Form 10KSB
period 1996-06-30
ADVANCED OXYGEN TECHNOLOGIES INC
filed 1997-12-16
CIK 352991

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                  FORM 10-KSB


            (X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF  1934

                    For the fiscal year ended June 30, 1996

                         Commission file number 0-9951

                       ADVANCED OXYGEN TECHNOLOGIES, INC.
                 (Name of small business Issuer in its charter)

        Delaware                                      91-1143622
 (State of incorporation)                (I.R.S. Employer Identification No.)

c/o Edelson Technology Partners
300 Tice Boulevard
Woodcliff Lake, New Jersey                                 07675
(Address of principal executive offices)                (Zip Code)

                                  201-930-8900
                (Issuer's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:
                     Common Stock, par value $.01 per share

     Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes          X            No  ______
                         -------

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this form 10-KSB.  [   x   ]

     For the year ended June 30, 1996, Issuer's revenues were $0.

     The aggregate market value of Common Stock at June 30, 1996 held by non-affiliates approximated $23,871 based upon the average bid and asked prices for a share of Common Stock on that date. For purposes of this calculation, persons owning 10% or more of the shares of Common Stock are assumed to be affiliates, although such persons are not necessarily affiliates for any other purpose.

     As of June 30, 1996, there were 4,796,252 issued and outstanding shares of the registrant's Common Stock, $.01 par value.

     Transitional Small Business Disclosure Format (check one):

               Yes  ______    No     X
                                  -------

                       ADVANCED OXYGEN TECHNOLOGIES, INC.

                                  FORM 10-KSB

                           FOR THE FISCAL YEAR ENDED

                                 JUNE 30, 1996

                               Table of Contents

                                                                 Page
                                                                 ----
Part I

     Item 1.    Description of Business.........................   1
     Item 2.    Description of Property.........................   3
     Item 3.    Legal Proceedings...............................   3
     Item 4.    Submission of Matters to a Vote of
                Security Holders................................   3

Part II

     Item 5.    Market for Registrant's Common
                Equity and Related Stockholder Matters..........   3

     Item 6.    Plan of Operation...............................   4

     Item 7.    Financial Statements............................   4

     Item 8.    Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure..........   4


Part III

     Item 9.    Directors and Executive Officers of Registrant..   5

     Item 10.   Executive Compensation..........................   6

     Item 11.   Security Ownership of Certain Beneficial Owners
                and Management..................................   6

     Item 12.   Certain Relationships and Related Transactions..   7

     Item 13.   Exhibits and Reports on Form 8-K................   7


                                     PART I
Item 1.  Description of Business

The Patent Sale and Cessation of Business

Advanced Oxygen Technologies, Inc. ("Advanced Oxygen Technologies", "AOT" or the "Company"), incorporated in Delaware in 1981 under the name Aquanautics Corporation, was, from 1985 until May 1995, a development stage specialty materials company producing new oxygen control technologies. On May 1, 1995, the Company sold its patents, and all related technology and intellectual property rights (collectively the "Patent Rights") to W. R. Grace & Co. - Conn, a Connecticut corporation ("Grace"). The price for the Patent Rights was $335,000, in cash, and a royalty as described below. Of the cash, $100,000 was paid to the Company prior to the closing and used to cover the Patent Sale's transactional costs and to preserve the Patent Rights. The remaining $235,000 was paid at the closing of the sale of the Patent Rights (the "Patent Sale").

In addition to the $335,000, the Company is to receive a royalty until April 30, 2007 of two percent (2%) of the net sales price of (a) all products sold by Grace that include, as a component, material that absorbs, bars, eliminates, extracts and/or concentrates oxygen that, but for the purchase of the Patent Rights, would infringe the Patent Rights, and (b) any mixture or compound (other than a finished product) which includes as a component material that absorbs, bars, eliminates, extracts and/or concentrates oxygen that, but for the purchase of the Patent Rights, would infringe the Patent Rights. If Grace licenses the Patent Rights during the first three years after the Closing to a third party (other than a Grace affiliate), the Company will receive 50% of the royalties received by Grace from such third party but will not receive the 2% royalty on either products or material sold by or to that third party.

The Company has agreed to indemnify Grace for any out of pocket costs incurred because of claims, litigation, arbitration or other proceedings (a) relating to the validity or ownership of the Patent Rights, (b) any infringement by the Patent Rights of any other patent or trademark owned by a third party, (c) any breach by Company of its representations, warranties, covenants in the Purchase Agreement or (d) arising from any state of affairs existing at Closing which was
not disclosed by the company to Grace.   If in any one year Grace incurs costs
covered by this indemnity, the indemnity is for all such costs up to $75,000 and for 50% of such costs over $75,000. Amounts due Grace under the indemnity would be paid by withholding royalties from Company.

In August 1994, in order to retain senior management, the Company agreed to pay Mr. Kopetz, Ms. Castle and David Overmyer, the Company's then Controller, a bonus if the Company successfully completed a sale of the Company or its technology by May 31, 1995. The bonus was equal to 5% of the first million dollars of the gross proceeds from such sale, 4% of the next million dollars of such gross proceeds, 3% of the third million, 2% of the fourth million and 1% of all amounts received from the such sale over $4 million. This bonus was shared equally by Mr. Kopetz, Ms. Castle and Mr. Overmyer. Upon the Closing, they received an aggregate of $16,750, or $5,583.33 each.

In addition, certain of the directors advanced $275,000 to the Company in August, 1994 (the "Director Loans"). None of these advances has been repaid. They will be repaid from the royalties, if any.

The Patent Sale may not necessarily result in the dissolution and liquidation of
the Company.   Since the Patent Sale, the Board continued to explore the
possibility of deriving value from the Company's two remaining non-contingent assets, its publicly held corporate shell and its net operating loss carry forwards. Unless that is accomplished, the Company may have to be dissolved and liquidated. The Board may decide in that connection, or alternatively, that it is in the best interests of the stockholders to assign the potential (or actual, if it develops) royalty stream from the Patent Sale to an agent for the stockholders (the "Agent"). In this event, the Agent would collect the royalties received from Grace, if any, and disburse them, after paying any ongoing expenses and any remaining liabilities, including the Director Loans, to the former stockholders, pro rata according to their stock ownership as of the date of the assignment.

Whether the aggregate liquidation preferences of the Preferred Stock would have to be satisfied before distributions of the royalty stream could be made on Common shares would depend on the form of the transaction, i.e., whether the Company was being liquidated. In the event of such an assignment of royalties, each stockholder would have a beneficial interest in the royalties, which interest will not be transferable other than by operation of law (e.g., upon death). The prohibition against transfer, other than by operation of law, is a condition to ensure that the Agent is not a reporting company for Securities Exchange Act of 1934 purposes. Such other conditions as are, in the Board's opinion, necessary to ensure that the Agent would not be a reporting entity will also be imposed. Whether the Board decides to assign the royalties to the Agent will depend on several corporate, tax and securities law issues, many of which cannot be anticipated at this time.

Uncertainties as to the aggregate amount of royalties, if any, that will be received by the Company (or the Agent) make it impractical to predict the total amount that ultimately may be received by stockholders. Claims, liabilities and expenses from operations (including operating costs, salaries and miscellaneous expenses) will continue to accrue or be incurred during the twelve-year royalty period, which will reduce the amount available for ultimate distribution.

The Company's Board of Directors has decided that, depending on the outcome of its efforts to realize value from the Company's status as a publicly held corporate shell and its net operating loss carry forward, it may be in the best interests of the Company and its stockholders to dissolve and liquidate the Company. The Board and the Company's stockholders accordingly approved a Contingent Plan of Liquidation (the "Contingent Plan") to be implemented if the Board, in its sole discretion, deems implementation to be in the best interests of the Company and its stockholders.

The Company does not have sufficient resources to continue to exist for more than a limited time. As a publicly held Company, the Company is subject to costly ongoing reporting and compliance requirements, and absent the possibility of deriving value from the publicly held corporate shell and the net operating loss carry forwards, the Board would have recommended to the stockholders that the Company liquidate and dissolve immediately and transfer the royalties to a liquidating trust.

The Board retained for the Company $57,000 from the proceeds of the Patent Sale so that the Company could exist for a period of time to allow it to search for and negotiate with possible acquirers of the corporate shell and/or its net operating loss carry forwards. If that process is not successful, the Board intends to implement the Contingent Plan. If that process is successful, it is unclear whether the Board would implement the Contingent Plan, because such a determination would depend on the form of the transaction.

Contingent Plan of Liquidation

A Contingent Plan of Liquidation (the "Contingent Plan") was adopted by the stockholders of the Company by written consents pursuant to a Proxy Statement dated April 3, 1995. The Contingent Plan provides for the dissolution of the Company pursuant to the provisions of the Delaware General Corporation Law. The Contingent Plan is to be carried out only upon subsequent implementation by action of the Board of Directors. If the Board of Directors acts to implement the Contingent Plan, the Company will file a Certificate of Dissolution with the Delaware Secretary of State. The Company will continue to exist, but only to liquidate its assets, wind up its business affairs, pay its liabilities and distribute its remaining assets, if any. Approval of the Contingent Plan will authorize the Board of Directors to sell or otherwise dispose of the assets of the Company on such terms and conditions and for such consideration as it deems advisable, without any further stockholder approval.

The Contingent Plan contemplates that upon it being made effective by the Board, if there are any accrued and contingent liabilities of or claims against the Company, payment or provision for payment thereof must be made out of the Company's assets. After that, any assets remaining would be distributed to stockholders as promptly as possible.

The Contingent Plan authorizes the Board of Directors to abandon the dissolution of the Company any time before the Certificate of Dissolution is filed, if the Board of Directors deems such action to be in the best interest of the Company. The Board of Directors has not considered the specific circumstances, if any, under which it might abandon the dissolution of the Company nor does it presently have any expectations to abandon the dissolution, should the Contingent Plan be implemented.

Under the Contingent Plan, the Board of Directors may choose to transfer the assets of the Company to a liquidating trust to (i) retain and receive the Company's assets, including the royalties, (ii) satisfy the Company's liabilities, whether known, unknown, contingent or otherwise, (iii) retain any assets on behalf of stockholders who cannot be located and (iv) distribute remaining assets to stockholders, after satisfying any liquidation preferences of the Company's Series 2 Preferred Stock, which preferences aggregate $885,000. All determinations as to the amount, time and form of liquidating distributions (including the transfer to the liquidating trust) will be made in the absolute
discretion of the Board of Directors.   Although the Board is authorized to make
distributions to the stockholders in stock or other assets, it is not presently anticipated that, except for the distribution of the royalty stream to a liquidating trust, any distributions will be made.

If there is a liquidating distribution to a liquidating trust, then the stockholders must surrender their common stock certificates to the Company for cancellation as a condition to entitlement to receive distributions from the trust. If a stockholder fails to surrender his certificate, his share of any distribution will be retained until his certificate is surrendered or until he furnishes an indemnity bond in case of loss or destruction of the certificates. No interest will be paid or accrued on the cash or other assets payable upon surrender of Company stock certificates. The stockholders of the Company will be notified as promptly as possible of the procedure for surrender of their
certificates in exchange for their beneficial interest in the trust.    If the
Contingent Plan of Liquidation is ultimately implemented by the Board of Directors, the Agent will most likely be a Liquidating Trust.

No estimate of the amount available for distribution to stockholders is possible. It is impossible to predict either (i) what royalties might be received from the Patent Sale or when, or (ii) whether value will be derived from the Company's public corporate shell or its net operating loss carry forwards.

If the Contingent Plan is implemented by the Board of Directors, the stock transfer books of the Company will be closed as of the close of business on the date the Certificate of Dissolution is filed. After that, no assignment or transfers of shares of stock of the Company (except those occurring by will, intestate succession or operation of law) will be recorded.

Employees

As an inactive corporation, the Company had no employees during the fiscal year ended June 30, 1996.

Item 2.   Description of Property

The Company has no facilities and owns no property.

Item 3.   Legal Proceedings

The  Company is not a party to any pending legal proceeding.

Item 4.   Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the prior fiscal year.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The Company's Common Stock is traded in the over-the-counter market. The following table sets forth the range of high and low bid quotations on the Common Stock for the quarterly periods indicated, as reported by the National Quotation Bureau, Inc. The quotations are interdealer prices without retail mark-ups, markdowns or commissions and may not represent actual transactions.


                                                  High              Low
 Fiscal Year Ended June 30, 1995
   First Quarter..................                1 5/8             1/32
   Second Quarter.................                 7/32             1/16
   Third Quarter..................                  .10             1/32
   Fourth Quarter.................                  .10             1/32

                                                  High              Low
 Fiscal Year Ended June 30, 1996
   First Quarter..................                  .01              .01
   Second Quarter.................                  .01              .01
   Third Quarter..................                  .01              .01
   Fourth Quarter.................                  .01              .01

At June 30, 1996, the closing bid price of the Company's Common Stock as reported by the National Quotation Bureau, Inc., was $.01.

At June 30, 1996, the approximate number of holders of record of the Company's Common Stock was 1,598.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

(a)       Plan of Operation
          -----------------

The Company has ceased operations since the sale of its technology to Grace in the Patent Sale. Several offers to acquire the shell have been examined and deemed inadequate. The Company continues to explore potential mergers with companies desiring to go public by acquiring its shell. If these efforts fail, the Company will most likely implement the Contingent Plan and form a Liquidating Trust to receive and ultimately distribute royalties (if any) from
the use of its former technology by Grace.   Royalties would first be paid to
debt holders and then to preferred stockholders and finally to common stockholders. To this date, no royalties have been forthcoming from Grace.

Item 7.  Financial Statements

An unaudited Balance Sheet for the fiscal year ended June 30, 1996, and unaudited Statements of Income, Cash Flows and Changes in Stockholders Equity for each of the two fiscal years preceding the date of the Balance Sheet are attached following the signature page hereof.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Because it became an inactive business in the fiscal year ended June 30, 1995 and due to its lack of financial resources, the Company ceased to engage KPMG Peat Marwick as its independent accountants and has engaged no independent accountants since the Company filed its Annual Report on Form 10-KSB for the 1995 fiscal year.

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant

Set forth below is information regarding the Company's directors and executive officers, including information furnished by them as to their principal occupations for the last five years, other directorships held by them and their ages as of September 8, 1996. All directors are elected for one-year terms which expire as of the date of the Company's Annual Meeting each year.



     Name                       Age       Position                   Director
     ----                       ---       --------                     Since
                                                                       -----
     Emile A. Battat.........    58       Director                      1993

     Harry Edelson...........    60       Chairman of the Board and
                                          Chief Executive Officer       1988

     Richard O. Jacobson.....    59       Director                      1988

     Albert J. James.........    59       Director                      1993




Emile A. Battat is President of Piedmont Enterprises Inc., a privately held investment and consulting firm. From 1978 to 1994 he was President and Chief Financial Officer of Minemet, Inc., a privately held company engaged in the international trade of industrial raw materials. From 1965 to 1978 he held various positions with Kaiser Aluminum Corporation including Vice President and
Director of Kaiser International.    Mr. Battat is a director of Alatenn
Resources, Inc., a transporter and seller of natural gas. Mr. Battat joined the Company's Board of Directors in July 1993.

Harry Edelson has been managing partner of Edelson Technology Partners, a limited partnership venture capital fund, since July 1984. Mr. Edelson joined the Company's Board of Directors in April 1988.

Richard O. Jacobson has been President and Chief Executive Officer of Jacobson Warehouse Company, Inc., since 1968. Jacobson Warehouse Company is a public warehouse and distribution company. Mr. Jacobson is also President and Chief
Executive Officer of Jacobson Transportation Company, Inc.    Mr. Jacobson is a
director of Firstar of IowaNA, a bank holding company, and is a director of Firstar of Des MoinesNA, based in Des Moines, Iowa. He also is a director of Alatenn Resources, Inc., a transporter and seller of natural gas, Allied Group, Inc., a regional insurance holding company, FelCor Suite Hotels and Heartland Express, Inc., an irregular truckload motor carrier. Mr. Jacobson joined the Company's Board of Directors in November 1988.

Albert J. James has been providing marketing and operational strategy consulting services to several food companies since 1990. From 1988 to 1990, he was the President and Chief Executive Officer of Continental White Cap, Inc. From 1975 to 1988 he held various positions within R.J. Reynolds/RJR Nabisco, including President, Chief Executive Officer and Chairman of the Board of Canadian Canners, Ltd. Mr. James joined the Company's Board of Directors in August 1993.

Item 10.  Executive Compensation

No officer or director received any compensation from the Company during the last fiscal year.


Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of June 30, 1996, by (i) all those known by the Company to be beneficial owners of more than 5% of its Common Stock; (ii) all directors; and (iii) all officers and directors of the Company as a group.


                                                                           Beneficial
                                                                           Ownership
                                                                    ------------------------
             Name and Address of
              Beneficial Owner                                         Shares       Percent
              ----------------                                         ------       -------
     IRITECH, S.p.A...........................................        300,000        6.25%
       Pizza della Liberta 20
       Rome, Italy 00192


     Harry Edelson and Edelson Technology Partners/(1)/......       1,199,333       25.00%
       300 Tice Boulevard
       Woodcliff Lake, New Jersey  07675


     Emile A. Battat/(2)/....................................         202,000        4.21%

     Richard O. Jacobson/(3)/................................         617,800       12.88%
       P. O. Box 224
       Des Moines, IA 50301


     Albert J. James/(4)/....................................         90,000         1.88%

     All Officers and Directors as a Group (4 persons)/(5)/..      2,099,133        43.97%



(1) Includes 8,000 shares of Common Stock issuable upon exercise of options exercisable within 60 days of September 20, 1996, 226,666 shares of Common Stock issuable upon the exercise of warrants exercisable within 60 days of September 20, 1996, and 40,000 shares of Series 2 Preferred Stock convertible into 80,000 common shares. Mr. Edelson, a director of the Company, is a partner with a beneficial interest in Edelson Technology Partners, a New York limited partnership ("ETP"). ETP is the owner, beneficially and of record, of 884,667 shares of Common Stock and, due to his position with ETP, Mr. Edelson may be deemed to be the beneficial owner of those shares.
(2) Includes 30,000 shares of Common Stock issuable upon exercise of options exercisable within 60 days of September 20, 1996, 86,000 shares of Common Stock issuable upon exercise of warrants exercisable within 60 days of September 20, 1996, and 23,000 shares of Series 2 Preferred Stock convertible into 46,000 common shares.
(3) Includes 8,000 shares of Common Stock issuable upon exercise of options exercisable within 60 days of September 20, 1996, 233,000 shares of Common Stock issuable upon exercise of warrants exercisable within 60 days of September 20, 1996, and 83,000 shares of Series 2 Preferred Stock convertible into 166,000 common shares.
(4) Includes 30,000 shares of Common Stock issuable upon exercise of options exercisable within 60 days of September 20, 1996, 30,000 shares of Common Stock issuable upon the exercise of warrants exercisable within 60 days of September 20, 1996, and 15,000 shares of Series 2 Preferred Stock convertible into 30,000 common shares.
(5) Includes 316,667 shares of Common Stock issuable upon exercise of options exercisable within 60 days of September 20, 1996, 580,666 shares of Common Stock issuable upon the exercise of warrants exercisable within 60 days of September 20, 1996, and 162,000 shares of Series 2 Preferred Stock convertible into 324,000 common shares.

Item 12.  Certain Relationships and Related Transactions

The Company's transactions with its officers, directors and affiliates have been, and such future transactions will be, on terms no less favorable to the Company than could have been realized by the Company in arms-length transactions with non-affiliated persons and will be approved by a majority of the independent disinterested directors.

Item 13.  Exhibits and Reports on Form 8-K

(a)       Exhibits

     10.    Material Contracts

          (a) Contingent Plan of Liquidation and Dissolution, incorporated by reference to Exhibit C to the Registrant's definitive Proxy Statement, dated April 3, 1995, filed pursuant to Regulation 14A.

(b).      Reports on Form 8-K

          No report on Form 8-K was filed during the last Quarter of the fiscal year ended June 30, 1996.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant):  ADVANCED OXYGEN TECHNOLOGIES, INC.

Date: December 15, 1997       By (Signature and Title):/s/ Harry Edelson
                                                       -----------------
                              Harry Edelson
                              Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: December 15, 1997           By (Signature and title):    /s/ Harry Edelson
                                                               ----------------------------------------
                                                               Harry Edelson, Chairman of the Board
                                                               and Chief Executive Officer and
                                                               Principal Financial Officer

Date: December 15, 1997           By (Signature and title):    /s/ Emile A. Battat
                                                               ----------------------------------------
                                                               Emile A. Battat, Director

Date: December 15, 1997           By (Signature and title):    /s/ Richard O. Jacobson
                                                               ----------------------------------------
                                                               Richard O. Jacobson, Director

Date: December 15, 1997           By (Signature and title):    /s/ Albert J. James
                                                               ----------------------------------------
                                                               Albert J. James, Director


                      Advanced Oxygen Technologies, Inc.
                                 BALANCE SHEET
                                 JUNE 30, 1996

                                       ASSETS
                                       ------

CURRENT ASSETS
  CASH                                           $     849
  OTHER RECEIVABLES                                     55
    TOTAL CURRENT ASSETS                                         $    904*

OTHER ASSETS
  DEPOSITS                                             524
    TOTAL OTHER ASSETS                                                524*

    TOTAL ASSETS                                                                $1,428*


                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        ------------------------------------
CURRENT LIABILITIES
  DUE TO DIRECTORS                                $   275,000
  ACCRUED LIABLITIES                                   37,000
    TOTAL CURRENT LIABILITIES                                    $ 312,000*

STOCKHOLDERS' EQUITY
  CAPITAL STOCK                                        47,963
  PREFERRED STOCK                                       1,770
  ADDITIONAL PAID IN CAPITAL                       19,797,051
  RETAINED EARNINGS                               (20,097,942)
  NET INCOME/LOSS                                     (59,414)
    TOTAL STOCKHOLDERS' EQUITY                                    (310,572)*

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $1,428*


                      Advanced Oxygen Technologies, Inc.
                               INCOME STATEMENT
                   FOR THE TWELVE MONTHS ENDED JUNE 30, 1996



                                                               Year to Date
                                                              Actual Percent
                                                           --------------------
REVENUES
  INTEREST INCOME                                          $     317      100.0
                                                           ---------    -------
* TOTAL REVENUES                                                 317      100.0

OPERATING EXPENSES
  ACCOUNTING                                                  15,509     4894.7
  BANK CHARGES                                                   608      192.0
  INSURANCE-GENERAL                                           (2,258)    (712.6)
  INTEREST                                                    27,500     8679.2
  LEGAL FEES-GENERAL                                           7,581     2392.6
  MISCELLANEOUS                                                  259       81.9
  OFFICE                                                         577      182.2
  RENT - OTHER                                                   804      253.7
  TAXES-MISC CORP.                                               305       96.3
  TRANSFER AGENT FEES                                          8,045     2539.0
                                                           ---------    -------
* TOTAL OPERATING EXPENSES                                    58,931     9999.9
                                                           ---------    -------
* INCOME FROM OPERATIONS                                     (58,614)   (9999.9)
                                                           ---------    -------
* OTHER INCOME/(EXPENSE)                                     (58,614)   (9999.9)
                                                           ---------    -------
* NET INCOME BEFORE TAXES                                    (58,614)   (9999.9)
  STATE INCOME TAX                                               800      252.5
                                                           ---------    -------
* NET INCOME AFTER TAXES                                   $ (59,414)   (9999.9)
                                                           =========    =======


                       Advanced Oxygen Technologies, Inc.
                            STATEMENT OF CASH FLOWS
                   FOR THE TWELVE MONTHS ENDED JUNE 30, 1996



                                                   Current    Year to Date
CASH FLOWS-OPERATIONS
  NET INCOME (LOSS-)                               $(13,851)      $(59,414)
  NET CHANGE RECEIVABLES                                             1,878
  NET CHANGE PAYABLES                                              (30,573)
  NET CHANGE ACCRUED EXPENSES                         6,875         32,000
                                                   --------    -----------

    TOTAL CASH FLOWS-OPERATIONS                       6,976         56,109
                                                   --------    -----------
    NET CHANGE IN CASH                             $ (6,976)   $  ( 56,109)
                                                   ========    ===========
  CASH AT BEGINNING OF PERIOD                      $  7,825    $    56,958
                                                   --------    -----------
    CASH AT END OF PERIOD                          $    849    $       849
                                                   ========    ===========