Form 10QSB
period 1996-09-30
ADVANCED OXYGEN TECHNOLOGIES INC
filed 1997-12-16
CIK 352991

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

         (X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1996 or

         ( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Transition period from _______ to _______

                         Commission file number 0-9951

                       ADVANCED OXYGEN TECHNOLOGIES, INC.
       (Exact name of small business issuer as specified in its charter)

        Delaware                                       91-1143622
(State of Incorporation)                  (I.R.S. Employer Identification No.)

                               300 Tice Boulevard
                            Woodcliff Lake, NJ 07675
                    (Address of principal executive offices)

                                  201-930-8900
                          (Issuer's telephone number)


    Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes       X                No
                      ------------               ------------

The number of shares of common stock outstanding as of September 30, 1996 was 4,796,252.

Transitional Small Business Disclosure Format (check one):

                 Yes                        No        X
                      ------------               ------------

                       ADVANCED OXYGEN TECHNOLOGIES, INC.


                                     INDEX



                                                                                                        Page
                                                                                                        ----

PART I - FINANCIAL INFORMATION

   Item 1. Financial Statements


   Balance sheet as of September 30, 1996                                                                1

   Statement of income for the three month period ended September 30, 1996                               2

   Statement of cash flows for the three month period ended September 30,
   1996                                                                                                  3

  Item 2. Management's discussion and analysis of
  financial condition and results of operations                                                          4

PART II - OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                                                              4

SIGNATURE


                      Advanced Oxygen Technologies, Inc.
                                 BALANCE SHEET
                              SEPTEMBER 30, 1996



                                              ASSETS
                                              ------
CURRENT ASSETS
  CASH                                             $        602
  OTHER RECEIVABLES                                          55
     TOTAL CURRENT ASSETS                                         $     657*

OTHER ASSETS
  DEPOSITS                                                  524
     TOTAL OTHER ASSETS                                                 524*

     TOTAL ASSETS                                                               $1,181*

                          LIABILITIES AND STOCKHOLDERS' EQUITY
                          ------------------------------------
CURRENT LIABILITIES
  DUE TO DIRECTORS                                 $    275,000
  ACCRUED LIABILITIES                                    43,875
    TOTAL CURRENT LIABILITIES                                     $ 318,875*

STOCKHOLDERS' EQUITY
  CAPITAL STOCK                                          47,963
  PREFERRED STOCK                                         1,770
  ADDITIONAL PAID IN CAPTAL                          19,797,051
  RETAINED EARNINGS                                 (20,157,356)
  NET INCOME/LOSS                                        (7,122)
    TOTAL STOCKHOLDERS' EQUITY                                     (317,694)*

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $1,181*


                       Advanced Oxygen Technologies, Inc.
                                INCOME STATEMENT
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996



                                                      Year to Date
                                                     Actual Percent
                                              ============================
OPERATING EXPENSES
  BANK CHARGES                                 $         30            0.0
  INTEREST                                            6,875            0.0
  RENT - OTHER                                          217            0.0
                                               ------------         ------
* TOTAL OPERATING EXPENSES                            7,122            0.0
                                               ------------         ------
* INCOME FROM OPERATIONS                             (7,122)           0.0
                                               ------------         ------
* OTHER INCOME/(EXPENSE)                             (7,122)           0.0
                                               ------------         ------
* NET INCOME BEFORE TAXES                            (7,122)           0.0
                                               ------------         ------
* NET INCOME AFTER TAXES                            $(7,122)           0.0
                                               ============         ======

                       Advanced Oxygen Technologies, Inc.
                            STATEMENT OF CASH FLOWS
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996



                                             Current         Year to Date
CASH FLOWS-OPERATIONS
  NET INCOME (LOSS-)                        $ (7,122)            $  (7,122)
  NET CHANGE ACCRUED EXPENSES                  6,875                 6,875
                                            --------             ---------
     TOTAL CASH FLOWS-OPERATIONS                 247                   247
                                            --------             ---------
     NET CHANGE IN CASH                     $   (247)            $    (247)
                                            ========             =========
  CASH AT BEGINNING OF PERIOD               $    849             $     849
                                            --------             ---------
     CASH AT END OF PERIOD                  $    602             $     602
                                            ========             =========

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PLAN OF OPERATIONS

      The Company has ceased operations since the sale of its technology to W.R. Grace. Several offers to acquire the shell have been examined and deemed inadequate. The Company continues to explore potential mergers with companies desiring to go public by acquiring its shell. If these efforts fail, the Company will most likely implement its Contingent Plan of Liquidation and form a Liquidating Trust to receive and ultimately distribute royalties (if any) from the use of its former technology by W.R. Grace. Royalties would first be paid to debt holders and then to preferred stockholders and finally to common stockholders. To this date, no royalties have been forthcoming from W.R. Grace.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
         (a) No exhibits
         (b) No report on Form 8-K was filed during the quarter for which this report is filed.

                                   SIGNATURE

      In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 15, 1997        /s/ Harry Edelson
                               --------------------------------------
                               Harry Edelson, Chairman of the Board and Chief
                               Executive Officer and Principal Financial Officer