Form 10QSB
period 1996-12-31
ADVANCED OXYGEN TECHNOLOGIES INC
filed 1997-12-16
CIK 352991

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the quarterly period ended December 31, 1996 or

         ( )         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934
      For the Transition period from ________________ to ________________

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

                Yes           X                No   ____________
                         -------------
The number of shares of common stock outstanding as of September 30, 1996 was 4,796,252.

Transitional Small Business Disclosure Format (check one):

                Yes                            No         X
                         _____________              -------------

                       ADVANCED OXYGEN TECHNOLOGIES, INC.


                                     INDEX



                                                                                         Page
                                                                                         ----

PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements

   Balance sheet as of December 31, 1996                                                   1

   Statement of income for the three month period ended December 31, 1996                  2

   Statement of cash flows for the the three month period ended December 31,
   1996                                                                                    3

 Item 2. Management's discussion and analysis of
 financial condition and results of operations                                             4

PART II - OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                                                4

SIGNATURE


                      Advanced Oxygen Technologies, Inc.
                                 BALANCE SHEET
                               DECEMBER 31, 1996



                                         ASSETS
                                         ------
CURRENT ASSETS
  CASH                                           $        398
     TOTAL CURRENT ASSETS                                        $     398*

OTHER ASSETS
  DEPOSITS                                                524
     TOTAL OTHER ASSETS                                                524*

     TOTAL ASSETS                                                               $922*

                            LIABILITIES AND STOCKHOLDERS' EQUITY
                            ------------------------------------
CURRENT LIABILITIES
  ACCOUNTS PAYABLE-TRADE                         $      2,000
  DUE TO DIRECTORS                                    275,000
  ACCRUED LIABILITIES                                  50,750
      TOTAL CURRENT LIABILITIES                                  $ 327,750*

STOCKHOLDERS' EQUITY
  CAPITAL STOCK                                        47,963
  PREFERRED STOCK                                       1,770
  ADDITIONAL PAID IN CAPTAL                        19,797,051
  RETAINED EARNINGS                               (20,157,356)
  NET INCOME/LOSS                                     (16,256)

     TOTAL STOCKHOLDERS' EQUITY                                   (326,828)*

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $922*


                      Advanced Oxygen Technologies, Inc.
                               INCOME STATEMENT
                  FOR THE SIX MONTHS ENDED DECEMBER 31, 1996


                                                       Year to Date
                                                      Actual Percent
                                                  ----------------------
OPERATING EXPENSES
  ACCOUNTING                                       $  2,000         0.0
  BANK CHARGES                                           60         0.0
  INTEREST                                           13,750         0.0
  RENT - OTHER                                          446         0.0
                                                   --------         ---
* TOTAL OPERATING EXPENSES                           16,256         0.0
                                                   --------         ---
* INCOME FROM OPERATIONS                            (16,256)        0.0
                                                   --------         ---
* OTHER INCOME/(EXPENSE)                            (16,256)        0.0
                                                   --------         ---
* NET INCOME BEFORE TAXES                           (16,256)        0.0
                                                   --------         ---
* NET INCOME AFTER TAXES                           $(16,256)        0.0
                                                   ========         ===

                       Advanced Oxygen Technologies, Inc.
                            STATEMENT OF CASH FLOWS
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 1996

                                             Current   Year to Date
CASH FLOWS-OPERATIONS
  NET INCOME (LOSS-)                         $(9,134)    $(16,256)
  NET CHANGE RECEIVABLES                          55           55
  NET CHANGE PAYABLES                          2,000        2,000
  NET CHANGE ACCRUED EXPENSES                  6,875       13,750
                                             -------     --------
    TOTAL CASH FLOWS-OPERATIONS                  204          451
                                             -------     --------
    NET CHANGE IN CASH                       $  (204)    $   (451)
                                             =======     ========
  CASH AT BEGINNING OF PERIOD                $   602     $    849
                                             -------     --------
    CASH AT END OF PERIOD                    $   398     $    398
                                             =======     ========

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