Form 10QSB
period 1997-03-31
ADVANCED OXYGEN TECHNOLOGIES INC
filed 1997-12-16
CIK 352991

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

         (X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the quarterly period ended March 31, 1997 or

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

Transitional Small Business Disclosure Format (check one):
                Yes      _____________         No      X
                                                  -------------

                       ADVANCED OXYGEN TECHNOLOGIES, INC.


                                     INDEX


                                                                               Page
                                                                               ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

  Balance sheet as of March 31, 1997                                            1

  Statement of income for the three month period ended March 31, 1997           2

  Statement of cash flows for the three month period ended March 31, 1997       3

Item 2. Management's discussion and analysis of
financial condition and results of operations                                   4

PART II - OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                                     4

SIGNATURE


                      Advanced Oxygen Technologies, Inc.
                                 BALANCE SHEET
                                 MARCH 31, 1997



                                         ASSETS
                                         ------
CURRENT ASSETS
  CASH                                            $        398
     TOTAL CURRENT ASSETS                                         $     398*

OTHER ASSETS
  DEPOSITS                                                 524
     TOTAL OTHER ASSETS                                                 524*

     TOTAL ASSETS                                                               $922*

                            LIABILITIES AND STOCKHOLDERS' EQUITY
                            ------------------------------------
CURRENT LIABILITIES
  ACCOUNTS PAYABLE-TRADE                          $      2,000
  DUE TO DIRECTORS                                     275,000
  ACCRUED LIABILITIES                                  257,625

     TOTAL CURRENT LIABILITIES                                    $ 334,625*

STOCKHOLDERS' EQUITY
  CAPITAL STOCK                                         47,963
  PREFERRED STOCK                                        1,770
  ADDITIONAL PAID IN CAPTAL                         19,797,051
  RETAINED EARNINGS                                (20,157,356)
  NET INCOME/LOSS                                      (23,131)

     TOTAL STOCKHOLDERS' EQUITY                                    (333,703)*

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $922*


                       Advanced Oxygen Technologies, Inc.
                                INCOME STATEMENT
                    FOR THE NINE MONTHS ENDED MARCH 31, 1997



                                               Year to Date
                                              Actual Percent
                                        -------------------------
OPERATING EXPENSES
  ACCOUNTING                            $  2,000             0.0
  BANK CHARGES                                60             0.0
  INTEREST                                20,625             0.0
  RENT - OTHER                               446             0.0
                                        --------          ------

* TOTAL OPERATING EXPENSES                23,131             0.0
                                        --------          ------
* INCOME FROM OPERATIONS                 (23,131)            0.0
                                        --------          ------
* OTHER INCOME/(EXPENSE)                 (23,131)            0.0
                                        --------          ------
* NET INCOME BEFORE TAXES                (23,131)            0.0
                                        --------          ------
* NET INCOME AFTER TAXES                $(23,131)            0.0
                                        ========          ======

                       Advanced Oxygen Technologies, Inc.
                            STATEMENT OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED MARCH 31, 1997


                                            Current        Year to Date
CASH FLOWS-OPERATIONS
  NET INCOME (LOSS-)                       $(6,875)           $(23,131)
  NET CHANGE RECEIVABLES                                            55
  NET CHANGE PAYABLES                                            2,000
  NET CHANGE ACCRUED EXPENSES                6,875              20,625
                                           -------            --------

   TOTAL CASH FLOWS-OPERATIONS                   0                 451
                                           -------            --------
   NET CHANGE IN CASH                      $     0            $   (451)
                                           =======            ========
  CASH AT BEGINNING OF PERIOD              $   398            $    849
                                           -------            --------
   CASH AT END OF PERIOD                   $   398            $    398
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