Form 10KSB
period 1997-06-30
ADVANCED OXYGEN TECHNOLOGIES INC
filed 1997-12-16
CIK 352991

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                  FORM 10-KSB


              (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 1997

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

                              Yes  X           No
                                  ---             ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ x ]

     For the year ended June 30, 1997, Issuer's revenues were $0.

     The aggregate market value of Common Stock at December 1, 1997 held by non-affiliates approximated $23,871 based upon the average bid and asked prices for a share of Common Stock on that date. For purposes of this calculation, persons owning 10% or more of the shares of Common Stock are assumed to be affiliates, although such persons are not necessarily affiliates for any other purpose.

     As of December 1, 1997, there were 4,796,252 issued and outstanding shares of the registrant's Common Stock, $.01 par value.

     Transitional Small Business Disclosure Format (check one):

                              Yes              No  X
                                  ---             ---

                      ADVANCED OXYGEN TECHNOLOGIES, INC.

                                  FORM 10-KSB

                           FOR THE FISCAL YEAR ENDED

                                 JUNE 30, 1997

                               Table of Contents

                                                                            Page
Part I                                                                      ----

     Item 1.     Description of Business...................................   1
     Item 2.     Description of Property...................................   3
     Item 3.     Legal Proceedings.........................................   3
     Item 4.     Submission of Matters to a Vote of
                 Security Holders..........................................   3

Part II

     Item 5.     Market for Registrant's Common
                 Equity and Related Stockholder Matters....................   3

     Item 6.     Plan of Operation.........................................   4

     Item 7.     Financial Statements......................................   4

     Item 8.     Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure....................   4


Part III

     Item 9.     Directors and Executive Officers of Registrant............   5

     Item 10.    Executive Compensation....................................   6

     Item 11.    Security Ownership of Certain Beneficial Owners
                 and Management............................................   6

     Item 12.    Certain Relationships and Related Transactions............   7

     Item 13.    Exhibits and Reports on Form 8-K..........................   7

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

Contingent Plan of Liquidation

A Contingent Plan of Liquidation (the "Contingent Plan") was adopted by the stockholders of the Company by written consents pursuant to a Proxy Statement dated April 3, 1995. The Contingent Plan provides for the dissolution of the Company pursuant to the provisions of the Delaware General Corporation Law. The Contingent Plan is to be carried out only upon subsequent implementation by action of the Board of Directors. If the Board of Directors acts to implement the Contingent Plan, the Company will file a Certificate of Dissolution with the Delaware Secretary of State. The Company will continue to exist, but only to liquidate its assets, wind up its business affairs, pay its liabilities and distribute its remaining assets, if any. Approval of the Contingent Plan authorized the Board of Directors to sell or otherwise dispose of the assets of the Company on such terms and conditions and for such consideration as it deems advisable, without any further stockholder approval.

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

Employees

As an inactive corporation, the Company had no employees during the fiscal year ended June 30, 1997 and at the date of this Annual Report on Form 10-KSB.

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



                                           High       Low
Fiscal Year Ended June 30, 1996
     First Quarter.......................  .01        .01
     Second Quarter......................  .01        .01
     Third Quarter.......................  .01        .01
     Fourth Quarter......................  .01        .01


                                           High       Low
Fiscal Year Ended June 30, 1997
     First Quarter.......................  .01        .01
     Second Quarter......................  .01        .01
     Third Quarter.......................  .01        .01
     Fourth Quarter......................  .01        .01

At December 1, 1997, the approximate number of holders of record of the Company's Common Stock was 1,598.

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

Item 7.  Financial Statements

An unaudited Balance Sheet for the fiscal year ended June 30, 1997, and unaudited Statements of Income, Cash Flows and Changes in Stockholders Equity for each of the two fiscal years preceding the date of the Balance Sheet are attached following the signature page hereof.

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

                                   PART III

Item 9.  Directors and Executive Officers of the Registrant

Set forth below is information regarding the Company's directors and executive officers, including information furnished by them as to their principal occupations for the last five years, other directorships held by them and their ages as of September 8, 1997. All directors are elected for one-year terms which expire as of the date of the Company's Annual Meeting each year.

                                                                      Director
Name                        Age             Position                   Since
----                        ---             --------                   -----
Emile A. Battat...........  59         Director                         1993

Harry Edelson.............  61         Chairman of the Board and        1988
                                       Chief Executive Officer

Richard O. Jacobson.......  60         Director                         1988

Albert J. James...........  60         Director                         1993

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

Richard O. Jacobson has been President and Chief Executive Officer of Jacobson Warehouse Company, Inc., since 1968. Jacobson Warehouse Company is a public warehouse and distribution company. Mr. Jacobson is also President and Chief Executive Officer of Jacobson Transportation Company, Inc. Mr. Jacobson is a director of Firstar of Iowa NA, a bank holding company, and is a director of Firstar of Des Moines NA, based in Des Moines, Iowa. He also is a director of Alatenn Resources, Inc., a transporter and seller of natural gas, Allied Group, Inc., a regional insurance holding company, FelCor Suite Hotels and Heartland Express, Inc., an irregular truckload motor carrier. Mr. Jacobson joined the Company's Board of Directors in November 1988.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of June 30, 1997, by (i) all those known by the Company to be beneficial owners of more than 5% of its Common Stock; (ii) all directors; and (iii) all officers and directors of the Company as a group.

                                                                   Beneficial
                                                                   Ownership
           Name and Address of                             ----------------------------
            Beneficial Owner                                 Shares           Percent
            ----------------                                 ------           -------
IRITECH, S.p.A............................................   300,000           6.25%
  Pizza della Liberta 20
  Rome, Italy 00192

Harry Edelson and Edelson Technology Partners/(1)/........ 1,199,333          25.00%
  300 Tice Boulevard
  Woodcliff Lake, New Jersey  07675

Emile A. Battat/(2)/......................................   202,000           4.21%

Richard O. Jacobson/(3)/..................................   617,800          12.88%
  P. O. Box 224
  Des Moines, IA 50301

Albert J. James /(4)/.....................................    90,000           1.88%

All Officers and Directors as a Group (4 persons)/(5)/.... 2,099,133          43.97%

(1) Includes 8,000 shares of Common Stock issuable upon exercise of options exercisable within 60 days of December 1, 1997, 226,666 shares of Common Stock issuable upon the exercise of warrants exercisable within 60 days of December 1, 1997, and 40,000 shares of Series 2 Preferred Stock convertible into 80,000 common shares. Mr. Edelson, a director of the Company, is a partner with a beneficial interest in Edelson Technology Partners, a New York limited partnership ("ETP"). ETP is the owner, beneficially and of record, of 884,667 shares of Common Stock and, due to his position with ETP, Mr. Edelson may be deemed to be the beneficial owner of those shares.
(2) Includes 30,000 shares of Common Stock issuable upon exercise of options exercisable within 60 days of December 1, 1997, 86,000 shares of Common Stock issuable upon exercise of warrants exercisable within 60 days of December 1, 1997, and 23,000 shares of Series 2 Preferred Stock convertible into 46,000 common shares.
(3) Includes 8,000 shares of Common Stock issuable upon exercise of options exercisable within 60 days of December 1, 1997, 233,000 shares of Common Stock issuable upon exercise of warrants exercisable within 60 days of December

    1, 1997, and 83,000 shares of Series 2 Preferred Stock convertible into 166,000 common shares.
(4) Includes 30,000 shares of Common Stock issuable upon exercise of options exercisable within 60 days of December 1, 1997, 30,000 shares of Common Stock issuable upon the exercise of warrants exercisable within 60 days of December 1, 1997, and 15,000 shares of Series 2 Preferred Stock convertible into 30,000 common shares.
(5) Includes 316,667 shares of Common Stock issuable upon exercise of options exercisable within 60 days of December 1, 1997, 580,666 shares of Common Stock issuable upon the exercise of warrants exercisable within 60 days of December 1, 1997, and 162,000 shares of Series 2 Preferred Stock convertible into 324,000 common shares.

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

Item 13. Exhibits and Reports on Form 8-K

(a)      Exhibits

         None

(b)      Reports on Form 8-K

         No report on Form 8-K was filed during the last Quarter of the fiscal year ended June 30, 1997.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant):  ADVANCED OXYGEN TECHNOLOGIES, INC.

Date: December 15, 1997     By (Signature and Title):  /s/ Harry Edelson
                                                     ----------------------
                            Harry Edelson
                            Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 15, 1997     By (Signature and title):  /s/ Harry Edelson
                                                     ------------------------
                                                     Harry Edelson, Chairman
                                                     of the Board and Chief
                                                     Executive Officer and
                                                     Principal Financial Officer

Date: December 15, 1997     By (Signature and title):  /s/ Emile A. Battat
                                                     ------------------------
                                                     Emile A. Battat, Director

Date: December 15, 1997   By (Signature and title):  /s/ Richard O. Jacobson
                                                   ---------------------------
                                                   Richard O. Jacobson, Director

Date: December 15, 1997   By (Signature and title):  /s/ Albert J. James
                                                   ----------------------------
                                                   Albert J. James, Director

                      Advanced Oxygen Technologies, Inc.
                          BALANCE SHEET JUNE 30, 1997


                                    ASSETS
                                    ------

CURRENT ASSETS
  CASH                                               $       398
    TOTAL CURRENT ASSETS                                             $     398*

OTHER ASSETS
  DEPOSITS                                                   524
    TOTAL OTHER ASSETS                                                     524*

    TOTAL ASSETS                                                                    $922*

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
CURRENT LIABILITIES
  ACCOUNTS PAYABLE-TRADE                             $     2,000
  DUE TO DIRECTORS                                       275,000
  ACCRUED LIABILITIES                                     64,500
    TOTAL CURRENT LIABILITIES                                        $ 341,500*

STOCKHOLDERS' EQUITY
  CAPITAL STOCK                                           47,963
  PREFERRED STOCK                                          1,770
  ADDITIONAL PAID IN CAPTAL                           19,797,051
  RETAINED EARNINGS                                  (20,157,356)
  NET INCOME/LOSS                                        (30,006)
    TOTAL STOCKHOLDERS' EQUITY                                        (340,578)*

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $922*

                      Advanced Oxygen Technologies, Inc.
                               INCOME STATEMENT
                   FOR THE TWELVE MONTHS ENDED JUNE 30, 1997


                                          --- Year to Date ---
                                             Actual Percent
                                          ====================
OPERATING EXPENSES
  ACCOUNTING                                $  2,000     0.0
  BANK CHARGES                                    60     0.0
  INTEREST                                    27,500     0.0
  RENT - OTHER                                   446     0.0
                                            --------     ---
* TOTAL OPERATING EXPENSES                    30,006     0.0
                                            --------     ---
* INCOME FROM OPERATIONS                     (30,006)    0.0
                                            --------     ---
* OTHER INCOME/(EXPENSE)                     (30,006)    0.0
                                            --------     ---
* NET INCOME BEFORE TAXES                    (30,006)    0.0
                                            --------     ---
* NET INCOME AFTER TAXES                    $(30,006)    0.0
                                            ========     ===

                       Advanced Oxygen Technologies, Inc.
                            STATEMENT OF CASH FLOWS
                   FOR THE TWELVE MONTHS ENDED JUNE 30, 1997

                                      Current    Year to Date
CASH FLOWS-OPERATIONS
  NET INCOME (LOSS-)                  $(6,875)     $(30,006)
  NET CHANGE RECEIVABLES                                 55
  NET CHANGE PAYABLES                                 2,000
  NET CHANGE ACCRUED EXPENSES           6,875        27,500
                                      -------      --------
    TOTAL CASH FLOWS-OPERATIONS             0           451
                                      -------      --------
    NET CHANGE IN CASH                $     0      $   (451)
                                      =======      ========
  CASH AT BEGINNING OF PERIOD         $   398      $    849
                                      -------      --------
    CASH AT END OF PERIOD             $   398      $    398
                                      =======      ========