Form 10QSB
period 1997-09-30
ADVANCED OXYGEN TECHNOLOGIES INC
filed 1997-12-16
CIK 352991

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended September 30, 1997 or

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

                       ADVANCED OXYGEN TECHNOLOGIES, INC.


                                     INDEX

                                                            Page
                                                            ----

PART I - FINANCIAL INFORMATION
  Item 1. Financial Statements

    Balance sheet as of September 30, 1997                    1

    Statement of income for the three month period ended
    September 30, 1997                                        2

    Statement of cash flows for the three month period
    ended September 30, 1997                                  3

  Item 2. Management's discussion and analysis of
  financial condition and results of operations               4

PART II - OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                   4

SIGNATURE

                      Advanced Oxygen Technologies, Inc.
                                 BALANCE SHEET
                              SEPTEMBER 30, 1997


                                       ASSETS
                                       ------

CURRENT ASSETS
  CASH                                           $     398
    TOTAL CURRENT ASSETS                                         $     398*

OTHER ASSETS
  DEPOSITS                                             524
    TOTAL OTHER ASSETS                                                 524*

     TOTAL ASSETS                                                               $922*


                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        ------------------------------------
CURRENT LIABILITIES
  ACCOUNTS PAYABLE-TRADE                         $      2,000
  DUE TO DIRECTORS                                    275,000
  ACCRUED LIABILITIES                                  71,375
    TOTAL CURRENT LIABILITIES                                    $ 348,375*

STOCKHOLDERS' EQUITY
  CAPITAL STOCK                                        47,963
  PREFERRED STOCK                                       1,770
  ADDITIONAL PAID IN CAPTAL                        19,797,051
  RETAINED EARNINGS                               (20,187,361)
  NET INCOME/LOSS                                      (6,875)
    TOTAL STOCKHOLDERS' EQUITY                                    (347,453)*

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $922*

                      Advanced Oxygen Technologies, Inc.
                               INCOME STATEMENT
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997

                                          --- Year to Date ---
                                             Actual Percent
                                          ====================

OPERATING EXPENSES
  INTEREST                                  $ 6,875     0.0
                                            -------     ---
* TOTAL OPERATING EXPENSES                    6,875     0.0
                                            -------     ---
* INCOME FROM OPERATIONS                     (6,875)    0.0
                                            -------     ---
* OTHER INCOME/(EXPENSE)                     (6,875)    0.0
                                            -------     ---
* NET INCOME BEFORE TAXES                    (6,875)    0.0
                                            -------     ---
* NET INCOME AFTER TAXES                    $(6,875)    0.0
                                            =======     ===

                       Advanced Oxygen Technologies, Inc.
                            STATEMENT OF CASH FLOWS
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997

                                                 Current     Year to Date
 CASH FLOWS-OPERATIONS
   NET INCOME (LOSS-)                            $(6,875)      $(6,875)
   NET CHANGE ACCRUED EXPENSES                     6,875         6,875
                                                 -------       -------
    TOTAL CASH FLOWS-OPERATIONS                        0             0
                                                 -------       -------
    NET CHANGE IN CASH                           $     0       $     0
                                                 =======       =======
  CASH AT BEGINNING OF PERIOD                    $   398       $   398
                                                 -------       -------
    CASH AT END OF PERIOD                        $   398       $   398
                                                 =======       =======

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

Date: December 15, 1997       /s/ Harry Edelson
                              -------------------------------------------------
                              Harry Edelson, Chairman of the Board and Chief
                              Executive Officer and Principal Financial Officer