Form 10QSB
period 1997-12-31
ADVANCED OXYGEN TECHNOLOGIES INC
filed 1998-02-13
CIK 352991

U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                             FORM 10-QSB

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
        SECURITIES EXCHANGE ACT OF1934
        For the quarterly period ended December 31, 1997 or

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
      SECURITIES EXCHANGE ACT COMMISSION OF 1934
     FOR THE TRANSITION PERIOD FROM          TO

Commission file number 0-9951

ADVANCED OXYGEN TECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)

Delaware                                 91-1143622
(State of Incorporation)           (I.R.S. Employer Identification No.)

     C/o Crossfield Inc.
     230 Park Avenue, Suite 1000
     New York, NY 10169
(Address of principal executive offices)

     212-808-3061
(Issuer's telephone number)

     Check whether the issuer (1) has filed all reports required to be filled by Section 13 or 15(d)of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                            No

The number of shares of common stock outstanding as of December 31, 1997 was 29,640,252.

Transitional Small Business Disclosure Format (check one):

Yes                                No   X







                      ADVANCED OXYGEN TECHNOLOGIES, INC.

                                       INDEX

PART I- FINANCIAL INFORMATION

Item 1.  Financial Statements
     Balance sheet as of December 31,1997

     Statement of income for the three month period ended December 31,1997

     Statement of cash flows for the three month period ended December 31, 1997

Item 2. Management's discussion and analysis of financial condition and results of operations

PART II- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

Item 27. Financial Data Schedules

SIGNATURE

Item 1
PART I

FINANCIAL INFORMATION
ADVANCED OXYGEN TECHNOLOGIES INC.
FOR THE 3 MONTHS ENDING DECEMBER 31, 1997
(UNAUDITED)

BALANCE SHEET

Current Asset                       0.00

TOTAL CURRENT ASSETS                          0.00

Property & Equipment                0.00

TOTAL PROPERTY & EQUIPMENT                    0.00

Other assets                        0.00

TOTAL OTHER ASSETS                            0.00

TOTAL ASSETS                                  0.00



LIABILITIES AND CAPITAL

Current Liabilities            14,500.00

TOTAL CURRENT LIABILITIES                14,500.00

Long Term Liabilities               0.00

TOTAL LONG TERM LIABILITIES                   0.00

TOTAL LIABILITIES                        14,500.00



CAPITAL

Preferred Stock                 1,770.00
(10,000,000 authorized
par value $.001@share)
(5,000 outstanding)

Common Stock                   285,463.00
(30,000,000 authorized
par value $0.01@share)
(29,640,252 outstanding)

Paid in Capital             19,857,051.00

Retained Earnings           (20,187,361.00)

Net Income                     28,577.00

TOTAL CAPITAL                           (14,500.00)


INCOME STATEMENT

REVENUES

Other Income                  (6,875.00)

Forgiveness of Debt           286,374.00

TOTAL REVENUES                          279,499.00



Cost of Sales                       0.00

TOTAL COST OF SALES                           0.00



GROSS PROFIT                            279,499.00



Expenses                      250,922.00

TOTAL EXPENSES                          250,922.00



NET INCOME                               28,577.00


CASH FLOW STATEMENT

Net income                     28,577.00

Adjustments (A/P)              14,500.00

TOTAL ADJUSTMENTS              14,500.00



Net cash provided by Operations43,077.00

Net cash used in investing          0.00



Cash Flows from Financing

     PROCEEDS FROM:

     Notes payables to Directors275,000.00

     Other Long Term Liabilities 71,374.00

     Preferred Stock            1,770.00

     Common Stock             285,463.00

     Paid-in-Capital          19,857,051.00



     USED FOR

     Note Payable to directors(275,000.00)

     Other long term Liabilities(71,374.00)



Net cash used in Financing              20,144,284.00

Net increase (decrease) in cash         20,187,361.00



SUMMARY

Cash Balance at end of period       0.00

Cash balance at beginning of period  (922.00)

NET INCREASE (DECREASE) IN CASH  (922.00)


Item 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PLAN OF OPERATIONS

     The Company had ceased operations since the sale of its technology to W.R.Grace Conn. The Company is currently seeking acquisitions, mergers, and purchases to begin operations.

     Pursuant to a Stock Acquisition Agreement dated as of December 18, 1997 the Company has issued 23,750,000 shares of its common stock , par value $.01 at a price of $0.01 per share for $60,000 cash plus consulting services rendered valued at $177,500.

     Pursuant to a Purchase Agreement dated as of December 18, 1997, an aggregate of 800,000 shares of AOXY's common stock was purchased from Edelson Technology Partners II, L.P. ("ETPII") for $10,000 cash. AOXY issued
450,000 shares of its capital stock to ETPII in exchange for consulting services. The general partner of ETPII is Harry Edelson, Chairman of the Board and Chief Executive Officer of AOXY prior to the transactions resulting in the change of control (the "Transactions"). Prior to the Transactions Mr. Edelson directly or indirectly owned approximately 25% of the issued and outstanding common stock of AOXY, and following the completion of Mr. Edelson's consultancy he will own approximately 1.5%.

     Pursuant to a Waiver Agreement dated as of December 18, 1997, Emile Battat, Richard Jacobson, each a director of AOXY prior to the Transactions, Sharon Castle, a former officer of AOXY, and EPTII released AOXY from any liability for repayment of an aggregate of $275,000 of loans plus all interest due thereon previously made by them to AOXY in consideration of an aggregate amount of $60,000 cash paid to them pro rata in proportion to their individual loans outstanding.

     On December 18, 1997, pursuant to a Trust Agreement dated as of November 7, 1997 and an Assignment and Assumption Agreement dated as of November 8, 1997, certain royalty rights and liabilities related to technology AOXY sold to a third party in 1995 were transferred to a trust for the benefit of the AOXY shareholders. No royalties had been paid or become due with respect to the rights transferred to the Trust, and no value was assigned to such rights on the books of AOXY.

     All of the directors and officers of AOXY resigned in connection with the Transactions. Robert E. Wolfe and Joseph N. Noll were elected as directors on December 18,1997, and Mr. Wolfe was appointed president.

PART II- OTHER INFORMATION

EXHIBIT INDEX
      Item 6.  Exhibits and Reports on Form 8-K
      (A) Exhibit 8-K filed on December 18, 1997.

      Item 27.  Financial Data Schedules
      (B)  Article 5

SIGNATURE

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Date: February 15, 1998            /s/ Robert E. Wolfe
                              Robert E. Wolfe, Chairman of the Board and Chief Executive Officer and Principal Financial Officer

                     Exhibit A

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                          -----------------------------
                                    FORM 8-K

                                 CURRENT REPORT

                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                                December 18, 1997
                        (Date of Earliest Event Reported)

                       ADVANCED OXYGEN TECHNOLOGIES, Inc.
             (Exact Name of Registrant as Specified in its Charter)



        Delaware                  000-09951              91-1143622
(State of Incorporation)    (Commission File No.)     (I.R.S. Employer
                                                      Identification No.)

                           C/O Crossfield Incorporated
                           230 Park Avenue, Suite 1000
                               New York, NY 10169
                    (Address of Principal Executive Offices)

                  Registrant's Telephone Number: (212) 808-3061

                         C/O EdelsonTechnology Partners
                               300 Trice Boulevard
                            Woodcliff Lake, NJ 07675
                                (Former Address)

=====================================================================
===========

ITEM 1:           CHANGES IN CONTROL OF REGISTRANT

     Pursuant to a Stock Acquisition Agreement dated as of December 18, 1997 (Exhibit A), Advanced Oxygen Technologies, Inc. ("AOXY") has issued 23,750,000 shares of its common stock , par value $.01, at a price of $0.01 per share for $60,000 cash plus consulting services rendered valued at $177,500, to Crossland, Ltd. ("Crossland"), Eastern Star, Ltd. ("Eastern"), Coastal Oil, Ltd. ("Coastal") and Crossland, Ltd. (Belize) ("CLB"). Crossland and Eastern are Bahamas corporations. Coastal and CLB are Belize corporations.

     Pursuant to a Purchase Agreement dated as of December 18, 1997 (Exhibit B), CLB, Triton International, Ltd. ("Triton"), a Bahamas corporation, and Robert E. Wolfe purchased an aggregate of 800,000 shares of AOXY's common stock from Edelson Technology Partners II, L.P. ("ETPII") for $10,000 cash. AOXY will issue 450,000 shares of its capital stock to ETPII in exchange for consulting services to be rendered. The general partner of ETPII is Harry Edelson, Chairman of the Board and Chief Executive Officer of AOXY prior to the transactions resulting in the change of control (the "Transactions"). Prior to the Transactions Mr. Edelson directly or indirectly owned approximately 25% of the issued and outstanding common stock of AOXY, and following the completion of Mr. Edelson's consultancy he will own approximately 1.5%.

     Pursuant to a Waiver Agreement dated as of December 18, 1997 (Exhibit C), Emile Battat, Richard Jacobson, each a director of AOXY prior to the Transactions, Sharon Castle, a former officer of AOXY, and EPTII released AOXY from any liability for repayment of an aggregate of $275,000 of loans plus all interest due thereon previously made by them to AOXY in consideration of an aggregate amount of $60,000 cash paid to them pro rata in proportion to their individual loans outstanding by CLB, Triton and Robert E. Wolfe.

     The source of funds for the Transactions was working capital and personal funds. To the knowledge of the registrant, no arrangements exist which might subsequently result in a change in control of the registrant.

     All of the directors and officers of AOXY resigned in connection with the Transactions. Robert E. Wolfe and Joseph N. Noll were elected as directors and Mr. Wolfe was appointed president.

     Stock of AOXY purchased in the Transactions is owned as follows:

                                        # of Shares           % of Company

       Robert E. Wolfe                       50,000                0.17 %
       Triton-International, Ltd.           375,000                1.26%
       Crossland, Ltd. (Belize)           6,312,500               21.30%
       Crossland, Ltd.                    5,937,500               20.03%
       Coastal Oil, Ltd.                  5,937,500               20.03%
       Eastern Star, Ltd.                 5,937,500               20.03%
                                          ---------               ------
           Total                         24,550,000               82.83%

ITEM 2:     ACQUISITION OR DISPOSITION OF ASSETS.

     On December 18, 1997, pursuant to a Trust Agreement dated as of November 7, 1997 and an Assignment and Assumption Agreement dated as of November 8, 1997, (together, Exhibit D) certain royalty rights and liabilities related to technology AOXY sold to a third party in 1995 were transferred to a trust for the benefit of the AOXY shareholders. No royalties had been paid or become due with respect to the rights transferred to the Trust, and no value was assigned to such rights on the books of AOXY.

ITEM 7.     FINANCIAL STATEMENTS, PRO FORMA FINANCIAL INFORMATION &
EXHIBITS.

(c)         Exhibits

Exhibit A   Stock Acquisition Agreement
Exhibit B   Purchase Agreement
Exhibit C   Waiver Agreement
Exhibit D   Trust Agreement, Assignment and Assumption Agreement

ITEM 9.     SALES OF EQUITY SECURITIES PURSUANT TO REGULATION S.

     The 23,750,000 shares of AOXY common stock sold by AOXY as of December 18, 1997 to Crossland, Eastern, Coastal and CLB pursuant to the Stock Acquisition Agreement (the "Regulation S Shares") have not been registered under the Securities Act of 1933, as amended, in reliance on the exemption from registration provided by Rule 903(c)(2) of Regulation S. Consideration for the Regulations S Shares consisted of $60,000 cash and consulting services rendered valued at $177,500.

     Each of the purchasers of the Regulation S Shares (a "Buyer") has represented to AOXY that (i) it is not a "U.S. Person" as that term is defined in Rule 902(o) of Regulation S; (ii) the sale of the Regulation S Shares was taking place outside the United States; (iii) no offer was made in the United States; (iv) it was purchasing the Regulation S Shares for its own account and not as a nominee or for the account of any other person or entity; (v) it had no intention to sell or distribute the shares except in accordance with Regulation S; and (vi) it agreed that it would not transfer Regulation S Shares to a U.S. Person before the 41st day from the date the Buyer purchased the Regulation S Shares.

     AOXY represented to the Buyers that it had not conducted any "directed selling efforts" as defined in Regulation S, and that it had filed all reports required to be filed under the Securities Exchange Act of 1934 during the preceding twelve months.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


Dated:  January 16, 1998.           ADVANCED OXYGEN TECHNOLOGIES, INC.




                                    BY:/s/ Robert E. Wolfe
                                       -------------------------------
                                       Robert E. Wolfe
                                       President

                                                                       Exhibit A
                                                                 Execution (iii)


                           STOCK ACQUISITION AGREEMENT
                           ---------------------------


         THIS AGREEMENT made as of the 18 day of December, 1997, (herein, together with the Schedules attached hereto, referred to as "Agreement") by and among ADVANCED OXYGEN TECHNOLOGIES, INC., a Delaware corporation, (herein referred to as "AOXY") and Crossland, Ltd. (Belize), a registered company of Belize, Eastern Star, Ltd., a Bahamas corporation, Costal Oil, Ltd., a registered company of Belize, and Crossland Ltd., a Bahamas corporation (each herein referred to as a "Purchaser" and, collectively, the "Purchasers").

         In reliance upon the representations and warranties made herein and in consideration of the mutual agreements herein contained the parties hereby agree as follows:

    SECTION 1. SALE AND PURCHASE OF STOCK.

         1.01 Sale of Stock to Purchasers. (a) AOXY shall at the closing of the transactions hereinafter provided sell, transfer, assign and deliver to Purchasers an aggregate of 6,000,000 shares (the "Sale Shares") of the capital stock of AOXY in the amounts set forth on Schedule 1.01 hereto.

              (b) AOXY shall at the closing of the transactions hereinafter provided sell, transfer, assign and deliver to Purchasers an aggregate of 17,750,000 shares (the "Consulting Shares") of the capital stock of AOXY in the amounts set forth on Schedule 1.01 hereto. The Sale Shares and the Consulting Shares are hereinafter referred to collectively as the "Shares."

         1.02 Consideration for Stock. (a) In consideration of the sale of the Sale Shares, Purchasers shall pay to AOXY the aggregate amount of US $60,000.00 (the "Purchase Price") by delivery to Kieffer and Hahn, as attorneys for AOXY, the Purchase Price in the form of an official bank check or a certified check of the Purchasers payable to "Kieffer and Hahn, IOLA account which funds shall be used to pay certain creditors of AOXY.

              (b) In consideration of the sale of the Consulting Shares, Purchasers have previously provided services to AOXY by identifying potential acquisition candidates.

         1.03 Transactions on the Closing Date. (a) Delivery of Shares. At the Closing, AOXY will deliver to Purchasers irrevocable instructions to the transfer agent of AOXY for the issuance of stock certificates representing the Shares; and

              (b) Delivery of Consideration. At the Closing, Purchasers will deliver to AOXY an official bank check or a certified check of the Purchasers in the amount of the Purchase Price payable to "Kieffer and Hahn, IOLA account."

         (c) Resignations. Resignations of all of the directors and officers of AOXY other than those designated in writing by Purchasers prior to the Closing Date to remain on the board or in office; and

         (d) Documents. Each of the documents contemplated by this Agreement.

    SECTION 2. CLOSING. The Closing will take place at the offices of Kieffer and Hahn, 111 Broadway, New York, New York 10006, at 10:00 A.M. on the date of execution and delivery hereof by all of the parties.

    SECTION 3. REPRESENTATIONS AND WARRANTIES OF AOXY. AOXY represents and warrants the following to the Purchasers:

         (a) Organization and Standing. (1) AOXY is a corporation duly organized, validly existing, and in good standing under the laws of the State of Delaware, the State of its incorporation, and is authorized to conduct business in and is in good standing in each jurisdiction in which the character of the properties owned by it or the nature of the business transacted by it makes such license or qualification necessary.

         (2) The certified copies heretofore delivered to AOXY, of the certificate of incorporation, of all licenses to transact business and of the by-laws of AOXY with all amendments to the date hereof are true, complete and correct.

         (3) AOXY has no subsidiaries.

         (b) Capital Stock. (1) The capital stock of AOXY consists of (A) thirty million (30,000,000) shares of common stock, par value one cent (US $0.01) per share of which five million six hundred ninety-six thousand two hundred fifty-two (5,696,252) shares have been validly issued and are fully paid and are non-assessable and are fully transferable, three hundred fifty four thousand (354,000) shares which shall be issued upon conversion of 177,000 shares of preferred stock (172,000 shares of preferred stock shall be converted into 344,000 shares on the date of Closing) and one hundred forty five thousand (145,000) shares of which shall be issued upon exercise of options and (B) ten million (10,000,000) shares of preferred stock par value one cent (US $.Ol) per share of which 177,000 (172,000 shares of preferred stock shall be converted into 344,000 shares on the date of Closing) shares have been validly issued and are fully paid and are non- assessable and are fully transferable.

              (2) None of the issued and outstanding shares is subject to any voting trust agreement or other agreement relating to the voting thereof.

              (3) None of the authorized but unissued shares of AOXY are subject to any warrants, obligations, subscriptions, options, convertible securities or other commitments under which they are or may be required to be issued.

              (4) No transfer tax will be payable with respect to the issuance of AOXY's stock contemplated hereby.

         (c) Stock Issuance. The Shares when issued shall be free and clear of any encumbrances, liens or restrictions on sale, other than those applicable to restricted securities as defined under the rules and regulations promulgated by the Securities and Exchange Commission.

         (d) Validity of Agreement Authority. This Agreement has been duly executed and delivered by AOXY and (assuming valid execution and delivery by each Purchaser) is a valid and binding obligation, enforceable in accordance with its terms.

         (e) Authority to take Action. (1) The execution and delivery of this Agreement and delivery of the subject shares and the carrying out of the provisions hereof will not contravene any provisions of law, any order, judgment and/or decree of any court or other governmental agency or AOXY's certificate of incorporation, by-laws, or any indenture, agreement or other instrument to which a AOXY is a party or by which AOXY may be bound, or by which any property owned by AOXY may be bound.

              (2) All legal actions required to be taken in connection with this Agreement pursuant to the laws of any State or other governmental authority have been so taken.

         (f) Accounts Receivable. AOXY has no accounts receivable.

         (g) Liabilities of AOXY. AOXY has no liabilities or obligations of any nature, whether accrued, absolute, contingent or otherwise, including, without limitation, tax liabilities due or to become due, except for (1) approximately $45,000 of accounts payable, (2) the fees and expenses of counsel in connection herewith and (3) amounts due and payable to certain of its directors as evidenced by Promissory Notes issued to such persons and the accrued interest earned thereon which do not exceed $350,000 in the aggregate which are to be spun-off to the liquidating trust as set forth in section .

         (h) No Dividends or Distributions. Since June 30, 1995, AOXY has not declared, set aside or paid to its stockholder any dividend or other distribution in respect of its capital stock or redeemed or purchased or otherwise acquired any of its capital stock or agreed to take any such action.

         (i) Absence of Material Changes or Events. Except for matters publicly disclosed on (1) AOXY's Proxy Statement in connection with the sale of its oxygen control technology to W.R. Grace ("Grace") in February 1995; (2) AOXY's Reports on Form 10-KSB with respect to AOXY's fiscal years ended June 30, 1993, 1994 and 1995 and (3) AOXY's Reports on form 10-Q for the quarters ending September 30, 1995 and December 31, 1995 and AOXY's 8-K's filed prior hereto copies of which have been heretofore delivered to Purchasers, since June 30, 1995 there has been no event or condition of any character, materially and adversely affecting AOXY's financial position, assets, liabilities (contingent or otherwise), results of operation, business or business prospects, and AOXY has not:

              (1) Incurred any obligation or liability (absolute, accrued, contingent, or otherwise) except in the ordinary course of business or except in connection with the performance of this Agreement;

              (2) Mortgaged, pledged or subjected to lien, charge or other encumbrance, any of its assets, tangible or intangible;

              (3) Sold or transferred any of its assets or canceled any debts or claims, or waived any right of substantial value;

              (4) Made or committed to make any single capital expenditure in excess of five hundred dollars ($500.00), or capital expenditures in excess of one thousand dollars ($ 1,000.00) in the aggregate or purchased or contracted to purchase any land;

              (5) Sustained any damage, destruction or loss of its property in excess of five hundred dollars ($500.00) whether or not covered by insurance;

              (6) Increased the compensation payable or to become payable by AOXY to any of its officers, employees or agents, or any bonus payment or arrangement made to or with any of them;

              (7) Agreed to modify in any material respect any contract or other instrument to which AOXY is a party except for the patent purchase agreement with Grace;

              (8) Increased or changed the medical insurance provided for the benefit of its employees and their families.

              (9) Increased or changed the amount of disability insurance provided for the benefit of its employees;

              (10) Entered into any transaction other than in the ordinary course of business; or

              (11) Made any material change in any method of accounting or any accounting practice.

         (j) Title of Property. AOXY has no material assets.

         (k) Building-Equipment and Motor Vehicles. AOXY is the owner of no buildings, equipment or motor vehicles.

         (1) Tax Status. ( 1 ) AOXY has heretofore furnished to Purchasers true and complete copies of all federal, state, local and foreign income tax returns of AOXY filed for the three (3) years ended June 30, 1995. Said tax returns of AOXY have not been audited by the applicable taxing authorities. No agreements made by AOXY for an extension of time for the assessment of any tax are now in effect. All taxes, including interest and penalties thereon, shown on said tax returns to be due and payable by AOXY, or required to be withheld by AOXY on or before the date hereof, have been paid or fully reserved for and withheld and no formal written claim for any tax, assessment or levy for which AOXY may become liable exists which has not been settled.

              (2) All other taxes, due and payable at the Closing Date, of any kind whatsoever, including, but not limited to, estimated income tax, franchise tax, excise tax, doing business tax, payroll tax, personal property tax, use tax and sales tax have been paid or fully reserved for and withheld.

         (m) Status of Contracts. Except as reflected on Schedule 3(m). AOXY is not a party to any written or oral (i) contract for the employment of any officer or individual employee, or any pension, profit sharing, bonus, retirement, stock option or similar incentive or deferred compensation plan or arrangement in effect with its officers, employees or others; (ii) continuing contract for the acquisition of real estate or fixed assets; (iii) financing arrangement involving the mortgaging, pledging or other hypothecation of assets or involving borrowing which may not be repaid in part or in full on not more than thirty (30) days' notice with reference to unearned or amortized discount and without premium or penalty; (iv) contract with any labor union; (v) continuing contract for the future purchase of materials or supplies; (vi) contract with any agent, representative or distributor; (vii) any instrument evidencing or related to indebtedness for borrowed money, or pursuant to which AOXY is obligated to borrow money; (viii) any contract, arrangement or understanding under which AOXY has assumed, guaranteed, endorsed, or otherwise become liable in connection with the obligation of any individual, partnership, corporation or other entity; (ix) any contract not included in any of the foregoing which involves payment by AOXY of more than five hundred dollars ($500.00). True and complete copies of all items listed in Schedule 3( , have been delivered to AOXY. The parties to such instruments have complied with all the provisions thereof, and they are not in default under any of them.

         (n) Status of Leases. AOXY is not a party to any leases except for the month to month lease of document storage space at Pacific Mini Storage, 1913 Sherman Street, Alameda, California.

         (o) Directors and Officers Compensation: Banks. Schedule 3l0) hereto contains a true an complete list showing (i) the names of all directors and officers of AOXY; (ii) the names of all persons whose compensation from AOXY for the period beginning July 1, 1995 and ending March 31, 1996 will equal or exceed ten thousand dollars ($ 10,000.00) together with a statement of the full amount paid or payable to each such person for services rendered or to be rendered in such period and the basis therefor; (iii) the name of each bank in which AOXY has an account, or safe deposit box, and the names of all persons authorized to draw thereon, or to have access thereto; (iv) the names of all persons holding powers of attorney from AOXY, and a summary statement of the terms thereof; and (v) all credit cards and similar accounts on which AOXY may be liable.

         (p) Status of Insurance. AOXY has no insurance.

         (q) Permits and Licenses. AOXY is not required to have permits, licenses, approvals, and authorization of all federal, state, local and foreign authorities and is presently not conducting any business.

         (r) Litigation. There is no action, suit, proceeding or investigation pending, or to the knowledge of AOXY threatened, against or affecting AOXY before any court, arbitrator or administrative or governmental body and AOXY is not presently subject to or in default in respect of any order, injunction or decree of any court or government instrumentality.

         (s) Compliance with Laws. Except as reflected on Schedule 3(s), AOXY is not in violation of any law, regulation or ordinance which violation would materially and adversely affect it or its operations.

         (t) Books of Accounts and Other Records. The books of account, and the minute books, stock certificate books and ledgers of AOXY at the Closing Date will, in all material respects, be correct and complete and such books of account and ledgers will fairly present the operations of AOXY in accordance with generally accepted accounting principles.

         (u) Employee Benefit Plans. AOXY is not party to any bonus, incentive compensation, profit-sharing, pension, retirement, stock purchase, stock option, deferred compensation, hospitalization, group insurance, death benefit, disability, collective bargaining and other fringe benefit plans, trust agreements, arrangements or commitments.

         (v) No Directed Selling Efforts in Regard to this Transaction. Neither AOXY nor any distributor, if any, participating in the offering of the Shares nor any person acting for AOXY or any such distributor has conducted any "directed selling efforts" as that term is defined in Regulation S under the Securities Act of 1933 ("Regulation S"). Such activity includes, without limitation, the mailing of printed material to investors residing in the United States, the holding of promotional seminars in the United States, the placement of advertisements with radio or television stations broadcasting in the United States or in publications with a general circulation in the United States, which discuss the offering of the Shares.

         (w) No Market Manipulation. AOXY has not taken, and will not take, directly or indirectly, any action designed to, or that might reasonably be expected to, cause or result in stabilization or manipulation of the price of the its stock to facilitate the sale or resale of the Shares or affect the price at which the Shares are purchasable.

         (x) Reporting Company. AOXY is a publicly-held company whose common stock is (and has been for the past 90 days) registered pursuant to Section 12(g) of the Securities Exchange Act of 1934 (the "1934 Act"). Pursuant to the provisions of the 1934 Act, AOXY has filed all reports and other materials required to be filed thereunder with the Securities and Exchange Commission during the preceding twelve months, except as otherwise disclosed herein and in the Schedules annexed hereto and made a part hereof.

         (y) Offer to Buy. No offer to buy the Shares was made to AOXY by any person in the United States.

         (z) Pre Arranged  Transaction.  The  transactions  contemplated by this
Agreement:

              (1) have not been pre-arranged with a purchaser who is in the United States or is a US Person; and

              (2) are not part of a plan or scheme to evade the registration provisions of the Securities Act of 1933 (the "1933 Act").

         (aa) Stop Transfer. AOXY has not issued, and provided nothing comes to AOXY's attention after the closing date that will cause it to believe in good faith that the issuance of the Shares was in contravention with any United States law, will not issue, any stop transfer order or other order impeding the sale and delivery of the Shares, or any underlying shares except for a stop order restricting the sale of the Shares into the United States or to, or for the account or benefit of, US Persons during the Restricted Period, as hereinafter defined.

    SECTION 4. "REPRESENTATIONS AND WARRANTIES OF PURCHASERS. Each
Purchaser, as
and for itself, severally and not jointly, represents and warrants to AOXY the following:

         (a) Organizing and Standing. (I) Each Purchaser is a corporation duly organized, validly existing, and in good standing under the laws of the place of its incorporation.

              (2) The copy heretofore delivered to AOXY, of the certificate of incorporation with all amendments to the date hereof are true, complete and correct.

              (3) Each Purchaser has no subsidiaries, except for those listed on
Schedule 4(a) hereto each of which is duly organized, validly existing, and in good standing under the laws of the place of its incorporation or organization.

         (b) Validity of Agreement Authority. This Agreement has been duly executed and delivered by the Purchasers and (assuming valid execution and delivery by the AOXY) is a valid and binding obligation enforceable in accordance with its terms.

         (c) Authority to take Action. (1) The execution and delivery of this Agreement and delivery of the subject shares and the carrying out of the provisions hereof will not contravene any provisions of law, any order, judgment and/or decree of any court or other governmental agency or each Purchaser's certificate of incorporation or charter, by-laws or any indenture, agreement or other instrument to which such Purchaser is a party or by which it may be bound, or by which any property owned by it may be bound.

              (2) All corporate and legal actions required to be taken in connection with this Agreement pursuant to the laws of any State or other governmental authority have been so taken.

         (d) Compliance with Laws. No Purchaser has received notice of any violation of any law, regulation or ordinance which violation would materially and adversely affect it or its operations.

         (e) Consents. No Purchaser requires consent, approval, registration, qualification or filing with any United States federal, state or local government authority or any foreign government authority in connection with such Purchaser's execution of this Agreement or consummation of the transactions contemplated hereby, other than the required filings with the United States Securities and Exchange Commission.

         (f) Information on Company. The Purchasers have been furnished with and have read AOXY's registration statement on Form S-1 declared effective by the Securities and Exchange Commission on July 7, 1993, and all of its Forms 10-Q and 8-K reports filed subsequent thereto, (collectively, with exhibits thereto, hereinafter referred to as the "Reports"). In addition, the Purchasers have received from AOXY such other information concerning its operations, financial condition and other matters as the Purchasers have requested, and considered all factors the Purchasers deem material in deciding on the advisability of investing in the Shares (such information in writing is collectively, the "Other Written Information").

         (g) Information on Purchasers. Each Purchaser is experienced in investments and business matters, has made investments of a speculative nature and with its representatives, has such knowledge and experience in financial, tax and other business matters as to enable such Purchaser to utilize the information made available by AOXY to evaluate the merits and risks of and to make an informed investment decision with respect to the proposed purchase. Each Purchaser has the authority and is duly and legally qualified to purchase and own the Shares.

         (h) Site and Condition of Sale. Each Purchaser is not a US Person (as that term is defined in Exhibit A attached hereto). Each Purchaser acknowledges that AOXY has not solicited this offer to purchase the Shares within the United States and that the sale of the Note and conversion into the Shares will not take place within the United States (for this purpose, the "United States" means the Unites States of America, its territories and possessions, and any state of the United States and the District of Columbia). Each Purchaser also acknowledges that the Shares have not been registered under the laws of any other country or jurisdiction and that AOXY takes no responsibility for complying with any such laws.

         (i) Investment Intent. Each Purchaser is subscribing for the Shares for its own account and benefit and not as a nominee or for the account of any other person or entity. Each Purchaser has no present intention of selling or distributing the Shares or any part thereof except for a sale in accordance with Regulation S, if available. Each Purchaser has sufficient financial resources to hold the Shares for an indefinite period of time.

         (j) No Market Manipulation Short Sales. Each Purchaser has not taken, and will not take, directly or indirectly, any action designed to, or that might reasonably be expected to, cause or result in a manipulation of the price of AOXY Shares (including making, or causing to be made, any short sales of AOXY's common stock) in order to facilitate the sale or resale of AOXY Shares or affect the price at which such shares are purchasable upon conversion of the Note.

         (k) No Offer in United States. No offer to buy the Shares was made to AOXY by any Purchaser in the United States.

         (1) No Pre-Arranged Transaction. The transactions contemplated by this Agreement with respect to the sale of the Shares to the Purchasers:

              (1) have not been pre-arranged with a purchaser who is in the United States or is a US Person; and

              (2) are not part of a plan or scheme to evade the registration provisions of the Securities and Exchange Act of I933 (the "Act").

         (m) No Directed Selling Efforts in Regard to this Transaction. To the best knowledge of each Purchaser with respect to the sale of the Shares to such Purchaser, neither AOXY nor any distributor, if any, participating in the offering of the Shares nor any person acting for AOXY or any such distributor has conducted any "directed selling efforts" as that term is defined in Regulation S. Such activity includes, without limitation, the mailing of printed material to investors residing in the United States, the holding of promotional seminars in the United States, the placement of advertisements with radio or television stations broadcasting in the United States or in publications with a general circulation in the United States, which discuss the offering of the Shares.

         (n) To Other Representations. Except as set forth in this Agreement, no representations or warranties, oral or otherwise, have been made to Purchasers, including without limitation, any representations concerning the future prospects of AOXY, by AOXY, by any agent of AOXY, any employees or affiliates of AOXY or by any other person whether or not associated with this transaction and in entering into this transaction Purchasers are not relying upon any information.

    SECTION 5. REGULATION S OFFERING. The sale of Shares hereby is being made pursuant to Rule 903(c)(2) of the Regulation S, and is intended to comply with the provisions of Regulation S. The Shares have not been and will not be registered under the 1933 Act or under the securities laws of any state or jurisdiction of the United States ("State Laws").

    SECTION 6. Transfer of Securities. The Shares may not be transferred or resold to any US Person until the 41st day from the date a Purchaser purchases the Shares (the "Restricted Period") and then only in accordance with the 1933 Act and applicable, State Laws. Each Purchaser agrees that it is solely responsible for compliance therewith with respect to any such transfer or resale.

    SECTION 7.  CONDITIONS  PRECEDENT TO PURCHASERS'  OBLIGATION TO
COMPLETE THE
TRANSACTION. The obligation of each Purchaser to consummate the transactions described in Section 1 hereof is subject to the fulfillment of each of the following conditions prior to or at the Closing:

         (a) Delivery of Shares. Purchasers shall have received delivery of the Shares as contemplated herein.

         (b) Spin-off AOXY shall have spun-off good and marketable title to its rights to royalties from W. R. Grace (its only material asset) and certain liabilities including only amounts due to former employees as a result of the receipt of the royalties and notes payable to certain directors in the aggregate principal amount of $275,000 plus the interest earned thereon.

         (c) Other Creditors. AOXY shall have achieved settlement in an amount and on terms reasonably satisfactory to Purchasers of all of the liabilities of AOXY, including, without limitation, all accounts payable, if any, and other accrued expenses, if any.

         (d) Resignation of Directors and Officers. Upon appointment of directors chosen by Purchasers to fill the existing vacancies on the board of directors of AOXY, all directors and officers not so chosen by Purchasers shall have tendered to AOXY their resignations as directors and/or officers of AOXY.

         (e) Conversion of Preferred Stock. All of the issued and outstanding preferred stock of AOXY shall have been converted to common stock of AOXY except for 5,000 shares.

         (f)Representations and Warranties of AOXY. The representations and warranties made by AOXY herein shall be true and correct in all material respects.

         (g) No Actions or Proceeding. No action or proceeding shall be pending or threatened on the Closing Date wherein an unfavorable judgment, decree or order would prevent or make unlawful the carrying out of this Agreement or would cause the transaction contemplated by this Agreement to be rescinded or would require a Purchaser to divest itself of the shares to be acquired.

         It is understood that the certificates evidencing the Shares sold pursuant hereto may bear legends in substantially the following form:


          THE SHARES REPRESENTED BY THIS CERTIFICATE HAVE BEEN OFFERED AND SOLD IN AN "OFFSHORE TRANSACTION" IN RELIANCE UPON REGULATION S AS PROMULGATED BY THE SECURITIES AND EXCHANGE COMMISSION. ACCORDINGLY, THE SHARES REPRESENTED BY THIS
          CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "ACT") AND MAY NOT BE OFFERED FOR SALE, SOLD OR OTHERWISE TRANSFERRED IN THE UNITED STATES OR TO A "US PERSON" (AS DEFINED UNDER REGULATION S) EXCEPT PURSUANT TO AN EFFECTIVE REGISTRATION STATEMENT UNDER THE ACT, OR PURSUANT TO AN EXEMPTION FROM REGISTRATION UNDER THE ACT, THE AVAILABILITY OF WHICH IS TO BE ESTABLISHED TO THE SATISFACTION OF THE COMPANY.

    SECTION 8.  CONDITIONS  PRECEDENT  TO AOXY'S  OBLIGATIONS  TO
COMPLETE  THE
TRANSACTION.  The obligation of AOXY to consummate the transactions  described m
Section 1 hereof is subject to the fulfillment of each of the following conditions prior to or at the Closing:

         (a) Purchase Price. AOXY shall have received the Purchase Price as contemplated herein.

         (b) Spin-off AOXY shall have spun-off good and marketable title to its rights to royalties from W. R. Grace (its only material asset) and certain liabilities including only amounts due to former employees as a result of the receipt of the royalties and notes payable to certain directors in the aggregate principal amount of $275,000 plus the interest earned thereon.

         (c) Management Services Agreement. Within 30 days of the date hereof, Purchasers, or their duly appointed agent, shall enter into a management services agreement for a period of one year on terms and conditions acceptable to AOXY.

         (d) presentations and Warranties of Purchasers. The representations and warranties made by the Purchasers herein shall be true and correct in all material respects.

         (e) No actions or proceedings. No action or proceeding shall be pending or threatened on the Closing Date wherein an unfavorable judgment, decree or order would prevent or make unlawful the carrying out of this Agreement or would cause the transaction contemplated by this Agreement to be rescinded.

         SECTION 9. SURVIVAL OF REPRESENTATIONS AND WARRANTIES. All representations and warranties contained herein or made in writing by the parties in connection with the transactions contemplated hereby shall survive the execution and delivery of this Agreement and the closing of the transactions contemplated by this Agreement, regardless of any investigation made by or on behalf of the parties or any payment for and acceptance of stock hereunder. All statements contained in any certificate, list, letter or other instrument delivered by or on behalf of the parties pursuant hereto or in connection with the transactions contemplated hereby (including statements, letters or certificates of independent parties such as public accountants or attorneys) shall constitute representations and warranties by the parties hereunder.

    SECTION 10. Indemnification. (a) Of AOXY. Each Purchaser agrees to defend, indemnify and hold harmless AOXY, its current officers, directors and stockholders against and in respect of (i) any and all losses, liabilities, damages, deficiencies, costs or expenses (including, without limitation reasonable attorneys fees and disbursements) resulting from (A) the breach of any covenant, warranty or agreement hereunder by such Purchaser or (B) any representations made by such Purchaser in this Agreement, not being complete and correct or being false and misleading or containing any material misstatement of fact or omitting any material fact required to be stated to make the statements therein not misleading; and (ii) any and all actions, suits, proceeding, claims, demands, assessments, judgments, costs and expenses (including, without limitation, reasonable attorneys fees and disbursements) incident to any of the foregoing; provided, however, that if any such action, suit or proceeding shall be asserted against AOXY, its current officers, directors and stockholders in respect of which AOXY, its current officers, directors and/or stockholders propose to demand indemnification, the Purchaser or Purchasers from whom indemnification is demanded, shall be promptly notified to that effect and shall have the right to assume the control of the defense, compromise or settlement thereof, including, at its or their own expense, employment of counsel reasonably acceptable to the person against whom such indemnification is sought.

         (b) Of Purchasers. AOXY agrees to defend, indemnify and hold harmless each Purchaser, its officers, directors and stockholders, against and in respect of (i) any and all losses, liabilities, damages, deficiencies, costs or expenses (including, without limitation reasonable attorneys fees and disbursements) resulting from (A) the breach of any covenant, warranty or agreement hereunder by AOXY or (B) any representations made by AOXY in this Agreement, not being complete and correct or being false and misleading or containing any material misstatement of fact or omitting any material fact required to be stated to make the statements therein not misleading; and (ii) any and all actions, suits, proceeding, claims, demands, assessments, judgments, costs and expenses (including, without limitation, reasonable attorneys fees and disbursements) incident to any of the foregoing; provided, however, that if any such action, suit or proceeding shall be asserted against a Purchaser in respect of which such Purchaser, its officers, directors and/or stockholders, proposes to demand indemnification, AOXY shall be promptly notified to that effect and AOXY shall have the right to assume the control of the defense, compromise or settlement thereof, including, at their own expense, employment of counsel reasonably acceptable to such Purchaser.

         (c) Payment. Any indemnification payments required pursuant to Section 10(a) and

10(b) hereof shall be paid in FULL within ten (10) days after receipt of notice specifying (i) the amount required to be paid and (ii) the nature of the event or events giving rise to indemnification hereunder.

         (d) Liability. The liability of the parties under this Section 10 shall be without limitation, and the failure of either of them to withhold amounts from any payments shall not act as a waiver of or diminish the obligations of parties under this Section 10.

         (e) Interest. Any and all amounts which may become due and payable pursuant to this Section 10 shall bear interest from the date when due to the date of payment at a percentage rate of twelve (12%) percent per annum.

    SECTION 11. COMMISSIONS FEES AND EXPENSES. Purchasers and AOXY each represent and warrant to the other that the negotiations relative to this Agreement and the transactions contemplated hereby have been carried on by Purchasers and AOXY directly and in such manner as not to give rise to any valid claim against either for a brokerage commission, finder's fee or other like payment except that AOXY is negotiating with Stephen Golub to compensate him as a finder. AOXY is responsible for and shall pay at closing the fees of Kieffer and Hahn, its counsel, in connection with the preparation an negotiation of the documentation in connection herewith and in connection with the closing of this transaction.

    SECTION 12. APPLICABLE LAW. This Agreement shall be governed by, and construed in accordance with, the law of the State of Delaware (other than its law with respect to conflicts of laws), including all matters of construction, validity and performance.

    SECTION 13. NOTICES. All notices, requests, permissions, waivers, and other communications hereunder shall be in writing and shall be deemed to have been duly given if signed by the respective persons giving them (in the case of any corporation the signature shall be by an officer thereof and delivered by hand, sent via facsimile transmission, nationally-recognized overnight courier service or deposited in the United States mail (registered, return receipt requested), properly addressed and postage prepaid to the intended recipient thereof to the address for such person on the signature page(s) hereof. All such notices, requests, consents and other communications shall be deemed to have been delivered (a) in the case of personal delivery or delivery by telescope, on the date of such delivery, (b) in the case of dispatch by nationally- recognized overnight courier, on the next business day following such dispatch and (c) in the case of mailing, on the third business day after the posting thereof Such names and addresses may be changed by such notice.

    SECTION 14. ENTIRE  AGREEMENT;  AMENDMENTS;  HEADINGS;
COUNTERPARTS  . This
Agreement, including the Schedules hereto, all of which are a part hereof, contains the entire understanding of the parties hereto with respect to the subject matter contained herein and therein, supersedes and cancels all prior agreements with respect hereto or thereto and may be amended only by a written instruments executed by the parties or their respective successors or assigns. There are no restrictions, promises, representations, warranties, agreements or undertakings of any party hereto with respect to the transactions under this Agreement other than those set forth herein or made hereunder in the documents delivered at each Closing. The section and paragraph headings contained in this Agreement and the description of exhibits attached hereto are for reference purposes only and shall not affect in any way the meaning or interpretation of this Agreement. This Agreement may be executed in one or more counterparts and each counterpart shall be deemed to be an original.

     SECTION 15. PARTIES IN INTEREST. Except with the express written consent of the other parties hereto, this Agreement shall not be assignable or otherwise transferred in whole or in part. This Agreement shall inure to the benefit of and be binding upon the parties and their respective successors. Nothing in this Agreement, express or implied, is intended to confer upon any other person any rights or remedies under or by reason of this Agreement.

     SECTION 16. SEVERABILITY. The invalidity of any portion hereof shall not affect the validity, force or effect of the remaining portions hereof.

     SECTION 17. FURTHER ASSURANCES. AOXY and Purchasers shall execute and deliver or cause to be executed and delivered such additional instruments, and take such other actions as the other party may reasonably request in writing in order to effectuate the purposes of this Agreement.

                     [Remainder of Page Intentionally Blank]

     [Counterpart Signature Page to Purchase Agreement of December 18, 1997]




         IN WITNESS WHEREOF, the parties hereto have duly executed this Agreement as of the date first above written.

                              PURCHASERS:


                                   ---------------------------------------------
                                                  [print name]


ATTEST:                            By:
                                      ------------------------------------------
                                      Name:
-----------------------------         Title:
       Secretary

                                   Address for Notices:

                                   ---------------------------------------------

                                   ---------------------------------------------

                                   ---------------------------------------------


                                   ADVANCED OXYGEN TECHNOLOGIES, INC.

                                   By: /s/ Harry Edelson
                                      ------------------------------------------
                                      Name:  Harry Edelson
                                      Title:  Chairman


                                   Address for Notices

                                   c/o ETP
                                   300 Tice Boulevard, Woodcliffe Lake, NJ
                                   Telecopier:  (201) 930-8899

     [Counterpart Signature Page to Purchase Agreement of December 18, 1997]



         IN WITNESS WHEREOF, the parties hereto have duly executed this Agreement as of the date first above written.

                              PURCHASERS:

                                   Crossland Ltd. (Belize)
                                   ---------------------------------------------
                                                  [print name]


ATTEST:                            By:  /s/ L.H. Osterlolt
                                      ------------------------------------------
Bahamas Company Services Ltd.         Name:  L.H. Osterlolt
                                      Title:  Vice President
/s/ Annabel Howorth
-------------------------------
      Secretary
                                   Address for Notices:

                                   Crossland, Ltd. (Belize)
                                   104B Saffrey Square
                                   Bank Lane and Bay Street
                                   Box N-1612
                                   Nassau, Bahamas


                                   ADVANCED OXYGEN TECHNOLOGIES, INC.

                                   By:
                                      ------------------------------------------
                                      Name:  Harry Edelson
                                      Title:  Chairman


                                   Address for Notices

                                   c/o ETP
                                   300 Tice Boulevard, Woodcliffe Lake, NJ
                                   Telecopier:  (201) 930-8899

     [Counterpart Signature Page to Purchase Agreement of December 18, 1997]




         IN WITNESS WHEREOF, the parties hereto have duly executed this Agreement as of the date first above written.

                              PURCHASERS:

                                   Coastal Oil, Ltd.
                                   ---------------------------------------------
                                                  [print name]


ATTEST:                            By:  /s/ Dr. M. Noguera
                                      ------------------------------------------
   Illegible                          Name:  M. Noguera
-----------------------------         Title:  President
       Secretary

                                   Address for Notices:

                                   Coastal Oil, Ltd.
                                   40 Santa Rita Road
                                   Corozal, Belize, Central America



                                   ADVANCED OXYGEN TECHNOLOGIES, INC.

                                   By:
                                      ------------------------------------------
                                      Name:  Harry Edelson
                                      Title:  Chairman


                                   Address for Notices

                                   c/o ETP
                                   300 Tice Boulevard, Woodcliffe Lake, NJ
                                   Telecopier:  (201) 930-8899

     [Counterpart Signature Page to Purchase Agreement of December 18, 1997]




         IN WITNESS WHEREOF, the parties hereto have duly executed this Agreement as of the date first above written.

                              PURCHASERS:

                                   Easternstar Ltd.
                                   ---------------------------------------------
                                                  [print name]


ATTEST:                            By:  /s/ Roberta Montgomery
                                      ------------------------------------------
Bahamas Company Services Ltd.         Name:  Roberta Montgomery
       Illegible                      Title:  Vice President
--------------------------------
       Secretary

                                   Address for Notices:

                                   Eastern Star, Ltd.
                                   104B Saffrey Square
                                   Bank Lane and Bay Street
                                   Box N-1612
                                   Nassau, Bahamas


                                   ADVANCED OXYGEN TECHNOLOGIES, INC.

                                   By:
                                      ------------------------------------------
                                      Name:  Harry Edelson
                                      Title:  Chairman


                                   Address for Notices

                                   c/o ETP
                                   300 Tice Boulevard, Woodcliffe Lake, NJ
                                   Telecopier:  (201) 930-8899

     [Counterpart Signature Page to Purchase Agreement of December 18, 1997]




         IN WITNESS WHEREOF, the parties hereto have duly executed this Agreement as of the date first above written.

                              PURCHASERS:


                                   Crossland Ltd. (Belize)
                                   ---------------------------------------------
                                                  [print name]


ATTEST:                            By:  /s/ Anthony J.R. Howorth
                                      ------------------------------------------
Bahamas Company Services Ltd.         Name:  Anthony J.R. Howorth
                                      Title:  President
/s/ Pauline Cox
--------------------------------
       Secretary

                                   Address for Notices:

                                   Crossland, Ltd. (Belize)
                                   60 Market Street
                                   P.O. Box 364
                                   Belize City, Belize, Central America


                                   ADVANCED OXYGEN TECHNOLOGIES, INC.

                                   By:
                                      ------------------------------------------
                                      Name:  Harry Edelson
                                      Title:  Chairman


                                   Address for Notices

                                   c/o ETP
                                   300 Tice Boulevard, Woodcliffe Lake, NJ
                                   Telecopier:  (201) 930-8899

     [Counterpart Signature Page to Purchase Agreement of December 18, 1997]


         IN WITNESS WHEREOF, the parties hereto have duly executed this Agreement as of the date first above written.

                              PURCHASERS:


                                   ---------------------------------------------
                                                  [print name]

ATTEST:                            By:
                                      ------------------------------------------
-------------------------------       Name:
       Secretary                      Title:


                                   Address for Notices:

                                   ---------------------------------------------

                                   ---------------------------------------------

                                   ---------------------------------------------


                                   ADVANCED OXYGEN TECHNOLOGIES, INC.

                                   By: /s/ Harry Edelson
                                      ------------------------------------------
                                      Name:  Harry Edelson
                                      Title:  Chairman


                                   Address for Notices

                                   c/o ETP
                                   300 Tice Boulevard, Woodcliffe Lake, NJ
                                   Telecopier:  (201) 930-8899

                                   EXHIBIT A
                                   ---------

                                   US PERSON

1. "US Person" means:

     (i)    Any natural person resident in the United States;

     (ii) Any partnership or corporation organized or incorporated under the laws of the United States;

     (iii)  Any estate of which any executor or administrator is a US person;

     (iv)   Any trust of which any trustee is a US person;

     (v)    Any  agency  or branch of a foreign  entity  located  in the  United
            States;

     (vi) Any non-discretionary account or similar account (other than an estate or trust) held by a dealer or other fiduciary for the benefit or account of a US person;

     (vii) Any discretionary account or similar account (other than an estate or trust) held by a dealer or other fiduciary organized, incorporated, or (if an individual) resident in the United States; and

     (viii) Any partnership or corporation if: (A) organized or incorporated under the laws of any foreign jurisdiction; and (B) formed by a US person principally for the purpose of investing in securities not registered under the Act, unless it is organized or incorporated, and owned, by accredited investors (as defined in Rule 501(a)) who are not natural persons, estates or trusts.

2. Notwithstanding paragraph I of this rule, any discretionary account or similar account (other than an estate or trust) held for the benefit or account of a non-US person by a dealer or other professional fiduciary organized, incorporated, or (if an individual) resident in the United States shall not be deemed a "US person."

3. Notwithstanding paragraph 1, any estate of which any professional fiduciary acting as executor or administrator is a US person shall not be deemed a US person if:

     (i) An executor or administrator of the estate who is not a US person has sole or shared investment discretion with respect to the assets of the estate; and

     (ii)   The estate is governed by a foreign law.

4. Notwithstanding paragraph I, any trust of which any professional fiduciary acting as Trustee, is a US person shall not be deemed a US person if a trustee who is not a US person has sole or shared investment discretion with respect to the trust assets, and no beneficiary of the trust (and no settler if the trust is revocable) is a US person.

5. Notwithstanding paragraph 1, an employee benefit plan established and administered in accordance with the law of a country other than the United States and customary practices and documentation of such country shall not be deemed a US person.

6. Notwithstanding paragraph 1, any agency or branch of a US person located outside the United States shall not be deemed a "US person" if:

     (i)    The agency or branch operates for valid business reasons; and

     (ii)   The agency or branch is  engaged in the  business  of  insurance  or
            banking  and  is  subject  to   substantive   insurance  or  banking
            regulation, respectively, in the jurisdiction where located.

7. The International Monetary Fund, the International Bank for Reconstruction and Development, the Inter-American Development Bank, the Asian Development Bank, the African Development Bank, the United Nations, and their agencies, affiliates and pension plans, and any other similar international organizations, their agencies, affiliates and pension plans shall not be deemed "US persons."

                                 Schedule 4(a)

                            Purchasers' Subsidiaries
                            ------------------------


                                      NONE

                                 Schedule 3(s)

                              Compliance with Laws
                              --------------------


AOXY has not held an annual meeting since October, 1993. AOXY's qualification to transact business in California has not been maintained.

                                 Schedule 3(o)


Directors:

     Harry Edelson
     Emile A. Battat
     Richard O. Jacobson
     Albert James

Officers:

     Harry Edelson            Chairman of the Board and
                                Chief Executive Officer, President, Chief
                                Financial Officer and Director

Banks:

     None

                                 Schedule 3(m)

                               Contracts of AOXY
                               -----------------

In August 1995 in order to retain senior management, AOXY agreed to pay Mr. Kopetz, Ms. Castle and David Overmyer, AOXY's controller, a bonus if AOXY successfuly completed a sale of AOXY or its technology by May 31, 1995. The bonus would equal 55 of the first million dollars of the gross proceeds from the Patent Sale, 4% of the next million dollars of such gross proceeds, 3% of the third million, 2% of the fourth million and 1% of all amounts received from the Patent Sale over 4 million. This bonus is shared equally by Mr. Kopetz, Ms. Castle and Mr. Overmyer. Upon the closing, they received, in the aggregate $16,750.00 or $5,583.33 each. As no other royalties have been received to date from W.R. Grace, no additional sums have been paid. All such bonus is payable only from the Grace royalty. At closing, the above mentioned liabilities of AOXY shall have been assigned to and assumed by AOXY Liquidation Inc. with the consent of the creditors.

                                 Schedule 1.01

                                   Purchasers
                                   ----------

                                                       Number of     Number of
Name                                      $ Amount     Sale Shares   Comp.Shares
------------------------------------      ----------   -----------   -----------

Crossland, Ltd. (Belize)                  $15,000.00   1,500,000     4,437,500
60 Market Square
PO Box 364
Belize City, Belize, Central America

Eastern Star, Ltd.                        $15,000.00   1,500,000     4,437,500
104B Saffrey Square
Bank Lane and Bay Street
Box N-1612
Nassau, Bahamas

Costal Oil, Ltd.                          $15,000.00   1,500,000     4,437,500
40 Santa Rita Road
Corazal, Belize, Central America

Crossland, Ltd. 104B Saffrey Square       $15,000.00   1,500,000     4,437,500
Bank Lane and Bay Street
Box N-1612
Nassau, Bahamas

                                                                 Exhibit B
                                                                 Execution (iii)

                               PURCHASE AGREEMENT

                               ------------------



         THIS AGREEMENT made as of the 18th day of December, 1997, (herein, together with the Schedules attached hereto, referred to as "Agreement") by and among the persons listed on Schedule 1 hereto (herein referred to collectively as "Purchasers" and each a "Purchaser") and the persons listed on Schedule 2 hereto (herein referred to collectively as "Sellers" and each a "Seller").

         In reliance upon the representations and warranties made herein and in consideration of the mutual agreements herein contained the parties hereby agree as follows:

     SECTION 1. SALE AND PURCHASE OF STOCK.

         1.01 Sale of Stock to Purchasers. Sellers shall at the closing of the transactions hereinafter provided sell, transfer, assign and deliver to Purchasers an aggregate of eight hundred thousand (800,000) shares (the "Shares") of the capital stock of Advanced Oxygen Technologies, Inc., a Delaware Corporation, ("AOXY") in an amount to each Purchaser as set forth on Schedule 2 hereto.

         1.02 Consideration for Stock. In consideration of the sale of the Shares, (a) Purchasers shall pay to Sellers the aggregate amount of US$10,000 (the "Purchase Price") in the form of an official bank check or a certified check of the Purchasers payable to each Seller in the amount specified on
Schedule 1 hereto and (b) Seller shall be retained by AOXY as a consultant for one month on an "as available" basis in consideration of 450,000 shares of common stock of AOXY delivered by AOXY to Seller at the Closing which shares shall be registered by AOXY on Form S-8, or such other form as available, as soon as practicable after Closing, and shall have full "piggyback" registration rights in any other registration of securities of AOXY.

         1.03 Transactions on the Closing Date. (a) Delivery of Shares. At the Closing, Sellers will deliver to Purchasers stock certificates, representing the shares duly endorsed for transfer with their respective signatures guaranteed in form acceptable to the transfer agent of AOXY; and

              (b) Delivery of Consideration. At the Closing, Purchasers will deliver to each Seller an official bank check or a certified check of the Purchasers payable to each Seller in the amount of the Purchase Price payable to such Seller as set forth on Schedule 1.

              (c) Resignations. Resignations of all of the directors and officers of AOXY other than those designated in writing by Purchasers prior to the Closing Date to remain on the board or in office; and

              (d)  Documents.   Each  of  the  documents  contemplated  by  this
Agreement.

     SECTION 2. CLOSING. The Closing will take place at the offices of Kieffer and Hahn, 111 Broadway, New York, New York 10006, at 10:00 A.M. on the date of execution and delivery hereof by all of the parties.

     SECTION 3. REPRESENTATIONS AND WARRANTIES OF SELLERS. Each Seller, as and for himself or itself, severally and not jointly, represents and warrants the following to the best of his or its knowledge without independent investigation:

         (a) Organization and Standing. (1) AOXY is a corporation duly organized, validly existing, and in good standing under the laws of the State of Delaware, the State of its incorporation, and is authorized to conduct business in and is in good standing in each jurisdiction in which the character of the properties owned by it or the nature of the business transacted by it makes such license or qualification necessary.

              (2) The certified copies heretofore delivered to AOXY, of the certificate of incorporation, of all licenses to transact business and of the by-laws of AOXY with all amendments to the date hereof are true, complete and correct.

              (3) AOXY has no subsidiaries.

         (b) Capital Stock. (1) The capital stock of AOXY consists of (A) thirty million (30,000,000) shares of common stock, par value one cent (US $0.01) per share of which five million six hundred ninety-six thousand two hundred fifty-two (5,696,252) shares have been validly issued and are fully paid and are non-assessable and are fully transferable, three hundred fifty four thousand (354,000) shares which shall be issued upon conversion of 177,000 shares of preferred stock (172,000 shares of preferred stock shall be converted into 344,000 shares on the date of Closing) and one hundred forty five thousand (145,000) shares of which shall be issued upon exercise of options and (B) ten million (10,000,000) shares of preferred stock par value one cent (US $.01) per share of which 177,000 (172,000 shares of preferred stock shall be converted into 344,000 shares on the date of Closing) shares have been validly issued and are fully paid and are non-assessable and are fully transferable.

              (2) None of the issued and outstanding shares is subject to any voting trust agreement or other agreement relating to the voting thereof.

              (3) None of the authorized but unissued shares of AOXY are subject to any warrants, obligations, subscriptions, options, convertible securities or other commitments under which they are or may be required to be issued.

              (4) No transfer tax will be payable with respect to the issuance of AOXY's stock contemplated hereby.

         (c) Stock Ownership. Each Seller shall issue to Purchasers at Closing authorized common stock of AOXY which is free and clear of any encumbrances, liens or restrictions on sale, other than those applicable to restricted securities as defined under the rules and regulations promulgated by the Securities and Exchange Commission.

         (d) Validity of Agreement; Authority. This Agreement has been duly executed and delivered by each Seller and (assuming valid execution and delivery by Purchasers) is a valid and binding obligation, enforceable in accordance with its terms.

         (e) Authority to take Action. (1) The execution and delivery of this Agreement and delivery of the subject shares and the carrying out of the provisions hereof will not contravene any provisions of law, any order, judgment and/or decree of any court or other governmental agency or each Seller's certificate of incorporation, by-laws, charter, partnership agreement, if any, or any indenture, agreement or other instrument to which a Seller is a party or by which a Seller may be bound, or by which any property owned by a Seller may be bound.

              (2) All legal actions required to be taken in connection with this Agreement pursuant to the laws of any State or other governmental authority have been so taken.

         (f) Accounts Receivable. AOXY has no accounts receivable.

         (g) Liabilities of AOXY. AOXY has no liabilities or obligations of any nature, whether accrued, absolute, contingent or otherwise, including, without limitation, tax liabilities due or to become due, except for (1) approximately US$45,000 of accounts payable, (2) the fees and expenses of counsel in connection herewith and (3) amounts due and payable to certain of its directors as evidenced by Promissory Notes issued to such persons in the aggregate principal amount of $275,000 plus the interest accrued thereon which are to be spun-off to the liquidating trust as set forth in section.

         (h) No Dividends or Distributions. Since June 30, 1995, AOXY has not declared, set aside or paid to its stockholder any dividend or other distribution in respect of its capital stock or redeemed or purchased or otherwise acquired any of its capital stock or agreed to take any such action.

         (i) Absence of Material Changes or Events. Except for matters publicly disclosed on (1) AOXY's Proxy Statement in connection with the sale of its oxygen control technology to W.R. Grace ("Grace") in February 1995; (2) AOXY's Reports on Form 10-KSB with respect to AOXY's fiscal years ended June 30, 1993, 1994 and 1995 and (3) AOXY's Reports on Form 10-Q for the quarters ending September 30, 1995 and December 31, 1995 and AOXY's 8-K's filed prior hereto copies of which have been heretofore delivered to Sellers, since June 30, 1995 there has been no event or condition of any character, materially and adversely affecting AOXY's financial position, assets, liabilities (contingent or otherwise), results of operation, business or business prospects, and AOXY has not:

              (1) Incurred any obligation or liability (absolute, accrued, contingent, or otherwise) except in the ordinary course of business or except in connection with the performance of this Agreement;

              (2) Mortgaged, pledged or subjected to lien, charge or other encumbrance, any of its assets, tangible or intangible;

              (3) Sold or transferred any of its assets or canceled any debts or claims, or waived any right of substantial value;

              (4) Made or committed to make any single capital expenditure in excess of five hundred dollars ($500.00), or capital expenditures in excess of one thousand dollars ($1,000.00) in the aggregate or purchased or contracted to purchase any land;

              (5) Sustained any damage, destruction or loss of its property in excess of five hundred dollars ($500.00) whether or not covered by insurance;

              (6) Increased the compensation payable or to become payable by AOXY to any of its officers, employees or agents, or any bonus payment or arrangement made to or with any of them;

              (7) Agreed to modify in any material respect any contract or other instrument to which AOXY is a party except for the patent purchase agreement with Grace;

              (8) Increased or changed the medical insurance provided for the benefit of its employees and their families.

              (9) Increased or changed the amount of disability insurance provided for the benefit of its employees;

              (10) Entered into any transaction other than in the ordinary course of business; or

              (11) Made any material change in any method of accounting or any accounting practice.

         (j) Title to Property. AOXY has no material assets.

         (k) Buildings, Equipment and Motor Vehicles. AOXY is the owner of no buildings, equipment or motor vehicles.

         (l) Tax Status. (1) AOXY has heretofore furnished to Sellers true and complete copies of all federal, state, local and foreign income tax returns of AOXY filed for the three (3) years ended June 30, 1995. Said tax returns of AOXY have not been audited by the applicable taxing authorities. No agreements made by AOXY for an extension of time for the assessment of any tax are now in effect. All taxes, including interest and penalties thereon, shown on said tax returns to be due and payable by AOXY, or required to be withheld by AOXY on or before the date hereof, have been paid or fully reserved for and withheld and no formal written claim for any tax, assessment or levy for which AOXY may become liable exists which has not been settled.

              (2) All other taxes, due and payable at the Closing Date, of any kind whatsoever, including, but not limited to, estimated income tax, franchise tax, excise tax, doing business tax, payroll tax, personal property tax, use tax and sales tax have been paid or fully reserved for and withheld.

         (m) Status of Contracts. Except as reflected on Schedule 3(m). AOXY is not a party to any written or oral (i) contract for the employment of any officer or individual employee, or any pension, profit sharing, bonus, retirement, stock option or similar incentive or deferred compensation plan or arrangement in effect with its officers, employees or others; (ii) continuing contract for the acquisition of real estate or fixed assets; (iii) financing arrangement involving the mortgaging, pledging or other hypothecation of assets or involving borrowing which may not be repaid in part or in full on not more than thirty (30) days' notice with reference to unearned or amortized discount and without premium or penalty; (iv) contract with any labor union; (v) continuing contract for the future purchase of materials or supplies; (vi) contract with any agent, representative or distributor; (vii) any instrument evidencing or related to indebtedness for borrowed money, or pursuant to which AOXY is obligated to borrow money; (viii) any contract, arrangement or understanding under which AOXY has assumed, guaranteed, endorsed, or otherwise become liable in connection with the obligation of any individual, partnership, corporation or other entity; (ix) any contract not included in any of the foregoing which involves payment by AOXY of more than five hundred dollars ($500.00). True and complete copies of all items listed in Schedule 3(m) have been delivered to AOXY. The parties to such instruments have complied with all the provisions thereof, and they are not in default under any of them.

         (n) Status of Leases. AOXY is not a party to any leases except for the lease of document storage space at Pacific Mini Storage, 1913 Sherman Street, Alameda, California.

         (o) Directors and Officers; Compensation; Banks. Schedule 3(o) hereto contains a true an complete list showing (i) the names of all directors and officers of AOXY; (ii) the names of all persons whose compensation from AOXY for the period beginning July 1, 1995 and ending March 31, 1996 will equal or exceed ten thousand dollars ($10,000.00) together with a statement of the full amount paid or payable to each such person for services rendered or to be rendered in such period and the basis therefor; (iii) the name of each bank in which AOXY has an account, or safe deposit box, and the names of all persons authorized to draw thereon, or to have access thereto; (iv) the names of all persons holding powers of attorney from AOXY, and a summary statement of the terms thereof; and
(v) all credit cards and similar accounts on which AOXY may be liable.

         (p) Status of Insurance. AOXY has no insurance.

         (q) Permits and Licenses. AOXY is not required to have permits, licenses, approvals, and authorization of all federal, state, local and foreign authorities and is presently not conducting any business.

         (r) Litigation. There is no action, suit, proceeding or investigation pending, or to the knowledge of AOXY threatened, against or affecting AOXY before any court, arbitrator or administrative or governmental body and AOXY is not presently subject to or in default in respect of any order, injunction or decree of any court or government instrumentality.

         (s) Compliance with Laws. Except as reflected on Schedule 3(s), AOXY is not in violation of any law, regulation or ordinance which violation would materially and adversely affect it or its operations.

         (t) Books of Accounts and Other Records. The books of account, and the minute books, stock certificate books and ledgers of AOXY at the Closing Date will, in all material respects, be correct and complete and such books of account and ledgers will fairly present the operations of AOXY in accordance with generally accepted accounting principles.

         (u) Employee Benefit Plans. AOXY is not party to any bonus, incentive compensation, profit-sharing, pension, retirement, stock purchase, stock option, deferred compensation, hospitalization, group insurance, death benefit, disability, collective bargaining and other fringe benefit plans, trust agreements, arrangements or commitments.

     SECTION 4. REPRESENTATIONS AND WARRANTIES OF PURCHASERS. Each
Purchaser, as
and for itself or himself, severally and not jointly, represents and warrants the following:

         (a) Organization and Standing. (1) Each corporate Purchaser is a corporation duly organized, validly existing, and in good standing under the laws of the place of its incorporation.

              (2) The copy heretofore delivered to Sellers, of the certificate of incorporation or charter of each corporate Purchaser with all amendments to the date hereof are true, complete and correct.

              (3) Each corporate Purchaser has no subsidiaries, except as set forth on Schedule 4(a).

         (b) Validity of Agreement; Authority. This Agreement has been duly executed and delivered by the Purchasers and (assuming valid execution and delivery by the Sellers) is a valid and binding obligation of each Purchaser, enforceable in accordance with its terms.

         (c) Authority to take Action. (1) The execution and delivery of this Agreement and delivery of the subject shares and the carrying out of the provisions hereof will not contravene any provisions of law, any order, judgment and/or decree of any court or other governmental agency or any corporate Purchaser's certificate of incorporation or charter, by-laws or any indenture, agreement or other instrument to which any Purchaser is a party or by which it may be bound, or by which any property owned by it may be bound.

              (2) All corporate and legal actions required to be taken in connection with this Agreement pursuant to the laws of any State or other governmental authority have been so taken.

         (c) Compliance with Laws. No Purchaser has received notice of any violation of any law, regulation or ordinance which violation would materially and adversely affect it or its operations.

         (d) Consents. No Purchaser is required to obtain consent, approval, registration, qualification or filing with any United States federal, state or local government authority or any foreign government authority in connection with such Purchaser's execution of this Agreement or consummation of the transactions contemplated hereby, other than the required filings with the United States Securities and Exchange Commission.

         (e) Investment Purposes. Each Purchaser is acquiring the Shares for investment, for its own account, and not with a view to, or for resale in connection with, any distribution of any part thereof. Each Purchaser acknowledges that each Seller is selling the Shares hereunder in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended (the "Act") which depends upon, among other things, the bona fide nature of the investment intent and accuracy of such Purchaser's representations as expressed herein. Each Purchaser is able to fend for itself, can bear the economic risk of this investment and has such knowledge and experience in financial or business matters that it can evaluate the merits and risks of the investment. Each Purchaser, except for Robert E. Wolfe, is an "accredited investor" within the meaning of Rule 501(a) of Regulation D promulgated under the Securities Act.

         Except as set forth in this Agreement, no representations or warranties, oral or otherwise, have been made to Purchasers, including without limitation, any representations concerning the future prospects of AOXY, by any Seller, by any agent of any Seller, any employees or affiliates of any Seller or by any other person whether or not associated with this transaction and in entering into this transaction Purchaser is not relying upon any information.

         Without in any way limiting the representations set forth above, Purchaser further agrees not to make any disposition of all or any portion of the Shares that constitutes "restricted securities" delivered pursuant hereto unless (1) there is then in effect a Registration Statement under the Act covering the proposed disposition and disposition is made according to the Registration Statement; or (2) the transferee has agreed in writing for the benefit of AOXY to be bound by the restrictions set forth in this section, to the extent applicable; and each Purchaser has furnished AOXY with an opinion of counsel, reasonably satisfactory to AOXY, that such disposition will not require registration of the shares under the Act.

     SECTION 5. CONDITIONS  PRECEDENT TO PURCHASERS'  OBLIGATION TO
COMPLETE THE
TRANSACTION. The obligation of each Purchaser to consummate the transactions described in Section 1 hereof is subject to the fulfillment of each of the following conditions prior to or at the Closing:

         (a) Delivery of Shares. Each Purchaser shall have received delivery of the Shares as contemplated herein.

         (b) Spin-off. AOXY shall have spun-off good and marketable title to its rights to royalties from W. R. Grace (its only material asset) and certain liabilities including only amounts due to former employees as a result of the receipt of the royalties and notes payable to certain directors in the aggregate principal amount of $275,000 plus the interest earned thereon.

         (c) Other Creditors. AOXY shall have achieved settlement in an amount and on terms reasonably satisfactory to each Purchaser of all of the liabilities of AOXY, including, without limitation, all accounts payable, if any, and other accrued expenses, if any.

         (d) Resignation of Directors and Officers. Upon appointment of directors chosen by Purchasers to fill the existing vacancies on the board of directors of AOXY, all directors and officers not so chosen by Purchasers shall have tendered to AOXY their resignations as directors and/or officers of AOXY.

         (e) Conversion of Preferred Stock. All of the issued and outstanding preferred stock of AOXY shall have been converted to common stock of AOXY except for 5,000 shares.

         (f) Stock Acquisition  Agreement.  The transaction  contemplated in the
Stock Acquisition Agreement, dated the date hereof, among AOXY and the purchasers, parties thereto, related to the sale by AOXY of 23,750,000 shares of the common stock of AOXY shall have closed simultaneously herewith.

         (g) Representations and Warranties of Sellers. The representations and warranties made by each Seller herein shall be true and correct in all material respects.

         (h) No actions or proceedings. No action or proceeding shall be pending or threatened on the Closing Date wherein an unfavorable judgment, decree or order would prevent or make unlawful the carrying out of this Agreement or would cause the transaction contemplated by this Agreement to be rescinded or would require a Purchaser to divest itself of the shares to be acquired.

         It is understood that the certificates evidencing the Shares sold pursuant hereto may bear legends in substantially the following form:

         THE  SECURITIES   REPRESENTED  BY  THIS  CERTIFICATION  HAVE  NOT
BEEN
         REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE
"ACT"). IN
         THE ABSENCE OF AN EFFECTIVE REGISTRATION STATEMENT UNDER THE
ACT, THESE
         SECURITIES MAY NOT BE SOLD, TRANSFERRED OR OTHERWISE DISPOSED
OF EXCEPT
         PURSUANT TO AN APPLICABLE EXEMPTION FROM THE REGISTRATION
REQUIREMENTS
         OF SAID ACT AND UPON  OBTAINING  AN OPINION  OF  COUNSEL  (WHICH
MAY BE
         COUNSEL  TO  THE  COMPANY)   SATISFACTORY  TO  THE  COMPANY  THAT
SUCH
         DISPOSITION MAY BE MADE WITHOUT  REGISTRATION UNDER SAID ACT, OR
UNLESS
         SOLD PURSUANT TO RULE 144.

     SECTION 6.  CONDITIONS  PRECEDENT  TO SELLERS'  OBLIGATION  TO
COMPLETE THE
TRANSACTION. The obligation of each Seller to consummate the transactions described in Section 1 hereof is subject to the fulfillment of each of the following conditions prior to or at the Closing:

         (a) Purchase Price. Each Seller shall have received the purchase price to which each such Seller is entitled hereunder.

         (b) Spin-off. AOXY shall have spun-off good and marketable title to its rights to royalties from W. R. Grace (its only material asset) and certain liabilities including only amounts due to former employees as a result of the receipt of the royalties and notes payable to certain directors in the aggregate principal amount of $275,000 plus the interest earned thereon.

         (c) Representations and Warranties of Purchasers. The representations and warranties made by the Purchasers herein shall be true and correct in all material respects.

         (d) No actions or proceedings. No action or proceeding shall be pending or threatened on the Closing Date wherein an unfavorable judgment, decree or order would prevent or make unlawful the carrying out of this Agreement or would cause the transaction contemplated by this Agreement to be rescinded.

     SECTION 7. SURVIVAL OF REPRESENTATIONS AND WARRANTIES.  All
representations
and warranties contained herein or made in writing by the parties in connection with the transactions contemplated hereby shall survive the execution and delivery of this Agreement and the closing of the transactions contemplated by this Agreement, regardless of any investigation made by or on behalf of the parties or any payment for and acceptance of stock hereunder. All statements contained in any certificate, list, letter or other instrument delivered by or on behalf of the parties pursuant hereto or in connection with the transactions contemplated hereby (including statements, letters or certificates of independent parties such as public accountants or attorneys) shall constitute representations and warranties by the parties hereunder.

     SECTION 8. INDEMNIFICATION. (a) Of Sellers and AOXY. Each Purchaser agrees to defend, indemnify and hold harmless Sellers and AOXY against and in respect of (i) any and all losses, liabilities, damages, deficiencies, costs or expenses (including, without limitation reasonable attorneys fees and disbursements) resulting from (A) the breach of any covenant, warranty or agreement hereunder by such Purchaser or (B) any representations made by such Purchaser in this Agreement, not being complete and correct or being false and misleading or containing any material misstatement of fact or omitting any material fact required to be stated to make the statements therein not misleading; and (ii) any and all actions, suits, proceeding, claims, demands, assessments, judgments, costs and expenses (including, without limitation, reasonable attorneys fees and disbursements) incident to any of the foregoing; provided, however, that if any such action, suit or proceeding shall be asserted against Sellers and AOXY in respect of which Sellers or AOXY propose to demand indemnification, such Purchaser shall be promptly notified to that effect and shall have the right to assume the control of the defense, compromise or settlement thereof, including, at their own expense, employment of counsel reasonably acceptable to Sellers.

         (b) Of Purchasers. Each Seller, severally and not jointly, agrees to defend, indemnify and hold harmless Purchasers against and in respect of (i) any and all losses, liabilities, damages, deficiencies, costs or expenses (including, without limitation reasonable attorneys fees and disbursements) resulting from (A) the breach of any covenant, warranty or agreement hereunder by such Seller or (B) any representations made by such Seller in this Agreement, not being complete and correct or being false and misleading or containing any material misstatement of fact or omitting any material fact required to be stated to make the statements therein not misleading; and (ii) any and all actions, suits, proceeding, claims, demands, assessments, judgments, costs and expenses (including, without limitation, reasonable attorneys fees and disbursements) incident to any of the foregoing; provided, however, that if any such action, suit or proceeding shall be asserted against a Purchaser in respect of which such Purchaser proposes to demand indemnification, all Sellers shall be promptly notified to that effect and the Seller or Sellers against whom indemnification is sought shall have the right to assume the control of the defense, compromise or settlement thereof, including, at their own expense, employment of counsel reasonably acceptable to such Purchaser.

         (c) Payment. Any indemnification payments required pursuant to Section 8(a) and 8(b) hereof shall be paid in full within ten (10) days after receipt of notice specifying (i) the amount required to be paid and (ii) the nature of the event or events giving rise to indemnification hereunder.

         (d) Liability. The liability of the parties under this Section 8 shall be without limitation, and the failure of either of them to withhold amounts from any payments shall not act as a waiver of or diminish the obligations of parties under this Section 8.

         (e) Interest. Any and all amounts which may become due and payable pursuant to this Section 8 shall bear interest from the date when due to the date of payment at a percentage rate of twelve (12%) percent per annum.

     SECTION 9. COVENANT OF PURCHASERS. Purchasers covenant and agree that in the event that within 36 months of the date of the Closing 1,400,000 shares of common stock of AOXY (being the approximate number of shares retained by all of the Sellers as at the Closing Date) do not have an aggregate market value for any 10 consecutive day period (being the closing price for 10 consecutive trading days of the securities on the NASDAQ or any other National Securities Exchange on which the common stock of AOXY, or its successor in interest, is traded) equal to or greater than US$750,000 less the "value" of any dividends paid per share on 1,400,000 shares of common stock of AOXY (the "value" of any such dividends being determined on the date of distribution of any such dividend, if in cash - at the cash value or, if in securities - at the per share closing price of the securities on the date of distribution and, if none, then at the per share closing bid price on the date of distribution), then AOXY, or its successor in interest, or the Purchasers, on a pro rata basis, shall deliver to the AOXY Management Trust, a New Jersey trust, the number of shares of common stock of AOXY, or its successor in interest, to bring the value of 1,400,000 plus the value (as defined above) of any dividends per share paid on $1,400,000 shares of common stock of AOXY, to US$750,000, whether or not any of such shares are then held by any Seller.

     SECTION 10. COMMISSIONS, FEES AND EXPENSES. Purchasers and Sellers each represent and warrant to the other that the negotiations relative to this Agreement and the transactions contemplated hereby have been carried on by Purchaser and Sellers directly and in such manner as not to give rise to any valid claim against either for a brokerage commission, finder's fee or other like payment. AOXY is responsible for and shall pay at closing the fees and disbursements of Kieffer and Hahn, its counsel, in connection with this Agreement and the closing of the transactions contemplated herein.

     SECTION 11. APPLICABLE LAW. This Agreement shall be governed by, and construed in accordance with, the law of the State of Delaware (other than its law with respect to conflicts of laws), including all matters of construction, validity and performance.

     SECTION 12. NOTICES. All notices, requests, permissions, waivers, and other communications hereunder shall be in writing and shall be deemed to have been duly given if signed by the respective persons giving them (in the case of any corporation the signature shall be by an officer thereof) and delivered by hand, sent via facsimile transmission, nationally-recognized overnight courier service or deposited in the United States mail (registered, return receipt requested), properly addressed and postage prepaid to the intended recipient thereof to the address for such person on the signature page(s) hereof. All such notices, requests, consents and other communications shall be deemed to have been delivered (a) in the case of personal delivery or delivery by telecopy, on the date of such delivery, (b) in the case of dispatch by nationally-recognized overnight courier, on the next business day following such dispatch and (c) in the case of mailing, on the third business day after the posting thereof. Such names and addresses may be changed by such notice.

     SECTION 13.  ENTIRE  AGREEMENT;  AMENDMENT;  HEADINGS;
COUNTERPARTS.  This
Agreement, including the Schedules hereto, all of which are a part hereof, contains the entire understanding of the parties hereto with respect to the subject matter contained herein and therein, supersedes and cancels all prior agreements with respect hereto or thereto and may be amended only by a written instrument executed by the parties or their respective successors or assigns. There are no restrictions, promises, representations, warranties, agreements or undertakings of any party hereto with respect to the transactions under this Agreement other than those set forth herein or made hereunder in the documents delivered at each Closing. The section and paragraph headings contained in this Agreement and the description of exhibits attached hereto are for reference purposes only and shall not affect in any way the meaning or interpretation of this Agreement. This Agreement may be executed in one or more counterparts and each counterpart shall be deemed to be an original.

     SECTION 14. PARTIES IN INTEREST. Except with the express written consent of the other parties hereto, this Agreement shall not be assignable or otherwise transferred in whole or in part. This Agreement shall inure to the benefit of and be binding upon the parties and their respective successors. Nothing in this Agreement, express or implied, is intended to confer upon any other person any rights or remedies under or by reason of this Agreement.

     SECTION 15. SEVERABILITY. The invalidity of any portion hereof shall not affect the validity, force or effect of the remaining portions hereof.

     SECTION 16. FURTHER ASSURANCES. Sellers and Purchasers shall execute and deliver or cause to be executed and delivered such additional instruments, and take such other actions as the other party may reasonably request in writing in order to effectuate the purposes of this Agreement.

                    [Remainder of Page Intentionally Blank]

 [Counterpart Signature Page to Purchase Agreement of dated December 18, 1997]


         IN WITNESS WHEREOF, the parties hereto have duly executed this Agreement as of the date first above written.

                                    PURCHASERS:


                                                Robert E. Wolfe
                                        -------------------------------
                                                 [print name]


ATTEST:                             By: /s/ Robert E. Wolfe
                                        -------------------------------
                                    Name:  Robert E. Wolfe
                                    Title: Individual

Angela Nevarez
-----------------------
       Witness

                                         Address for Notices:

                                         Robert E. Wolfe
                                         476 Main Street
                                         Maybrook, NY  12543


                                         -------------------------------


                                    SELLERS:


                                         -------------------------------
                                                  [print name]


                                          ------------------------------


                                    Address for Notices:


                                         --------------------------------


                                         --------------------------------

                                         --------------------------------

 [Counterpart Signature Page to Purchase Agreement of dated December 18, 1997]


         IN WITNESS WHEREOF, the parties hereto have duly executed this Agreement as of the date first above written.

                                    PURCHASERS:


                                            CROSSLAND LTD. (BELIZE)
                                        -------------------------------
                                                 [print name]


ATTEST:                             By: /s/ Anthony J.R. Howorth
                                        -------------------------------
Bahamas Company Services Ltd.       Name:    Anthony J.R. Howorth
                                    Title:   President

Pauline Cox
-----------------------
       Secretary

                                         Address for Notices:

                                         Crossland, Ltd. (Belize)
                                         60 Market Square
                                         P.O. Box 364
                                         Belize City, Belize, Central America


                                         -------------------------------


                                    SELLERS:


                                         -------------------------------
                                                  [print name]


                                          ------------------------------


                                    Address for Notices:


                                         --------------------------------


                                         --------------------------------


                                         --------------------------------

 [Counterpart Signature Page to Purchase Agreement of dated December 18, 1997]


         IN WITNESS WHEREOF, the parties hereto have duly executed this Agreement as of the date first above written.

                                    PURCHASERS:



                                        Triton International Ltd.
                                        -------------------------------
                                                  [print name]


ATTEST:                             By: /s/ Jens S. Olsen
                                        -------------------------------
                                    Name:   Jens S. Olsen
                                    Title:

Illegible
-----------------------
       Secretary

                                         Address for Notices:

                                         Triton International, Ltd.
                                         Euro-Canadian House
                                         Marlboro Street
                                         Nassau, Bahamas


                                         -------------------------------


                                    SELLERS:


                                         -------------------------------
                                                  [print name]


                                          ------------------------------


                                    Address for Notices:


                                         --------------------------------


                                         --------------------------------


                                         --------------------------------

 [Counterpart Signature Page to Purchase Agreement of dated December 18, 1997]


         IN WITNESS WHEREOF, the parties hereto have duly executed this Agreement as of the date first above written.

                                    PURCHASERS:



                                        -------------------------------
                                                  [print name]


ATTEST:                             By:
                                        -------------------------------
                                    Name:
                                    Title:


-----------------------
       Witness

                                         Address for Notices:

                                         -------------------------------

                                         -------------------------------

                                         -------------------------------


                                    SELLERS:


                                         Edelson Technology Partners II, L.P.
                                         ------------------------------------
                                                     [print name]


                                          /s/ Harry Edelson
                                          -----------------------------------
                                          Harry Edelson, General Partner


                                    Address for Notices:

                                         300 Tice Boulevard
                                         Woodcliff Lake, NJ  07675

                                   Schedule 1

                                   Purchasers


Name                                         $ Amount            # of Shares
----                                         --------            -----------

Robert E. Wolfe                              $  625.00              50,000
476 Main Street
Maybrook, NY  12543

Trion International, Ltd.                    $4,687.50             375,000
Euro-Canadian House
Marlboro Street
Nassau, Bahamas

Crossland, Ltd. (Belize)                     $4,687.50             375,000
60 Market Square
P.O. Box 364
Belize City, Belize, Central America

                                   Schedule 2

                                    Sellers


Name                                         $ Amount            # of Shares
----                                         --------            -----------

Edelson Technology Partners II, L.P.         $10,000                800,000
300 Tice Boulevard
Woodcliff Lake, NJ
Telecopier:  (201) 930-8899

                                 Schedule 3(s)

                        Compliance with Laws (Purchaser)


Purchaser has not held an annual meeting since October, 1993. Purchaser's qualification to transact business in California has not been maintained.

                                 Schedule 4(a)

                           Subsidiaries of Purchasers



                                      NONE

                                 Schedule 3(o)



Directors:

     Harry Edelson
     Emile A. Battat
     Richard O. Jacobson
     Albert James

Officers:

     Harry Edelson                 Chairman of the Board and
                                   Chief Executive Officer, President, Chief
                                   Financial Officer and Director

Banks:

     None

                                 Schedule 3(m)

                               Contracts of AOXY



In August 1995 in order to retain senior management, AOXY agreed to pay Mr. Kopetz, Ms. Castle and David Overmyer, AOXY's controller, a bonus if AOXY successfully completed a sale of AOXY or its technology by May 31, 1995. The bonus would equal 5% of the first million dollars of the gross proceeds from the Patent Sale, 4% of the next million dollars of such gross proceeds, 3% of the third million, 2% of the fourth million and 1% of all amounts received from the Patent Sale over 4 million. This bonus is shared equally by Mr. Kopetz, Ms. Castle and Mr. Overmyer. Upon the closing, they received, in the aggregate $16,750.00 or $5,583.33 each. As no other royalties have been received to date from W.R. Grace, no additional sums have been paid. All such bonus is payable only from the Grace Royalty. At closing, the above mentioned liabilities of AOXY shall have been assigned to and assumed by AOXY Liquidation Inc. with the consent of the creditors.

                                                                  Exhibit C
                                                                  Execution (ii)


                                WAIVER AGREEMENT
                                ----------------

         THIS AGREEMENT made as of the day of November, 1997, (herein, together with the Schedules attached hereto, referred to as "Agreement") by and among the persons listed on Schedule 1 hereto (herein referred to collectively as "Purchasers" and each a "Purchaser"), Advanced Oxygen Technologies, Inc., a Delaware corporation ("AOXY"), and the persons listed on Schedule ~ hereto (herein referred to collectively as "Debt Holders" and each a "Debt Holder").

         In reliance upon the representations and warranties made herein and in consideration of the mutual agreements herein contained the parties hereby agree as follows:

    SECTION 1. RELEASE OF DEBT - CONSIDERATION.

         1.01 Release of Debt. Debt Holders shall at the closing of the transactions hereinafter provided waive and relinquish all right, to collect from AOXY the debt owed to each of the Debt Holders by AOXY in an amount to each Debt Holder as set forth on Schedule 2 hereto (the Debt") plus the interest earned thereon; provided, however, the Debt Holders expressly have not waived and do not waive their respective rights to collect the Debt in excess of the Consideration (as hereinafter defmed) from the trust established for the collection of royalties, if any, from W. R. Grace (AOXY's only material asset on the date hereo~ and for the payment of certain liabilities including amounts due to former employees as a result of the receipt of the royalties, if any, the Debt and the principal balance of the Preferred Stock of AOXY with the remainder of the royalties, if any, to be paid to the trust benificiaries (holders of the common stock of AOXY on the date of the establishment of the trust) after payment of the expenses of administration.

         1.02 Consideration for Release. In consideration of the release of AOXY, (a) Purchasers shall pay to Debt Holders the aggregate amount of US$60,000 (the "Consideration") in the form of an official bank check or a certified check of the Purchasers payable to each Debt Holder in the amount specified on
Schedule 2 hereto.

         1.03 Transactions on each Closing Date. (a) Delivery of Agreement. At the Closing, each Debt Holder will deliver to AOXY a duly executed counterpart signahne page to this Agreement; and

              (b) Delivery of Consideration. At the Closing, (a) Purchasers will deliver to each Debt Holder an official bank check or a certified check of the Purchasers payable to each Debt Holder in the amount ofthe Purchase Price payable to such Debt Holder as set forth on Schedule 2 hereto; and

              (c)  Documents.   Each  of  the  documents  contemplated  by  this
Agreement.

    SECTION 2. CLOSING. The Closing will take place at the offices of Kieffer and Hahn, 111 Broadway, New York, New York 10006, at 10~00 A.M. on the date of execution and delivery hereof by all of the parties.

    SECTION 3. REPRESENTATIONS AND WARRANTIES OF DEBT HOLDERS. Each Debt
Holder,
as and for himself or itself, severally and not jointly, represents and warrants the following to the best of his or its knowledge without independent investigation:

         (a) Debt Ownership. Each Debt Holder owns his portion of the Debt, as set forth on Schedule 2 hereto, free and clear of any encumbrances, liens or restrictions.

         (b) Validity of Agreement: Authority. This Agreement has been duly executed and delivered by each Debt Holder and (assuming valid execution and delivery by Purchasers and AOXY) is a valid and binding obligation of each Debt Holder, enforceable in accordance with its terms.

    SECTION 4.  RERESENTATIONS  AND WARRANTIES OF AOXY and PURCHASERS.
AOXY and
each Purchaser, as and for itself or himself, severally and not jointly, represents and warrants the following:

         (a) Organization and Standing. (1) AOXY is and each corporate Purchaser is a corporation duly organized, validly existing, and in good standing under the laws of the place of its incorporation.

              (2) The copy heretofore delivered to Debt Holders, of the certificate of incorporation or charter of AOXY and each corporate Purchaser with all amendments to the date hereof are true, complete and correct.

              (3) AOXY and each corporate Purchaser have no subsidiaries, except as set forth on Schedule 4(a)

         (b) Validity of Agreement; Authority. This Agreement has been duly executed and delivered by AOXY and the Purchasers and (assuming valid execution and delivery by the Debt Holders) is a valid and binding obligation of AOXY and each Purchaser, enforceable in accordance with its terms.

         (c) Authority to take Action. (1) The execution and delivery of this Agreement and the carrying out of the provisions hereof will not contravene any provisions of law, any order, judgment and/or decree of any court or other governmental agency or AOXY's or any corporate Purchaser's certificate of incorporation or charter, by-laws or any indenture, agreement or other instrument to which AOXY or any Purchaser is a party or by which it may be bound, or by which any property owned by it may be bound.

              (2) All corporate and legal actions required to be taken in connection with this Agreement pursuant to the laws of any State or other govemmental authority have been so taken.

         (c) Compliance with Laws. Neither AOXY nor any Purchaser has received notice of any violation of any law, regulation or ordinance which violation would materially and adversely affect it or its operations.

         (d) Consents. Neither AOXY nor any Purchaser is required to obtain consent, approval, registration, qualification or filing with any United States federal, state or local government authority or any foreign government authority in connection with such Purchaser s execution of this Agreement or consummation of the transactions contemplated hereby, other than the required filings with the United States Securities and Exchange Commission.

    SECTION 5. CONDITIONS PRECEDENT TO DEBT HOLDERS' OBLIGATION TO
COMPI.FTE THE
TRANSACTION. The obligation of each Debt Holder to consummate the transactions described in Section 1 hereof is subject to the fulfillment of each of the following conditions prior to or at the Closing:

         (a) Delivery of Consideration. Each Debt Holder shall have received delivery of the Consideration as contemplated herein.

         (b) Spin-off. AOXY shall have spun-off good and marketable title to its rights to royalties from W. R. Grace (its only material asset) and certain liabilities including only amounts due to former employees as a result of the receipt of the toyalties and notes payable to certain directors and others in the principal amount of $275,000 plus the interest eamed thereon.

         (c) No actions or proceedings. No action or proceeding shall be pending or threatened on the Closing Date wherein an unfavorable judgment, decree or order would prevent or make unlawful the carrying out of this Agreement or would cause the transaction contemplated by this Agreement to be rescinded.

    SECTION 6.  CONDITIONS  PRECEDENT TO PURCHASERS'  and AOXY'S OBL I
GATION TO
COMPLETE THE TRANSACTION. The obligation of each Purchaser and of AOXY to consummate the transactions described in Section 1 hereof is subject to the fulfillment of each of the following conditions prior to or at the Closing:

         (a) Waiver. Each Debt Holder shall have executed and delivered to AOXY a counterpart signature page to this Agreement.

         (b) Spin-off. AOXY shall have spun-off good and marketable title to its rights to royalties from W. R. Grace (its only material asset) and certain liabilities including only amounts due to former employees as a result of the receipt of the royalties and notes payable to certain directors and the interest thereon in the approximate aggregate principal amount of $275,000.

         (c) Representations and Warranties of Debt Holders. The representations and warranties made by the Debt Holders herein shall be true and correct in all material respects.

         (d) No actions or proceedings. No action or proceeding shall be pending or threatened on the Closing Date wherein an unfavorable judgment, decree or order would prevent or make unlawful the carrying out of this Agreement or would cause the transaction contemplated by this Agreement to be rescinded.

    SECTION 7. SURVIVAL OF REPRESENTATIONS  AND WARRANTIES.  All
representations
and warranties contained herein or made in writing by the parties in connection with the transactions contemplated hereby shall survive the execution and delivery of this Agreement and the closing of the transactions contemplated by this Ag~eement, regardless of any investigation made by or on behalf of the parties or any payment for and acceptance of stock hereunder. All statements contained in any certificate, list, letter or other instmment delivered by or on behalf of the parties pursuant hereto or in connection with the transactions contemplated hereby (including statements, letters or certificates of independent parties such as public accountants or attorneys) shall constitute representations and warranties by the parties hereunder.

    SECTION 8. INDEMNIFICATION. (a) Of Purchasers and AOXY. Each Debt Holder agrees to defend, indemnify and hold harmless Purchasers and AOXY against and in respect of (i) any and all losses, liabilities, damages, deficiencies, costs or expenses (including, without limitation reasonable attomeys fees and disbursements) resulting from (A) the breach of any covenant, warranty or agreement hereunder by such Debt Holder or (B) any representations made by such Debt Holder in this Agreement, not being complete and correct or being false and misleading or containing any material misstatement of fact or omitting any material fact required to be stated to make the statements therein not misleading; and (ii) any and all actions, suits, proceeding, claims, demands, assessments, judgments, costs and expenses (including, without limitation, reasonable attorneys fees and disbursements) incident to any of the foregoing; provided, however, that if any such action, suit or proceeding shall be asserted against Purchasers and AOXY in respect of which Purchasers or AOXY propose to demand indemnification, Debt Holders shall be promptly notified to that effect and shall have the right to assume the control of the defense, compromise or settlement thereof, including, at their own expense, employment of counsel reasonably acceptable to Purchasers.

         (b) Of Debt Holders. Each Purchaser, severally and notjointly, and AOXY,jointly, agree to defend, indemnify and hold harmless Debt Holders against and in respect of (i) any and all losses, liabilities, damages, deficiencies, costs or expenses (including, without limitation reasonable attorneys fees and disbursements) resulting from (A) the breach of any covenant, warranty or agteement hereunder by such Purchaser or AOXY or (B) any representations made by such Purchaser or AOXY in this Agreement, not being complete and correct or being false and misleading or containing any material misstatement of fact or omitting any material fact required to be stated to make the statements therein not misleading; and (ii) any and all actions, suits, proceeding, claims, demands, assessments, judgments, costs and expenses (including, without limitation, reasonable attorneys fees and disbursements) incident to any of the foregoing; provided, however, that if any such action, suit or proceeding shall be asserted against a Debt Holder in respect of which such Debt

Holder proposes to demand indemnification, Purchasers and AOXY shall be promptly notified to that effect and Purchasers shall have the right to assume the control of the defense, compromise or settlement thereof, including, at their own expense, employment of counsel reasonably acceptable to Debt Holders.

         (c) Payment. Any indemnification payments required pursuant to Section 8(a) and 8(b) hereof shall be paid in full within ten (10) days after receipt of notice specifying (i) the amount required to be paid and (ii) the nature of the event or events giving rise to indemnification hereunder.

         (d) Liability. The liability of the parties under this Section 8 shall be without limitation, and the failure of either of them to withhold amounts from any payments shall not act as a waiver of or diminish the obligations of parties under this Section 8.

         (e) Interest. Any and all amounts which may become due and payable pursuant to this Section 8 shall bear interest from the date when due to the date of payment at a percentage rate of twelve (12%) percent per annum.

    SECTION 9. COMMISSIONS, FEES AND EXPENSES. Debt Holders, Purchasers and
AOXY
each represent and warrant to the other that the negotiations relative to this Agreement and the transactions contemplated hereby have been carried on by Debt Holders, Purchasers and AOXY directly and in such manner as not to give rise to any valid claim against either for a brokerage commission, finder's fee or other like payment. AOXY is responsible for and shall pay at closing the fees and disbursements of Kieffer and Hahn, its counsel, in connection with this Agreement and the closing of the transactions contemplated herein.

    SECTION 10. APPLlCABLE LAW. This Agreement shall be govemed by, and construed in accordance with, the law of the State of Delaware (other than its law with respect to conflicts of laws), including all matters of construction, validity and performance.

    SECTION 11. NOTICES. All notices, requests, permissions, waivers, and other communications hereunder shall be in writing and shall be deemed to have been duly given if signed by the respective persons giving them (in the case of any corporation the signature shall be by an officer thereo~ and delivered by hand, sent via facsimile transmission, nationally-recognized ovemight courier service or deposited in the United States mail (registered, retum receipt requested), properly addressed and postage prepaid to the intended recipient thereof to the address for such person on the signature page(s) hereof. All such notices, requests, consents and other communications shall be deemed to have been delivered (a) in the case of personal delivery or delivery by telecopy, on the date of such delivery, (b) in the case of dispatch by nationally-recognized overnight courier, on the next business day following such dispatch and (c) in the case of mailing, on the third business day after the posting thereof. Such names and addresses may be changed by such notice.

    SECTION  12.  ENTIRE  AGREEMENT;  AMENDMENT;  HEADINGS;
COUNTERPARTS.  This
Agreement, including the Schedules hereto, all of which are a part hereof, contains the entire understanding of the parties hereto with respect to the subject matter contained herein and therein, supersedes and cancels all prior agreements with respect hereto or thereto and may be amended only by a written instruxnent executed by the parties or their respective successors or assigns. There are no restrictions, promises, representations, warranties, agreements or undertakings of any party hereto with respect to the transactions under this Agreement other than those set forth herein or made hereunder in the documents delivered at each Closing. The section and paragraph headings contained in this Agreement and the description of exhibits attached hereto are for reference puxposes only and shall not affect in any way the meaning or interpretation of this Agreement. This Agreement may be executed in one or more counterparts and each counterpart shall be deemed to be an original.

    SECTION 13. PARTIES IN INTEREST. Except with the express written consent of the other parties hereto, this Agreement shall not be assignable or otherwise transferred in whole or in part. This Agreement shall inure to the benefit of and be binding upon the parties and their respective successors. Nothing in this Agreement, express or implied, is intended to confer upon any other person any rights or remedies under or by reason of this Agreement.

    SECTION 14. SEVERABILITY. The invalidity of any portion hereof shall not affect the validity, force or effect of the remaining portions hereo(pound)

    SECTION I5. FURTHER ASSURANCES. Debt Holders, AOXY and Purchasers shall execute and deliver or cause to be executed and delivered such additional instruments, and take such other actions as the other party may reasonably request in writing in order to effectuate the purposes ofthis Agreement.

                     {Remainder of Page Intentionally Blank]

     [Counterpart Signature Page to Waiver Agreement of December 18, 1997]




         IN WITNESS WHEREOF, the parties hereto have duly executed this Agreement as of the date first above written.

                              PURCHASERS:

                                   Robert E. Wolfe
                                   ---------------------------------------------
                                                  [print name]


ATTEST:                            By:  /s/ Robert E. Wolfe
                                      ------------------------------------------
/s/ Angela Nevarez                    Name:  Robert E. Wolfe
-----------------------------         Title:  Individual
       Witness

                                   Address for Notices:

                                   Robert E. Wolfe
                                   476 Main Street
                                   Maybrook, NY 12543

                              DEBT HOLDERS:

                                   ---------------------------------------------
                                                  [print name]


                                   ---------------------------------------------


                                   Address for Notices

                                   ---------------------------------------------

                                   ---------------------------------------------

                                   ---------------------------------------------

     [Counterpart Signature Page to Waiver Agreement of December 18, 1997]




         IN WITNESS WHEREOF, the parties hereto have duly executed this Agreement as of the date first above written.

                              PURCHASERS:

                                   Crossland Ltd. (Belize)
                                   ---------------------------------------------
                                                  [print name]


ATTEST:                            By:  /s/ Anthony J.R. Howorth
                                      ------------------------------------------
Bahamas Company Services Ltd.         Name:  Anthony J.R. Howorth
                                      Title:  President
/s/ Pauline Cox
-------------------------------
      Secretary
                                   Address for Notices:

                                   Crossland, Ltd. (Belize)
                                   60 Market Street
                                   P.O. Box 364
                                   Belize City, Belize, Central America

                              DEBT HOLDERS:

                                   ---------------------------------------------
                                                  [print name]


                                   ---------------------------------------------


                                   Address for Notices

                                   ---------------------------------------------

                                   ---------------------------------------------

                                   ---------------------------------------------

     [Counterpart Signature Page to Waiver Agreement of December 18, 1997]




         IN WITNESS WHEREOF, the parties hereto have duly executed this Agreement as of the date first above written.

                              PURCHASERS:

                                   Triton International Ltd.
                                   ---------------------------------------------
                                                  [print name]


ATTEST:                            By:  /s/ Jens S. Olsen
                                      ------------------------------------------
Illegible                             Name:  Jens S. Olsen
-----------------------------         Title:
       Secretary

                                   Address for Notices:

                                   Triton International Ltd.
                                   Euro-Canadian House
                                   Marlboro Street
                                   Nassau, Bahamas

                              DEBT HOLDERS:

                                   ---------------------------------------------
                                                  [print name]


                                   ---------------------------------------------


                                   Address for Notices

                                   ---------------------------------------------

                                   ---------------------------------------------

                                   ---------------------------------------------

     [Counterpart Signature Page to Waiver Agreement of December 18, 1997]




         IN WITNESS WHEREOF, the parties hereto have duly executed this Agreement as of the date first above written.

                              PURCHASERS:


                                   ---------------------------------------------
                                                  [print name]


ATTEST:                            By:
                                      ------------------------------------------
                                      Name:
-----------------------------         Title:
       Witness

                                   Address for Notices:

                                   ---------------------------------------------

                                   ---------------------------------------------

                                   ---------------------------------------------

                              DEBT HOLDERS:

                                   Edelson Technology Partners II, L.P.
                                   ---------------------------------------------
                                                  [print name]

                                   /s/ Harry Edelson
                                   ---------------------------------------------
                                   Harry Edelson, General Prtner


                                   Address for Notices

                                   300 Tice Boulevard
                                   Woodcliffe Lake, NJ  07675

     [Counterpart Signature Page to Waiver Agreement of December 18, 1997]




         IN WITNESS WHEREOF, the parties hereto have duly executed this Agreement as of the date first above written.

                              PURCHASERS:


                                   ---------------------------------------------
                                                  [print name]


ATTEST:                            By:
                                      ------------------------------------------
                                      Name:
-----------------------------         Title:
       Witness

                                   Address for Notices:

                                   ---------------------------------------------

                                   ---------------------------------------------

                                   ---------------------------------------------

                              DEBT HOLDERS:

                                   Sharon C. Castle
                                   ---------------------------------------------
                                                  [print name]

                                   /s/ Sharon C. Castle
                                   ---------------------------------------------
                                                 [Signature]


                                   Address for Notices

                                   P.O. Box 6680
                                   Ketchum, ID  83340

     [Counterpart Signature Page to Waiver Agreement of December 18, 1997]




         IN WITNESS WHEREOF, the parties hereto have duly executed this Agreement as of the date first above written.

                              PURCHASERS:


                                   ---------------------------------------------
                                                  [print name]


ATTEST:                            By:
                                      ------------------------------------------
                                      Name:
-----------------------------         Title:
       Witness

                                   Address for Notices:

                                   ---------------------------------------------

                                   ---------------------------------------------

                                   ---------------------------------------------

                              DEBT HOLDERS:

                                   Richard O. Jacobson
                                   ---------------------------------------------
                                                  [print name]

                                   /s/ Richard O. Jacobson
                                   ---------------------------------------------


                                   Address for Notices

                                   Box 224
                                   Des Moines, Iowa  50301

     [Counterpart Signature Page to Waiver Agreement of December 18, 1997]




         IN WITNESS WHEREOF, the parties hereto have duly executed this Agreement as of the date first above written.

                              PURCHASERS:


                                   ---------------------------------------------
                                                  [print name]


ATTEST:                            By:
                                      ------------------------------------------
                                      Name:
-----------------------------         Title:
       Witness

                                   Address for Notices:

                                   ---------------------------------------------

                                   ---------------------------------------------

                                   ---------------------------------------------

                              DEBT HOLDERS:

                                   Emile Battat
                                   ---------------------------------------------
                                                  [print name]

                                   /s/ Emile Battat
                                   ---------------------------------------------
                                                 [Signature]


                                   Address for Notices

                                   ---------------------------------------------

                                   ---------------------------------------------

                                   ---------------------------------------------

     [Counterpart Signature Page to Waiver Agreement of December 18, 1997]


                              Advanced Oxygen Technologies, Inc.


                                   By:  /s/ Harry Edelson
                                      ------------------------------------------
                                      Harry Edelson, Chairman


                                   Address for Notices:

                                   c/o ETP
                                   300 Tice Boulevard
                                   Woodcliff Lake, NJ  07675
                                   Telecopier:  (201) 930-8899

                                   Schedule 1

                                   Purchasers

Name                                                   Amount
---------------------------------                      -------

Robert E. Wolfe                                        $ 3,000
476 Main Street
Maybrook, NY  12543

Trion International, Ltd.                              $30,000
Euro-Canadian House
Marlboro Street
Nassau, Bahamas

Crossland, Ltd. (Belize)                               $27,000
60 Market Square
P.o. Box 364
Belize City, Belize, Central America

                                   Schedule 2

                                  Debt Holders

                                            Principal
Name                                        Debt Amount            Consideration
------------------------------------        -----------            -------------

Edelson Technology Partners II, L.P.        $100,000               $21,818
300 Tice Boulevard
Woodcliff Lake, NJ
Telecopier: (201) 930-8899

Emile A. Battat                             $ 12,500               $ 2,727
10 Highgate Road
Riverside, Connecticut 06878

Richard O. Jacobson                         $150,000               $32,727
P.O. Box 224
Des Moines, IA 50301

Sharon Castle                               $ 12,500               $ 2,727
(address)

                                  Schedule 4(a)

                           Subsidiaries of Purchasers
                           --------------------------


                                      NONE

                                                                  Exhibit D
                                                                  Execution (i)


                                TRUST AGREEMENT


     TRUST AGREEMENT dated as of November 7, 1997, between ADVANCED OXYGEN TECHNOLOGIES, INC., a Delaware corporation, having an office at c/o ETP, 300 Tice Boulevard Woodcliff Lake, New Jersey (the "Company") and HARRY EDELSON, having his office at 300 Tice Boulevard, Woodcliff Lake, New Jersey (the "Trustee").

     WHEREAS, the Company has sold all of its patents, and all related technology and intellectual property rights to W. R Grace & Co. - Conn., a Connecticut corporation, under a Patent Rights Purchase Agreement dated February 8, 1995 (the `Patent Rights Purchase Agreement"), under which the Company is to receive royalties until April 30, 2007, and has no active business to conduct other than the collection of royalties and the distribution of such royalties to shareholders after the payment of the Company's liabilities and expenses.

     WHEREAS, because the transfer of an undivided interest in royalty receivables of the Company would be impractical, the shareholders and the Board of Directors of the Company have voted to have the royalty receivables distributed by the Company to a trustee to be held in trust for the benefit of the shareholders in order to preserve the property and collect the income therefrom for the shareholders; and

     WHEREAS, the Company is willing to transfer its royalty receivables to a trust in consideration of the assumption by the trust of the obligations of the Company under certain Loan Agreements and Promissory Notes as described in an Assignment and Assumption Agreement (the "Assignment Agreement"), a copy of which is annexed hereto as Exhibit A.

     NOW, THEREFORE, it is agreed as follows:

                                   Article I

                            Transfer to the Trustee

     1.1 Transfer to the Trustee. The Company grants, releases, assigns, transfers, conveys, and delivers to the Trustee all of the Company's right, title, and interest in and to the property described in Exhibit A attached, together with the appurtenances and all the estate and rights of the Company in and to the property, in trust nevertheless for the uses and purposes hereinafter stated, and the Trustee accepts such property and the trust (the "Trust"), and assumes the obligations and liabilities of the Company described in Exhibit A.

     1.2 Instruments of further assurance. The Company will, upon reasonable request of the Trustees, execute, acknowledge, and deliver such further instruments and do such further acts as may be necessary or proper to carry out more effectively the purposes of this Agreement, to transfer any property intended to be covered hereby, and to vest in the Trustee, its successors and assigns, the estate, powers, instruments, or funds in Trust hereunder.

     1.3 Payment of transferee liabilities. Should any liability be asserted against the Trustee as the transferee of the Trust Estate, on account of any claimed liability of or through the Company, the Trustee may use such pan of the Trust Estate as may be necessary in contesting the liability and in payment thereof.

                                   Article II

                                  Definitions

     2.1 Certain terms defined. For all purposes of this instrument, unless the context otherwise requires:

     (a) "Agreement" or "Agreement of Trust" shall mean this instrument as originally executed or as it may from time to time be amended.

     (b) "Company" shall mean Advance Oxygen Technologies, Inc., a corporation organized under the laws of the State of Delaware.

     (c) "Shareholders" and "Trust Beneficiaries" shall mean the holders of record of the shares of the outstanding capital stock of the Company at the close of business on the date hereof as listed in Exhibit B:

     (d) "Trust Estate" shall mean all the property held from time to time by the Trustee under this Trust Agreement.

     (e) "Trust Moneys" shall mean all rents royalties, income, proceeds, and other receipts of or from the Trust Estate, including but not limited to (i) royalties or payments made under the Patent Rights Purchase Agreement, (ii) proceeds of sale of any part of the Trust Estate, and (iii) interest earned on any moneys or securities held by the Trustee under this Trust Agreement.

     (f) "Trustee" shall mean the original Trustee and his successors.

     2.2 Meaning of other terms. Except where the context otherwise requires, words importing the masculine gender shall include the feminine and the neuter, if appropriate, words importing the singular number shall include the plural number and vice versa, and words importing persons shall include firms, associations, and corporations. All references to Articles, Sections and other subdivisions refer to the corresponding Articles, Sections, and other subdivisions of this instrument.

                                  Article III

                              Trust Beneficiaries

     3.1 Trust Beneficiaries. The beneficial interests in the Trust Estate shall be divided into 4,796,252 equal undivided portions ("Units"), equal to the 4,796.52 shares of the outstanding capital stock of the Company at the close of business on the date thereof One Unit shall be allocated to each share of the outstanding capital stock of the Company.

     3.2 Rights of Trust Beneficiaries. Each Shareholder shall be entitled to participation as a Trust Beneficiary according to the number of his Units in the rights and benefits due to Trust Beneficiaries. The interests of the Trust Beneficiaries and all rights and benefits due to them hereunder shall be in all respects personal property and upon the death of an individual Trust Beneficiary his interest shall pass to his legal representative and such death shall in no wise terminate or affect the validity of this Agreement. A Trust Beneficiary shall have no title to, right to possession of, management of, or control of, the Trust Estate except as hereunder otherwise expressly provided. No widower, widow, heir, or devisee of any person who may be a Trust Beneficiary shall have any right of dower, homestead, or inheritance, or of partition, or of any other right, statutory or otherwise, in any property whatever forming a part of the Trust Estate but the whole title, both legal and equitable, to all the Trust Estate shall be vested in the Trustee and, the sole interest of the Trust Beneficiary shall be the rights and benefits provided for under the Trust Agreement.

     3.3 Records. The Trustee shall cause to be kept books for the registration and transfer of Units (the "Register of the Trustees"); and, the Trustee shall, under reasonable regulations which he may prescribe, cause to be registered or transferred therein, any of the Units. The Trustee may appoint one or more registrars for this purpose, and may pay the registrar or registrars reasonable compensation for services.

     3.4 Transfer of Units. The Units and the interest represented thereby (but no fractional part of a single Unit) may not be transferred by a Trust Beneficiary except upon the death of a Trust Beneficiary by the properly appointed legal representatives of his estate upon the delivery of such documents as the Trustee may reasonably require and upon the payment of the reasonable transfer charges, if any, established by the Trustee for the purpose of reimbursing the Trustee for his incidental expenses. Until any transfer is recorded in the Register of the Trustee, the Trustee may treat each Trust Beneficiary as the owner for all purposes and shall not be charged with notice of any claim or demand or the interest of any other person. The ownership and registration of the Units may be in any form which the applicable law permits, subject to the reasonable regulation thereof by the Trustee.

     3.5 Effect of transfer. The recordation in the Register of the Trustee of a transfer of a Unit shall, for the purpose of this Trust, transfer to the transferee as of the date of recordation all right, title and interest of the transferor in and to the Unit to which the transferor might then be or thereafter become entitled.

     3.6 Ownership of Units by Trustee. The Trustee, either individually or in a representative or fiduciary capacity (other than as a Trustee of this Trust), may acquire, own, and dispose of Units to the same extent as if he were not a Trustee hereunder.

                                   Article IV

                       Duration and Termination of Trust

     4.1 Name. This Trust shall be known as the AOXY Management Trust.

     4.2 Duration. Unless sooner terminated as hereinafter provided, this Trust shall continue until 21 years after the death of the survivor of the members of the Board of Directors of the Company living on the date hereof In the event the duration of this Trust is limited by the applicable laws of any state to a term which is shorter than the term hereinabove set forth and a court of competent jurisdiction has finally determined that the shorter term must be used and the laws of such state must be applied in determining the duration of this Trust, this Trust shall continue for the maximum period permitted under the laws of such state for the duration of this Trust, in lieu of the period set forth in the preceding sentence.

     4.3 Termination of Trust. Should the Trustee sell any part of the Trust Estate as permitted by Article VII (other than investments of Trust Moneys by the Trustee pursuant to Section 6.2), the Trust shall be deemed terminated with respect to the property sold.

     4.4 Termination by Trust Beneficiaries or by the Trustee. The Trust may be terminated at any time by the action of more than 5O% in interest of the Unit holders as evidenced in the manner provided in Section 12.1 or by the action of the Trustee after the expiration of the Royalty Period (as defined in the Patent Rights Purchase Agreement).

     4.5 Distributions on termination by sale by Trustee. Upon a termination of the Trust, in part, as a result of a sale by the Trustee of any part of the Trust Estate, the Trustee shall distribute to the Trust Beneficiaries, pro rata according to the number of Units outstanding at the date fixed by the Trustee for distribution, the net proceeds of the sale. The "net proceeds" means the proceeds of the sale, whether in cash or other property, less (i) expenses of the sale, (ii) expenses of the Trust, (iii) liabilities of the Company assumed by the Trust which are due and payable and (iv) such reserve as the Trustee deems necessary to establish out of the proceeds to meet liabilities. Each distribution shall be made by mailing checks to the Trust Beneficiaries of record at the close of business on the date fixed by the Trustee for such distribution at their addresses as shown by the Register of Trustees.

     4.6 Distribution on termination by passage of time or determination of Trust Beneficiaries or the Trustee. Upon the termination of the Trust by passage of time or by action of the Trust Beneficiaries or the Trustee in accordance with the provisions of Section 4.4, the Trustee shall proceed as rapidly as possible to convert the Trust Estate into cash or other property and the Trustee shall distribute to the Trust Beneficiaries, pro rata according to the number of Units outstanding at the date fixed by the Trustee for distribution, the net proceeds. The "net proceeds" means the total cash or other property received as a result of the conversion of the Trust Estate to cash or other property less
(i) expenses of conversion, (ii) liabilities hereunder, and (iii) such reserve as the Trustee deems necessary to establish to meet liabilities hereunder. However, if the Trustee determine that it wilt be in the best interests of the Trust Beneficiaries not to convert part or all of the Trust Estate into cash or other property, the Trust Estate not converted shall be distributed in kind to the Trust Beneficiaries, pro rata according to the number of Units outstanding at the date of distribution. Each distribution shall be made to the Trust

Beneficiaries of record at the close of business on the date fixed by the Trustee for the distribution at their addresses as shown by the Register of the Trustees.

     4.7 Continuance of Trust for winding up. After the termination of the Trust and for the purpose of liquidating and winding up the affairs of this Trust, the Trustee shall continue to act as such until his duties have been fully performed. Upon the distribution of all of the Trust Estate to the Trust Beneficiaries and the payment and discharge of all debts, liabilities, and obligations of the Trust, the Trustee shall have no further duties or obligations hereunder except to account as provided in Section 5.4.

                                   Article V

                   Collection and Application of Trust Moneys

     5.1 Collection of Trust Moneys. All Trust Moneys shall be collected by the Trustee and held as a part of the Trust Estate.

     5.2 Payment of expenses and other liabilities. The Trustee shall pay from Trust Moneys all expenses, charges, liabilities, and obligations of the Trust Estate and all liabilities and obligations which the Trustee specifically assumed and agreed to pay pursuant to this Trust Agreement and the Assignment Agreement and any transferee liabilities which the Trustee may be obliged to pay as transferee including, but without limiting the generality of the foregoing, interest, taxes, assessments, and pubic charges of every kind and nature and the costs, charges, and expenses connected with or growing out of the execution or administration of this Trust and such other payments and disbursements as are provided in this Agreement or which may be determined to be a proper charge against the Trust Estate by the Trustee. The Trustee may, in their discretion, make provision by reserve or otherwise out of the Trust Moneys, for such amount as the Trustee in good faith may determine to be necessary to meet present or future liabilities of the Trust, whether fixed or contingent.

     5.3 Distribution of Trust Moneys. The Trustee shall, as soon as practicable distribute and pay, or cause to be distributed and paid, to the Trust Beneficiaries, in proportion to their respective interests, pro rata according to the number of Units owned by each Trust Beneficiaries, remaining after payment of, or provision for, the expenses, liabilities, and obligations of the Trust Estate as set forth in this Article (including any reserve referred to in Section 5.2) and after the withholding of the taxes or charges, if any, as provided in Section 5.2. In determining the amount of any distribution the Trustee may rely upon the advice and opinion of independent certified public accountants and of counsel.

     5.4 Reports to holders of Trust Beneficiaries. As soon as practicable after termination of the Trust, the Trustee shall submit a written report and account to the Trust Beneficiaries showing (i) the assets and liabilities of the Trust at the end of such fiscal year or upon termination and the receipts and disbursements of the Trustee and (ii) any action taken by the Trustee in the performance of their duties under this Trust Agreement which materially affects the Trust Estate. The Trustee may submit similar reports for such interim periods as they deem advisable. The approval by 51 percent in interest of the Trust Beneficiaries of any report or account shall, as to all matters and transactions disclosed therein, be final and binding upon all persons, whether in being or not, who may then or thereafter become interested in or entitled to share in the Trust as a Trust Beneficiary. The fiscal year of the Trust shall end on such date as the Trustee deems advisable.

                                   Article VI

                  Purpose of Trust and Limitations on Trustee

     6.1 Purpose of Trust. The sole purpose of this Trust is to conserve and protect the Trust Estate and collect and distribute the income and proceeds to the Trust Beneficiaries after the payment of, or provision for, expenses and liabilities.

     6.2 Limitations on Trustee. The Trustee shall not at any time, on behalf of the Trust or Trust Beneficiaries, enter into or engage in any business. This limitation shall apply irrespective of whether the conduct of any such business activities is deemed by the Trustee to be necessary or proper for the conservation and protection of the Trust Estate. The Trustee shall not invest any of the funds held in the Trust Estate, except that the Trustee may deposit money under this Agreement in an interest-bearing bank account or accounts or in a checking account or accounts and the Trustee may purchase obligations of the United States. The Trustee shall be restricted to the holding and collection of the Trust Moneys and its payment and distribution for the purposes set forth in this Agreement and to the conservation and protection of the Trust Estate and the administration thereof in accordance with the provisions of this Agreement.

                                  Article VII

                             Powers of the Trustee

     7.1 Generally. The Trustee shall hold the legal and equitable title to all property at any time constituting a part of the Trust Estate and shall hold the property in Trust to be administered and disposed of by them pursuant to the terms of this Agreement for the benefit of the Trust Beneficiaries.

     7.2 Specific powers exercisable without consent of Trust Beneficiaries. Subject to the provisions of Article VI, the Trustee shall have the following specific powers in addition to the powers conferred upon him by law, exercisable without the consent of the Trust Beneficiaries, but their enumeration shall not be considered in any way to limit or control the power of the Trustee to act as specifically authorized by any other Section or provision of this Agreement and to act in such manner as the Trustee may deem necessary or appropriate to conserve and protect the Trust Estate or to confer on the Trust Beneficiaries the benefits intended to be conferred upon them by this Agreement:

     (a) To cause any investments of Trust Moneys pursuant to Section 6.2 to be registered and held in the name of a nominee or nominees without increase or decrease of liability with respect thereto;

     (b) To collect and receive any and all money and other property of whatsoever kind or nature due to or owing or belonging to the Trust and to give full discharge and acquittance therefor;

     (c) To institute or defend actions for declaratory judgments or other actions and to take such other action as the Trustee may deem necessary or desirable to prevent a default or to enforce the default provisions or other provisions of the Patent Rights Purchase Agreement and any other instruments relating to or forming a part of the Trust Estate;

     (d) To perform any act authorized, permitted, or required under the Patent Rights Purchase Agreement or any other instruments relating to or forming a part of the Trust Estate whether in the nature of an approval, consent, demand, or notice thereunder or otherwise, unless such act would require the consent of the Trust Beneficiaries in accordance with the express provisions of this Agreement;

     (e) To sell, transfer, assign, or otherwise dispose of all or any pact of the Trust Estate for cash or other consideration.

     (f) To cancel, terminate or amend the Patent Rights Purchase Agreement or any other instruments relating to or forming a part of the Trust Estate, and to execute a new agreement with respect to any property in the Trust Estate, notwithstanding that the term of the agreement may extend beyond the term of this Trust, provided that no new agreement or other instrument shall permit the Trustee to engage in any activity prohibited by Article VI.

     (g) To amend this Agreement in any manner whatever, provided that no amendment shall permit the Trustee to engage in any activity prohibited by
Article V I.

     (h) To borrow money and to pledge or mortgage as security for the loan all or any part of the Trust Estate when in the opinion of the Trustee it is necessary to borrow money in order to carry out properly the purpose of this Trust, and so long as such borrowing does not violate the provisions of Article VI.

     (i) To do and perform any acts or things and only those acts or things necessary or appropriate for the conservation and protection of the Trust Estate, and in this connection to employ such agents and to confer upon them such authority as the Trustee may deem appropriate, and to pay reasonable compensation therefor.

                                  Article VIII

                             Concerning the Trustee

     8.1 Generally. The Trustee accepts and undertakes to discharge the Trust created by this Agreement, upon the terms and conditions hereof. The Trustee shall exercise such of the rights and powers vested in him by this Agreement, and use the same degree of care and skill in his exercise, as a prudent man would exercise or use under the circumstances in the conduct of his own affairs. No provision of this Agreement shall be construed to relieve the Trustee from liability for negligent action, negligent failure to act, or willful misconduct, except that:

     (a) the Trustee shall not be responsible for the acts or omissions of any other Trustee if done or omitted without his knowledge or consent unless it shall be proved that the Trustee was negligent in ascertaining the pertinent facts, and no successor Trustee shall be in any way responsible for the acts or omissions of any Trustee in office prior to the date on which he becomes a Trustee.

     (b) The Trustee shall not be liable except for the performance of such duties and obligations as are specifically set forth in this Agreement, and no implied covenants or obligations shall be read into this Agreement against the Trustee.

     (c) In the absence of bad faith on the part of the Trustee, the Trustee may conclusively rely, as to the truth of the statements and the correctness of the opinions expressed therein, upon any certificates or opinions furnished to the Trustee and conforming to the requirements of this Agreement; but in the case of any certificates or opinions which are specifically required to be furnished to the Trustee, the Trustee shall be under a duty to examine them to determine whether or not they conform to the requirements of this Agreement.

     (d) The Trustee shall not be liable for any error of judgment made in good faith, unless it shall be proved that the Trustee was negligent in ascertaining the pertinent facts.

     (e) The Trustee shall not be liable with respect to any action taken or omitted to be taken by him in good faith in accordance with the direction of a majority in interest of the Trust Beneficiaries relating to the time, method, and place of conducting any proceeding for any remedy available to the Trustee, or exercising any trust or power conferred upon the Trustee under this Agreement.

         8.2 Reliance by Trustee. Except as otherwise provided in Section 8.1:

     (a) The  Trustee  may  rely and  shall  be  protected  in  acting  upon any resolution, certificate, statement, instrument, opinion, report, notice, request, consent, order, or other paper or document believed by him to be genuine and to have been signed or presented by the proper party or parties.

     (b) The Trustee may consult with legal counsel to be selected by him, and the Trustee shall not be liable for any action taken or suffered by it in accordance with the advice of counsel.

     (c) Persons dealing with the Trustee shall look only to the Trust Estate to satisfy any liability incurred by the Trustee to such person in carrying out the terms of this Trust, and the Trustee shall have no personal individual obligation to satisfy any such liability.

     8.3 Indemnification of Trustee. The Trustee shall be indemnified by and receive reimbursement from the Trust Estate against and from any and all loss, liability, expense, or damage which such Trustee may incur or sustain, in good faith and without negligence, in the exercise and performance of any of the powers and duties of such Trustee under this Agreement.

                                   Article IX

                 Protection of Persons Dealing with the Trustee

     9.1 Reliance on statement by Trustee. Any person dealing with the Trustee shall be fully protected in relying upon the Trustee's certificate that he has authority to take any action under this Trust. Any person dealing with the Trustee shall be fully protected in relying upon the Trustee's certificate setting forth the facts concerning the calling of any meeting of the Trust Beneficiaries the giving of notice thereof, and the action taken at such meeting, including the number of Units represented by Trust Beneficiaries taking such action.

     9.2 Application of money paid or transferred to Trustee. No person dealing with the Trustee shall be required to follow the application by the Trustee of any money or property which may be paid or transferred to the Trustee.

                                   Article X

                            Compensation of Trustee

     10.1 Amount of compensation. In lieu of commissions fixed by law for Trustee, the Trustee shall receive as compensation for services as Trustee hereunder the sum of $ I5,000 per annum plus, in any year in which there is a distribution of all or any portion of the Trust Estate to the Trust Beneficiaries, an amount equal to 3% of the aggregate amount of any such distribution and such additional compensation from the cash proceeds of the sale of any part of the Trust Estate as may be approved by a majority in interest of the Trust Beneficiaries. In the event of any substitution of or change in the Trustee, each Trustee shall receive compensation based only upon such royalties, and other income and proceeds of sale received and distributed while the Trustee was in office.

     10.2 Dates of payment. The compensation payable to the Trustee pursuant to the provisions of Section 10.1 shall be paid annually or at such other times as the Trustee may determine.

     10.3 Expenses. The Trustee shall be reimbursed from the Trust Estate for all expenses reasonably incurred by them in the performance of their duties in accordance with this Agreement.

                                   Article XI

                         Trustee and Successor Trustee

     11.1 Resignation and removal. Any Trustee may resign and be discharged by giving written notice to the other Trustee. Such resignation shall become effective upon the appointment of the Trustee's successor and the successor's acceptance of the appointment. Any Trustee may be removed at any time, with or without cause, by two-thirds in interest of the Trust Beneficiaries.

     11.2 Appointment of successor. Should at any time a Trustee resign or be removed, die or become incapable of acting, or be adjudged a bankrupt or insolvent, a vacancy shall be deemed to exist in the office of such Trustee, and a successor shall be appointed by the other Trustee or by a majority in interest of the Trust Beneficiaries.

     11.3 Acceptance of appointment by successor Trustee. Any successor Trustee shall execute an instrument accepting the appointment and shall deliver one counterpart each to the other Trustee and to the retiring Trustee. Thereupon the successor Trustee shall without any further act, become vested with all the estates, properties, rights, powers, trusts, and duties of his or its predecessor in the Trust with like effect as if originally named; but the retiring Trustee shall nevertheless, when requested in writing by the successor Trustee and upon payment of lawful charges and disbursements then unpaid, if any, execute and deliver an instrument or instruments conveying and transferring to the successor Trustee upon the Trust herein expressed, all the estates, properties, rights, powers, and trusts of the retiring Trustee, and shall duty assign, transfer, and deliver to the successor Trustee all property and money held by him hereunder.

     11.4 Appointment of successor Trustee by court. In the event a vacancy in the office of Trustee shall continue for a period of at least 90 days, a temporary Trustee may be appointed by the Superior Court of the State of New Jersey, on the application of any Trust Beneficiary upon such notice, if any, as the Court may deem proper and prescribe. The temporary Trustee shall act only until one or more successor Trustee are appointed in the manner prescribed in
Section 11.2.

     11.5 Bonds. No bond shall be required of any original Trustee, or, if a bond is required by law, no surety or security with respect to such bond shall be required unless required by law. No bond shall be required of any successor Trustee, or, if a bond is required by law, no surety or security with respect to such bond shall be required unless required by law.

                                  Article XII

                       Concerning the Trust Beneficiaries

     12.1 Evidence of action by Trust Beneficiaries. Whenever in this Agreement it is provided that the Trust Beneficiaries may take any action (including the making of any demand or request, the giving of any notice, consent, or waiver, the removal of a Trustee, the appointment of a successor Trustee, or the taking of any other action); the fact of taking any such action may be evidenced (i) by any instrument or any number of instruments of similar tenor executed by the Trust Beneficiaries in person or by agent or attorney appointed in writing, or
(ii) by the record of the Trust Beneficiaries voting in favor of the action at any meeting of Trust Beneficiaries duly called and held in accordance with the provisions of Article XIII.

     12.2 Limitation on snits by Trust Beneficiaries. No Trust Beneficiary shall have any right by virtue of any provision of this Agreement to institute any action or proceeding at law or in equity against any party other than the Trustee upon or under or with respect to the Trust Estate or the agreements relating to or forming part of the Trust Estate, and, unless not less than 51 percent in interest of the Trust Beneficiaries shall have made written request upon the Trustee to institute such action or proceeding as Trustee and shall have offered to the Trustee reasonable indemnity against the costs and expenses to be incurred, and the Trustee for 30 days after its receipt of such notice, request, and offer of indemnity shall have failed to institute any such action or proceeding.

     12.3 Requirement of undertaking. The Trustee may request any court to require, and any court may in its discretion require, in any suit for the enforcement of any right or remedy under this Agreement, or in any suit against the Trustee for any action taken or omitted by them as Trustee , the filing by any party litigant in the suit of any undertaking to pay the costs of such suit, and the court may in its discretion assess reasonable costs, including reasonable attorney's fees, against any party litigant in such suit, having due regard to the merits and good faith of the claims or defenses made by the party litigant.

                                  Article XIII

                        Meetings of Trust Beneficiaries

     13.1 Purpose of meetings. A meeting of the Trust Beneficiaries may be called at any time and from time to time pursuant to the provisions of this Article for the purpose of taking any action which the terms of this Agreement permit a percentage in interest of the Trust Beneficiaries to take either acting alone or with the Trustee.

     13.2 Meeting called by Trustee. The Trustee may at any time call a meeting of the Trust Beneficiaries to be held at such time and at such place within the State of New Jersey (or elsewhere if so determined by the Trustee) as the Trustee shall determine. Written notice of every meeting of the Trust
Beneficiaries shall be given by the Trustee (except as provided in Section 13.3), which will set forth the time and place of the meeting and in general terms the action proposed to be taken at the meeting, and shall be mailed not more than 40 nor less than 20 days before the meeting is to be held to all of the Trust Beneficiaries. The notice shall be directed to the Trust Beneficiaries at their respective addresses as they appear in the Register of the Trustee.

     13.3 Meeting called on request of Trust Beneficiaries. Within 30 days after written request to the Trustee by at least 25 percent in interest of the Trust Beneficiaries to call a meeting of Trust Beneficiaries, which written request shall specify in reasonable detail( the action proposed to be taken, the Trustee shall proceed under the provisions of Section 13.2 to call a meeting of the Trust Beneficiaries, and if the Trustee fails to call the meeting within the 30-day period then the meeting may be called by such 25 percent in interest of the Trust Beneficiaries or their designated representatives.

     13.4 Persons entitled to vote at meeting of Trust Beneficiaries. Each Trust Beneficiary of one or more Units shall be entitled to vote at a meeting of the Trust Beneficiaries either in person or by his proxy duly authorized in writing. The signature of the Trust Beneficiary on such written authorization need not be witnesses or notarized. Each person entitled to vote shall have one vote for each Unit he holds or represents.

     13.5 Quorum. At any meeting of Trust Beneficiaries, the presence in person or by proxy of persons holding Units sufficient to take action on any matter for the transaction of which the meeting was called shall be necessary to constitute a quorum; but if less than a quorum be present, the persons holding or representing a majority in interest of the Units represented at the meeting may adjourn the meeting with the same effect and for all intents and purposes as though a quorum had been present.

     13.6 Adjournment of meeting. Any meeting of Trust Beneficiaries may be adjourned 8 a.m. time to time and a meeting may be held at such adjourned time and place without further notice.

     13.7 Conduct of meetings. The Trustee shall appoint the Chairman and the Secretary of the meeting. The vote upon any resolution submitted to any meeting of Trust Beneficiaries shall be by written ballot. Two Inspectors of Vote, appointed by the Chairman of the meeting shall count all votes cast at the meeting for or against any resolution and shall make and file with the Secretary of the meeting their verified written report.

     13.8 Record of meeting. A record of the proceedings of each meeting of Trust Beneficiaries shall be prepared by the Secretary of the meeting. The record shall be signed and verified by the affidavits of the Chairman and the Secretary of the meeting and shall be delivered to the Trustee to be preserved by them. Any record so signed and verified shall be conclusive evidence of all the matters therein stated.

                                  Article XIV

                                   Amendments

     14.1 Consent of Trust Beneficiaries. At the direction or with the consent (evidenced in the manner provided in Section 12.1) of the holders of not less than 66.6 percent (unless a higher percentage is expressly required for an amendment under the provisions of this Agreement) in interest of the Trust Beneficiaries, the Trustee shall promptly make and execute a declaration amending this Agreement for the purpose of adding any provisions to or changing in any manner or eliminating any of the provisions of this Agreement or amendments, provided, however, that no amendment shall permit the Trustee to engage in any activity prohibited by Article VI.

     14.2 Effect of amendment. Upon the execution of any declaration of amendment by the Trustee, this Agreement shall be deemed to be modified and amended in accordance therewith and the respective rights, limitations of rights, obligations, duties and immunities under this Agreement of the Trustee and the Trust Beneficiaries shall thereafter be determined, exercised, and enforced subject in all respects to the modification and amendment, and all the terms and conditions of any amendment shall be deemed to be part of the terms and conditions of this Agreement for any and all purposes.

                                   Article XV

                                 Miscellaneous

     15.1 Filing Documents. This agreement shall be filed or recorded in such office or offices as the Trustee may determine to be necessary or desirable. A copy of this agreement and all amendemnts shall be filed in the office of each Trustee and shall be available at all times for inspection by any Trust Beneficiary or his duly authorized representative. The Trustee shall file or record any amendment of this Agreement in the same place where the original Agreement is filed or recorded. The Trustee shall file or record any instrument which relates to any changes in the office of Trustee in the same places where the original Agreement is filed or recorded.

     15.2 Laws as to construction. This Agreement shall be governed by and construed in accordance with the laws of the State of New Jersey.

     15.3 Separability. In the event any provision of this Agreement or its application to any person or circumstances shall be finally determined by a court of proper jurisdiction to be invalid or unenforceable to any extent, the remaider of this Agreement, or the appliocation of such provision to persons or circumstances other than thiose as to which it is held invalid ore unenforceable, shall not be affected thereby, and each provision of this Agreement shall be valid and enforceable to the fullest extent permitted by law.

     15.4 Notices. Any notice or other communication by the Trustee to any Trust Beneficiary shall be deemed to have been sufficiently given, for all purposes, if given by being deposited, postage prepaid, in a post office or kletter box addressed to the holder at his address as shown on the Register of the Trustee.

     15.5 Counterparts. This Agreemenrt may be executed in any number of counterparts, each of which shall be an original, but the counterparts shall together constitute but one and the same instrument.

     IN WITNESS WHEREOF this Agreement has been duly executed as of the date first above mentioned.

                                        Advanced Oxygen Technologies, Inc.




                                        By:       /s/ Harry Edelson
                                            ------------------------------
                                                     Chalrman


                                                  /s/ Harry Edelson
                                        -----------------------------------
                                             Harry Edelson, Trustee


STATE OF NEW JERSEY; COUNTY OF BERGEN

         On the 7th day of November, 1997, before me personally came Harry Edelson to me known, who being by me duly sworn, did depose and say that he is the Chairman of Advanced Oxygen Technologies, Inc., a Delaware corporation, and that he executed the foregoing instrument at the direction of the board of directors as the act and deed of said corporation.


                                            --------------------------------
                                                     Notary Public



STATE OF NEW JERSEY; COUNTY OF BERGEN

     On the 7th day of November, 1997, before me personally came Harry Edelson to me known, who being by me duly sworn, did depose and say that he is the Trustee named in the foregoing instrument, and that he executed the foregoing instrument as his own act and deed.


                                             --------------------------------
                                                     Notary Public

                                                                       Exhibit A


                      ASSIGNMENT AND ASSUMPTION AGREEMENT

     This Agreement made this 8th day of November, 1997, by and among ADVANCED OXYGEN TECHNOLOGIES, INC., a Delaware corporation (the "Company"), AOXY MANAGEMENT TRUST, a New Jersey Trust (the "Trust"), and certain lenders to the Company (the "Lenders" and each a "Lender").

                             PRELIMINARY STATEMENT


     The Company has borrowed the aggregate amount of $275 000 from the Lenders pursuant to various Loan Agreements and various Promissory Notes, (the "Loan Agreements" and the "Promissory Notes" respectively). The Company has also entered into a patent assignment agreement dated February 8, 1995 (the "Patent Assignment Agreement") with W. R. Grace & Co. - Conn., a Connecticut corporation ("Grace"), pursuant to which the Company assigned all of its technology to Grace (the "Patent Sale") in return for the right to receive royalties from Grace.

     The Company desires to assign all of its rights to receive royalties under the Patent Assignment Agreement to the Trust, for the benefit of the Lenders the holders of the preferred stock of the Company and the holders of the common stock of the Company on the date hereof, respectively, in consideration of the assumption by the Trust of the obligations of the Company to the Lenders under the Loan Agreements and the Promissory Notes (the "Loans").

     SECTION 1. Assignment. The Company, irrevocably and unconditionally, hereby assigns to the Trust all of its right, title and interest in and to the royalties to be received from Grace under the Patent Assignment Agreement (the "Royalties").

     SECTION 2. Assumption. In consideration of the assignment of the Royalties as provided in Section 1 hereof, the Trust assumes all of the following obligations associated with the Royalties, in order of priority:

          2.01 Commission to Certain Employees. First, from each royalty payment received, if any, to Mr. Arnold Copts, Ms. Sharon Castle and Mr. David Overmyer, in equal shares, 5% of the first million dollars of Royalties, 4% of the second million dollars, 3% of the third million dollars, 2% of the fourth million dollars and 1% of all Royalties received in excess four million dollars as more fully set forth on Schedule 2.01 hereto.

          2.02 Repayment of the Loans the Preferred Stock and the Balance. Second, from each royalty payment received, if any, to the following persons in the following order of priority:

               (1) Lenders. To the Lenders the aggregate amount of $275,000, plus interest earned thereon, in proportion to the amount of each Lender's outstanding Loan to the total amount of all of the Loans, as set forth on
Schedule 2.02(1) hereto, until all Lenders are repaid in full.

               (2) Preferred Stockholders. To the holders of the Company's issued and outstanding preferred stock on the date of the establishment of the Trust until the principal amount invested in the preferred stock by them, as set forth on Schedule 2.02121 hereto, until repaid in full.

               (3) Common Stockholders. With the remainder of the Royalties received, if any, to the holders of the Company's issued and outstanding common stock on the date of the establishment of the Trust.

     SECTION 3. Consent of Lenders. The Lenders hereby consent to the assignment of the Royalties to the Trust and the priority of the payment of the Royalties from the Trust as set forth in Section 2 hereof

     SECTION 4. Miscellaneous

          4.01. Except as otherwise expressly stated herein, all computations required hereunder shall be made by the application of generally accepted accounting principles and practices consistently applied.

          4.02. Neither failure nor delay on the pact of the Lender to exercise any right, power, or privilege hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of any right, power, or privilege hereunder preclude any other or further exercise thereof or the exercise of any other right, power, or privilege.

          4.03. This Agreement and the Note shall be deemed to be a contract made under the laws of the State of New Jersey and for all purposes shall be governed by the laws of that state without regard to its conflict of laws provisions.

                    [Remainder of Page Intentionally Blank]

       (counterpart signature page to Assignment and Assumption Agreement]


     IN WITNESS WHEREOF the parties hereto have executed and delivered this Agreement on and as of the date first above written.


                                             ADVANCED OXYGEN TECHNOLOGIES, INC.

                                             By:
                                                 ------------------------------
                                                  Harry Edelson, Chairman

                                             Address for Notices:
                                             c/o ETP
                                             300 Tice Boulevard
                                             Woodcliff Lake, New Jersey 07675
                                             Telecopier: (201) 930-8899



                                             AOXY MANAGEMENT TRUST

                                             By:
                                                 ------------------------------
                                                  Harry Edelson, Chairman


                                             Address for Notices:
                                             c/o ETP
                                             300 Tice Boulevard
                                             Woodcliff Lake, New Jersey 07675
                                             Telecopier: (201) 930-8899



                                             LENDERS:

                                             ----------------------------------
                                                      {print name}


                                             BY:
                                                 ------------------------------
                                             Name:
                                             Title:


                                             Address for Notices:

                                             ----------------------------------

                                             ----------------------------------

                                 Schedule 2.01

                        Commission to Certain Employees




In August 1995 in order to retain senior management, the Company agreed to pay Mr. Arnold Kopetz, Ms. Sharon Castle and Mr. David Overmyer, officers of the Company, a bonus if the Company successfully completed a sale of ihe Company or its technology by May 31, 1995. The bonus would equal 5% of the first million dollars of the gross proceeds from the Patent Sale, 4% of the next million dollars of such gross proceeds, 3% of the third million, 2% of the fourth million and 1% of all amounts received from the Patent Sale in excess 4 million. This bonus is shared equally by Mr. Kopetz, Ms. Castle and Mr. Overmyer. Upon the closing, they received, in the aggregate $16,750.00 or $5,583.33 each. As no other royalties have been received to date from Grace, no additional sums have been paid. All such bonus is payable only from the Grace royalty.

                                Schedule 2.02(1)


                                    LENDERS


                                                  Principal
Name                                             Debt Amount


Edelson Technology Partners II, L.P.              $100,000
300 Tice Boulevard
Wocdcliff Lake, NJ
Telecopier: (201) 930-8899

Emile A. Battat                                   $ 12,500
10 Highgate Road
Riverside, Connecticut 06878

Richard O.Jacobson                                $150,000
P.O. Box 224
Des Moines, IA 50301

Sharon Castle                                     $ 12,500
(address]
                                                  --------

Total                                             $275.000

                                                  ========

                                Schedule 2.02(2)

                             PREFERRED STOCKHOLDERS


Name                                        # of Shares                $ Amount

Edelson Technology Partners II, L.P.        40,000                     $200,000
300 Tice Boulevard
Woodcliff Lake, NJ
Telecopier: (201) 930-8899

Richard O. Jacobson                         83,000                     $415,000
P.O.Box 224
Des Moines, IA 50301

Emile A. Batatt                             35,000                     $175,000
10 Highgate Road
Riverside, Connecticut 06878

Albert James                                15,000                     $ 75,000
2783 Hidden Oak Drive
Seabrook Island, SC 29455

Amold Kopetz                                   500                     $  5,000
14 West Penny Road
South Barrington IL 60010

Wealth Monitors, Inc.                        5,000                     $ 25,000
11230 College Boulevard, Suite 110
Overland Park, KS 66210
(913)345-2822

Abarta, Inc. Master Trust                   10,000                     $ 50,000
1000 RIDC Plaza, Suite 404
Pittsburgh, PA 15238
(412)963-3165