Form 10QSB
period 1998-03-31
ADVANCED OXYGEN TECHNOLOGIES INC
filed 1998-05-14
CIK 352991

U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                             FORM 10-QSB

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
        SECURITIES EXCHANGE ACT OF1934
        For the quarterly period ended March 31, 1998 or

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

     (212)808-3061
(Issuer's telephone number)

     Check whether the issuer (1) has filed all reports required to be filled
by Section 13 or   15(d)
of the Exchange Act during the past 12months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                            No

The number of shares of common stock outstanding as of March 31, 1998 was 29,640,252.

Transitional Small Business Disclosure Format (check one):

Yes                                No   X




                  ADVANCED OXYGEN TECHNOLOGIES, INC.

                                       INDEX

PART I- FINANCIAL INFORMATION

Item 1.  Financial Statements
     Balance sheet as of March 31, 1998

     Statement of income for the three month period ended March 31, 1998

     Statement of cash flows for the three month period ended March 31, 1998

Item 2. Management's discussion and analysis of financial condition and results of operations

PART II- OTHER INFORMATION

Item 27.  Financial Data Schedules

SIGNATURE

Item I
PART I

FINANCIAL INFORMATION
ADVANCED OXYGEN TECHNOLOGIES INC.
FOR THE 3 MONTHS ENDING MARCH 31, 1998
(UNAUDITED)

BALANCE SHEET

Current Asset                  57,227.00

TOTAL CURRENT ASSETS                     57,227.00

Property & Equipment        1,973,735.84

TOTAL PROPERTY & EQUIPMENT              1,973,735.84

Other assets                    3,259.50

TOTAL OTHER ASSETS                        3,259.50

TOTAL ASSETS                            2,034,222.34



LIABILITIES AND CAPITAL

Current Liabilities            12,722.42

TOTAL CURRENT LIABILITIES                12,722.42

Long Term Liabilities         563,001.00

TOTAL LONG TERM LIABILITIES             563,001.00

TOTAL LIABILITIES                       575,723.42



CAPITAL

Preferred Stock             1,466,770.00

Common Stock                  289,963.00

Paid in Capital             19,857,051.00

Retained Earnings           (20,194,237.00)

Net Income                  38,951.92

TOTAL CAPITAL                           1,458,498.92


INCOME STATEMENT

REVENUES

Sales                          92,945.04

Other Income                      937.50

Shipping Charges Reimbursed     2,943.26

TOTAL REVENUES                           96,825.80



COST OF SALES

Cost of Sales- Other              398.34

Independent Contractor Commission     600.00

Royalty Fees on Sales          50,000.00

TOTAL COST OF SALES                      50,998.34



GROSS PROFIT                             45,827.46



Expenses                       42,327.54

TOTAL EXPENSES                           42,327.54



NET INCOME                                3,499.92


CASH FLOW STATEMENT

Net income                      3,499.92

Adjustments (A/P)             (6,541.02)

TOTAL ADJUSTMENTS             (6,541.02)



Net cash provided by Operations(3,041.10)

Net cash used in investing    (2,003,259.50)



Cash Flows from Financing

     PROCEEDS FROM:

     Notes Payable to Olsen     5,000.00

     Notes Payable, Crossfield  8,000.00

     Notes Payable IMA        550,000.00

     Preferred Stock        1,465,000.00

     Common Stock               4,500.00

     Paid-in-Capital                0.00



     USED FOR

     Note Payable to directors      0.00

     Other long term Liabilities    0.00



Net cash used in Financing              2,032,500.00

Net increase (decrease) in cash            26,199.40

SUMMARY

Cash Balance at end of period       26,199.40

Cash balance at beginning of period      0.00

NET INCREASE (DECREASE) IN CASH     26,199.40


Item 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     On March 9, 1998, pursuant to an Agreement for Purchase and Sale of Specified Business Assets, a Promissory Note, and a Security Agreement all dated March 9, 1998, Advanced Oxygen Technologies, Inc.(the "Company") purchased certain tangible and intangible assets (the "Assets") including goodwill and rights under certain contracts, from Integrated Marketing Agency, Inc., a California Corporation ("IMA").

     The Company used the Assets to generate revenues through database management, fax broadcasting, sales of Multi-Media CD-ROMs containing speeches from the database and commissions on the sales of registrations associated with production of the CD's.

     On March 9, the company began renting approximately 6,000 square feet of industrial office space in Santa Clarita, CA on a month to month basis.
The company hired five (5) additional employees in March.

     In March the company entered into lease agreements to lease office equipment consisting of computers, phones, peripherals, copies, and other office equipment.

PART II- OTHER INFORMATION

Item 27.  Financial Data Source
(B) Article 5

                              SIGNATURE

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Date: May 14, 1998            /s/ Robert E. Wolfe

                            Robert E. Wolfe, Chairman of the Board and Chief Executive Officer and Principal Financial Officer