Form 10-K
period 1998-06-30
ADVANCED OXYGEN TECHNOLOGIES INC
filed 1998-10-14
CIK 352991

U. S. SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549

                           FORM 10-KSB


     (X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR  15 (d)
             OF THE SECURITIES EXCHANGE ACT OF  1934

             For the fiscal year ended June 30, 1998

                  Commission file number 0-9951

               ADVANCED OXYGEN TECHNOLOGIES, INC.
         (Name of small business Issuer in its charter)

    Delaware                                      91-1143622
(State of incorporation)                (I.R.S. Employer Identification
No.)
        c/o Crossfield Inc
        230 Park Avenue, Suite 1000
        New York, NY                                      10169
(Address of principal executive offices)                (Zip Code)

                          212-808-3061
        (Issuer's telephone number, including area code)

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

For the year ended June 30, 1998, Issuer's revenues were $_______________

The aggregate market value of Common Stock at June 30, 1998 held by non-affiliates approximated $1,053,787 based upon the average bid and asked prices for a share of Common Stock on that date. For purposes of this calculation, persons owning 10% or more of the shares of Common Stock are assumed to be affiliates, although such persons are not necessarily affiliates for any other purpose.

As of June 30, 1998, there were 29,640,252 issued and outstanding shares of the registrant's Common Stock, $.01 par value.

   Transitional Small Business Disclosure Format (check one):

                      Yes  ___    No     X


                 ADVANCED OXYGEN TECHNOLOGIES, INC.
                           FORM 10-KSB

                    FOR THE FISCAL YEAR ENDED

                          JUNE 30, 1998
                        TABLE OF CONTENTS
     PART I . . . . . . . . . . . . . . . . . . . . . . . . . . 4
     Item 1-  DESCRIPTION OF BUSINESS . . . . . . . . . . . . . 4
     The Patent Sale and Cessation of Business. . . . . . . . . 4
     Stock Acquisition Agreement, 12/18/97. . . . . . . . . . . 5
     Purchase Agreement, 12/18/97 . . . . . . . . . . . . . . . 5
     Waiver Agreement, 12/18/97 . . . . . . . . . . . . . . . . 6
     Change of Directors. . . . . . . . . . . . . . . . . . . . 6
     Trust Agreement, 12/18/97. . . . . . . . . . . . . . . . . 7
     Acquisition Or Disposition Of Assets, March 09, 1998.. . . 7
     Employees. . . . . . . . . . . . . . . . . . . . . . . . . 7

     ITEM 2. DESCRIPTION OF PROPERTY. . . . . . . . . . . . . . 8

     ITEM 3.  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . 8

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
     SECURITY HOLDERS                                 .      . .8
     PART II. . . . . . . . . . . . . . . . . . . . . . . . . . 8

     ITEM 5.  MARKET OF REGISTRANT'S COMMON EQUITY
AND RELATED
          STOCKHOLDER MATTERS . . . . . . . . . . . . . . . . . 8

     ITEM 6.  PLAN OF OPERATION.. . . . . . . . . . . . . . . . 9
     Business Plan. . . . . . . . . . . . . . . . . . . . . . . 9
     Client and Industry Representation . . . . . . . . . . . . 9
     Y2K (Year 2000 Problem). . . . . . . . . . . . . . . . . . 9

     ITEM 7.  FINANCIAL STATEMENTS. . . . . . . . . . . . . . .10

     ITEM 8. CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING
     AND FINANCIAL DISCLOSURE.. . . . . . . . . . . . . . . . .10
     PART III . . . . . . . . . . . . . . . . . . . . . . . . .10
     ITEM 9. DIRECTORS AND OFFICERS OF THE REGISTRANT . . . . .10
     ITEM 10. EXECUTIVE COMPENSATION. . . . . . . . . . . . . .11
     Executive Compensation . . . . . . . . . . . . . . . . . .11
     Option Grants During 1998; Value of Options at Year-End. .12
     Compensation Committee Report. . . . . . . . . . . . . . .12
     Board of Directors' Compensation . . . . . . . . . . . . .14

     ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT. . . . . . . . . . . . . . . . . . . . . .15

     ITEM 12. CERTAIN RELATIONSHIPS AND RELATED . . . . . . . .16

     ITEM 13.  EXHIBITS AND REPORTS ON FORMS 8-K. . . . . . . .16
     Exhibits . . . . . . . . . . . . . . . . . . . . . . . . .16
     Reports on Form 8-K. . . . . . . . . . . . . . . . . . . .17

     PART I
     ITEM 1-  DESCRIPTION OF BUSINESS

     THE PATENT SALE AND CESSATION OF BUSINESS
          Advanced Oxygen Technologies, Inc. ("Advanced Oxygen
Technologies",
     "AOXY", "AOT" or the "Company"), incorporated in Delaware
in 1981 under the
     name Aquanautics Corporation, was, from 1985 until May
1995, a development
     stage specialty materials company producing new oxygen
control technologies.
     On May 1, 1995, the Company sold its patents, and all related technology and
     intellectual property rights (collectively the "Patents Rights") to
W. R.
Grace      &
     Co. Conn., a Connecticut corporation ("Grace").  The price for the Patents Rights
     was $335,000, in cash, and a royalty as described below. Of the cash, $100,000 was paid to the Company prior to the closing and used to cover the Patent Sale's
     transactional costs and to preserve the Patent Rights.  The remaining $235,000
     was paid at the closing of the sale of the Patent Rights (the
"Patent Sale").
          In addition to the $335,000, the Company was to receive a royalty until April
     30, 2007 of two percent (2%) of the net sales price of (a) all products sold by
     Grace that include as a component, material that absorbs, bars, climinates, extracts and/or concentrates oxygen that, but for the purchase of the Patents Rights, would fringe the Patents Rights, and (b) any mixture or compound
(other than a finished
     product) which includes as a component material that absorbs, bars, climinates,
     extracts and/or concentrates oxygen that, but for the purchase of the Patent Rights, would infringe the Patent Rights. If Grace Licenses the Patent Rights during the first three years after the Closing to a third party (other than a
Grace
affiliate),      the
     Company will receive 50% of the royalties received by Grace form such third
     party but will not receive the 2% royalty on either products or material sold
by      or
     to that third party.
          The Company has agreed to indemnify Grace for any out of
pocket costs
     incurred because of claims, litigation, arbitration or other proceedings (a) relating to the validity or ownership of the Patent Rights, (b) any infringement by the
     Patent Rights of any other patent or trademark owned by a third party, (c) any breach by Company of its representations, warranties, covenants in the Purchase
     Agreement or (d) arising from any state of affairs existing at Closing which was not disclosed by the company to Grace.  If in any one year
Grace incurs costs
     covered by this indemnity, the indemnity is for all such costs up to $75,000 and for 50% of such costs over $75,000.  Amounts due Grace under the indemnity
     would be paid by withholding royalties form Company.
          In August 1994, in order to retain senior management, the Company agreed to pay Mr. Kopetz, Ms. Castle, and David Overmyer, the
Company's then controller,
     a bonus if the Company successfully completed a sale of the
Company or its
     technology by May 31, 1995.  The bonus was equal to 5% of
the first million
     dollars of the gross proceeds from such sale, 4% of the next million dollars of such gross proceeds, 3% of the third million, 2% of the fourth million and 1% of all amounts received from the sale of over $4 million.  This bonus was shared
     equally by Mr. Kopetz, Ms. Castle, and David Overmeyer.
Upon the Closing,
     they received an aggregate of $16,750, or $5,583.33 each.
          In addition, certain of the directors advanced $275,000 to the Company in
     August 1994 (the "Directors Loans").   None of these advances
has been repaid.
     They will be repaid from the royalties, if any.
          The Board retained for the Company $57,000 from the
proceeds of the Patent
     Sale so that the Company could exist for a period of time to allow it to
search      for
     and negotiate with possible acquires of the corporate shell and/or its net operating loss carry forwards.

     STOCK ACQUISITION AGREEMENT, 12/18/97
          Pursuant to a Stock Acquisition Agreement dated as of December 18, 1997,
     Advanced Oxygen Technologies, Inc. ("AOXY") has issued
23,750,00 shares of
     its common stock, par value $.01 per share for $60,000 cash plus consulting services rendered valued at $177,500, to Crossland, Ltd., ("Crossland"), Eastern
     Star, Ltd., ("Eastern Star"), Coastal Oil, Ltd. ("Coastal") and Crossland, Ltd.
     (Belize) ("CLB").  Crossland and Eastern Star, Ltd. are
Bahamas corporations.
     Coastal Oil and CLB are Belize corporations.

     PURCHASE AGREEMENT, 12/18/97
          Pursuant to a Purchase Agreement dated as of December 18,
1997, CLB,
     Triton-International, Ltd., ("Triton"), a Bahamas corporation, and Robert E.
     Wolfe purchased an aggregate of 800,000 shares of AOXY's
common stock from
     Edelson Technology Partners II, L.P. ("ETPII") for $10,000
cash.  AOXY issued
     450,000 shares of its capital stock to ETPII in exchange for consulting
services      to
     be rendered. The general partner of ETPII is Harry Edelson, Chairman of the
     Board and Chief Executive Officer of AOXY prior to the transactions resulting in the change of control (the "Transactions"). Prior to the Transactions Mr. Edelson
     directly or indirectly owned approximately 25% of the issued and outstanding common stock of AOXY, and following the completion of Mr.
Edelson's
     consultancy he will own approximately 1.5%.

COMPANY/INDIVIDUAL             # OF SHARES             %

      Robert E. Wolfe            50,000 shares      0.17%
      Triton-International      375,000 shares      1.26%
      Crossland, Ltd. (Belize)6,312,500 shares     21.30%
      Crossland, Ltd.         5,937,500 shares     20.03%
      Coastal Oil, Ltd.       5,937,500 shares     20.03%
      Eastern Star, Ltd.      5,937,500 shares     20.03%


          The 23,750,000 shares of AOXY common stock sold by
AOXY as of
     December 18, 1997 to Crossland, Eastern, Coastal and CLB
pursuant to the Stock
     Acquisition Agreement (the "Regulation S Shares") have not been registered
     under the Securities Act of 1933, as amended, in reliance on the exemption from registration provided by Rule 903(c)(2) of Regulation S. Consideration for the
     Regulation S Shares consisted of $60,000 cash and consulting services rendered valued at $177,500.
          Each of the purchasers of the Regulation S Shares (a
"Buyer") has
     represented to AOXY that (I) it is not a "U.S. Person" as that term is defined in
     Rule 902 (o) of Regulation S; (ii) the sale of the Regulation S Shares was taking place outside of the United States; (iii) no offer was made in the United States;
     (iv) it was purchasing the Regulation S Shares for its own account and not as a
     nominee or for the account of any other person or entity; (v) it had no
intention      to
     sell or distribute the shares except in accordance with
Regulation S; (vi) it agreed
     that it would not transfer Regulation S Shares to a U.S. Person before the
41st      day
     from the date the Buyer purchased the Regulation S Shares.
          AOXY represented to the Buyers that it had not conducted any "directed selling effort" as defined in Regulation S, and that it had filed all reports required to be filed under the Securities Exchange Act of 1934 during the preceding twelve months.

     WAIVER AGREEMENT, 12/18/97
               Pursuant to a Waiver Agreement dated as of December
18, 1997,
     Emile Battat, Richard Jacobsen, each directors of AOXY prior to the
     Transactions, Sharon Castle, a former officer of AOXY, and ETPII released
     AOXY from any liability for repayment of an aggregate of $275,000 of loans plus all interest due thereon previously made by them to AOXY in consideration of an aggregate amount of $60,000 cash paid to them pro rata in proportion to their individual loans outstanding by CLB, Triton and Robert E.
Wolfe.
               The source of funds for the Transactions was working capital and personal funds. To the knowledge of the registrant, no arrangements exist which might subsequently result in a change in control of the registrant.

     CHANGE OF DIRECTORS
          All of the directors and officers of AOXY resigned in connection with the
     Transactions on December 18, 1997.  Robert E. Wolfe and
Joseph N. Noll were
     elected as directors and Mr. Wolfe was appointed president.

     TRUST AGREEMENT, 12/18/97
          On December 18, 1997, pursuant to a Trust Agreement dated as of
     November 7, 1997 and an Assignment and Assumption
Agreement dated as of
     November 8, 1997, certain royalty rights associated with Grace and liabilities related to technology AOXY sold to a third party in 1995 were transferred to a trust for the benefit of the AOXY shareholders of record at that date. No royalties had been paid or become due with respect to the rights transferred to the Trust, and no value was assigned to such rights on the books of AOXY.

     ACQUISITION OR DISPOSITION OF ASSETS, MARCH 09,
1998.
          On March 9, 1998, pursuant to an Agreement for Purchase and Sale of
     Specified Business Assets, a Promissory Note, and a Security Agreement all dated
     March 9, 1998, Advanced Oxygen Technologies, Inc.(the
"Company") purchased
     certain tangible and intangible assets (the "Assets") including goodwill and rights under certain contracts, from Integrated Marketing Agency, Inc., a California
     Corporation ("IMA").
          The assets purchased from IMA consisted primarily of furniture, fixtures, equipment, computers, servers, software and databases previously used by IMA in its full service telemarketing business. The Company intends to employ the assets purchased from IMA for the purposes of Database Management
Services.
          The purchase price consisted of delivery at closing by the Company of a
     $10,000 down payment, a Promissory Note in the amount of $550,000 payable to
     IMA periodically, with  final payment due on April
     10, 2000 and accruing compounded interest at a rate of nine percent (9%) per annum, and 1,670,000 shares of convertible, preferred stock, par value $.01 per share, of the Company (the "Preferred Stock"). The Preferred Stock is automatically convertible into shares of the Company's common stock,
     par value $.01 per shares (the "Common Stock"), on March 2,
2000, at a
     conversion rate which will depend on the average closing price of the
     Common Stock for a specified period prior thereto. The purchase price was determined based on the fair market value of the purchased assets. The down payment portion of the purchase price was drawn from cash reserves of the
     Company, and the cash required for payments due under the Promissory Note will be generated by future revenues from the Company's business.

     EMPLOYEES
          The Company has a two year employment contract with two key employees. Total number of employees as of 6/30/98 was 12.


     ITEM 2. DESCRIPTION OF PROPERTY

          The assets of the Company consist primarily of furniture, fixtures, equipment, computers, servers, software and databases.

     ITEM 3.  LEGAL PROCEEDINGS

          The Company is not a party to any pending legal proceeding.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
SECURITY
     HOLDERS

          There were no submissions of matters for a vote to the security holders.

     PART II
     ITEM 5.  MARKET OF REGISTRANT'S COMMON EQUITY
AND
     RELATED STOCKHOLDER MATTERS

          The Company's Common Stock is traded on the Over-The-Counter
     Bulletin Board. The following table sets forth the range of high and low bid quotations on the Common Stock for the quarterly periods indicated, as reported by the National Quotation Bureau, Inc. The quotations are inter-dealer prices without retail mark-ups, mark downs or commissions and may not represent actual transactions.

     Fiscal Year Ended June 30, 1997         High      Low
     First Quarter                           0.01      0.01
     Second Quarter                          0.01      0.01
     Third Quarter                           0.01      0.01
     Fourth Quarter                          0.01      0.01

     Fiscal Year Ended June 30, 1998         High      Low
     First Quarter                           0.07      0.010
     Second quarter                          0.02      0.005
     Third Quarter                           0.09      0.015
     Fourth Quarter                          0.23      0.055

     At September 30, 1998, the closing bid price of the Company's
Common Stock as
reported      by the
     National Quotation Bureau, Inc, was $0.045.
     ITEM 6.  PLAN OF OPERATION.

     BUSINESS PLAN
          The Company currently has two locations. The location in
New York is
     the headquarters for the Company and is the location for most of the
     administrative operations and through June 30, 1998 was
offered to the Company
     on a month to month basis at no cost from Crossfield, Inc.
Robert E. Wolfe is
     president of Crossfield, Inc.  The location in Santa Clarita, CA is the
location      for
     most of the operations. The Company is currently looking to rent space office space in the Santa Clarita, CA area. The Company currently has four areas of concentration: CD-ROM production/sales, event sales, database management and fax broadcasting.
          The Company began producing and selling educational
CD-ROMS in
     March. The content of the CD-ROMS are from conferences, held be clients of the
     Company. AOXY produces a CD-ROM of the conferences including the audio, video, graphics and verbatim transcripts of the conference and sell them. The sales efforts are conducted at the conference and through telemarketing in the
     Santa Clarita CA location. In addition, the Company began selling event registrations for conferences that AOXY is producing
CD-ROMS.  The Company
     sells the events through fax broadcasting, direct mail, and telemarketing from
     Santa Clarita CA.
          In March AOXY began database management which includes managing client databases, assisting clients in effective marketing with databases, providing database information to clients, and utilizing and structuring databases for fax broadcasting. Currently the Company has the ability to fax broadcast or email broadcast to a large number of contacts.

     CLIENT AND INDUSTRY REPRESENTATION
          During this reporting period, 3 client contracts were concluded. There were 4 active clients as of June 30, 1998.
          Because the company represents a variety of clients in a variety of industries, the operation of each client account is unique. The database for each client account is unique to its industry and may include vendor companies, end-
     user companies, service organizations and all sales and marketing channels.

     Y2K (YEAR 2000 PROBLEM)
          Y2K, or the Year 2000 Problem is a potential problem for
computers
     whereby the system would not recognize the date 2000 as year
2000 but instead as
     1900 due to the fact that the computer industry standard for dating was a 2 digit system and not 4 digits. Each date represented was the last two digits of the year,
     ie: 1998 was 98.   This problem could render important
computer and
     communication systems inoperable which could have a significant effect on the
     Company's operations. The Company's current exposure to potential Y2K systems that would be affected could include (but not limited to): computers, telephones, all forms of electronic communications, switches, routers, software, accounting software, banking, electricity, credit card processors, electronic data exchange, security systems, fax broadcasting software and hardware, database software, archives, data, records, and others.
          In an effort to minimize the Company's exposure to the potential Y2K problem, the Company has contacted each of our vendors to assess how Y2K will effect our operations. Although some vendors make verbal assurances of Y2K compliance, there can be no certainty that the systems that the Company use will not be affected. The Company also may not have the applicable capital resources to correct or replace certain systems to be compliant with the Y2K. The Company may be able to replace or correct the Y2K problem within the organization, and still be affected by outside utilities and or vendors. The Y2K element alone could significantly alter the Company's operations and profitability.
     ITEM 7.  FINANCIAL STATEMENTS
     ITEM 8. CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS
     ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     The Company has no disagreements with any accountants on accounting and financial disclosure. During this time AOXY has interviewed several accounting firms  and has engaged Singer, Lewak Greenbaum & Goldstein,
Llp, 10960
     Wilshire Blvd, Los Angeles, CA, 90024.
     PART III
     ITEM 9. DIRECTORS AND OFFICERS OF THE
REGISTRANT

     Set forth below is information regarding the Company's directors and executive officers, including information furnished by them as to their principal occupations for the last five years, other directorships held by them and their ages as of
     September 8, 1998. All directors are elected for one-year terms, which expire as of the date of the Company's annual meeting.

     Name                Age  Positions           Director Since
     Robert E. Wolfe     35   Chairman of the Board and   1997
                              Chief Executive Officer

     Joseph N. Noll      75   Director                    1997

     Robert Wolfe has been the Chairman and CEO for AOXY, Inc.
since 1997.
     Concurrently he has been the President and CEO of Crossfield, Inc. and
     Crossfield Investments, llc , both corporate consulting companies. From 1992-
     1993 he was Vice President and partner for CFI, NY Ltd. A subsidiary of
     Corporate Financial Investments, PLC, London.

     Joseph N. Noll has been a director of the Company since 1997.
Mr. Noll was
     president and CEO of Franco Machine Corp (a manufacturer of machine tools) for
     25 years.  Mr. Noll was the Secretary of the State of Wisconsin
Department of
     Labor, Industry and Human Relations, from 1983 to 1985.  Mr.
Noll was also
     President and CEO of Columbia Car Company, a manufacturer of golf carts.

     ITEM 10. EXECUTIVE COMPENSATION

     Robert Wolfe, Chairman and CEO has waived his $175,000
annual for the year
     ending June 30, 1998. No officer or director received any compensation from the
     Company during the last fiscal year.  The Company paid no
bonuses in the last
     three fiscal years ended June 30, 1998 to officers or other employees.  Prior
to      the
     Stock Acquisition of December 12, 1998, the Company's Chief
Executive officer
     and Chairman of the Board was Harry Edelson. Mr. Edelson received no compensation during the fiscal year ending June 30, 1998.

     The following table sets forth the total compensation paid or accrued to its Chief
     Executive Officer, Robert E. Wolfe and former Chief Executive
Officer Harry
     Edelson during the fiscal year ending June 30, 1998. There were no other corporate officers in any of the last three fiscal years.

     EXECUTIVE COMPENSATION

                          OTHER
                          ANNUAL  RESTRICT-          LTIP   ALL
Name    Year Salary Bonus COMPEN-  ED       SECURITY PAY    OTHER
                          SATION  AWARDS             OUTS
HARRY   1998 0       0      0     0            0       0      0
EDELSON

ROBERT  1998 0       0      0     0            0       0      0
WOLFE

     OPTION GRANTS DURING 1998; VALUE OF OPTIONS
AT YEAR-END

The following tables set forth certain information covering the grant of options to
the Company's Chief Executive Officer, Mr. Robert E. Wolfe and the former
Chief Executive Officer, Mr. Harry Edelson during the fiscal year ended June 30,
1998 and unexercised options held as of that date.  Neither Mr.
Wolfe or Mr.
        Edelson exercised any options during fiscal 1998.

             NO SECURITIES  % OF TOTAL  EXERCISE/   EXPRIATION
   NAME      UNDERLYING     OPTIONS TO  BASE        DATE
             OPTIONS        EMPL/YR     PRICE

Harry Edelson 0                0          N/A        N/A

Robert        0                0          N/A        N/A
E. Wolfe


                  COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Board of Directors was responsible for reviewing and approving the Company's compensation policies and the compensation paid to executive officers. Mr. Wolfe and Mr. Noll, who comprise the Compensation Committee are employee and non-employee directors respectively.

                     Compensation Philosophy

The general philosophy of the Company's compensation program, which has been reviewed and endorsed by the Committee, was to provide overall competitive compensation based on each executive's individual performance and the
                 Company's overall performance.

There are two basic components in the Company's executive compensation program: (I) base salary and (ii) stock option awards.

                           Base Salary

Executive Officers' salaries are targeted at the median range for rates paid by competitors in comparably sized companies. The Company recognizes the need to attract and retain highly skilled and motivated executives through a competitive base salary program, while at the same time considering the overall performance of the Company and returns to stockholders.

                       Stock Option Awards

With respect to executive officers, stock options are generally granted on an annual basis, usually at the commencement of the new fiscal year. Generally, stock options vest ratably over a four-year period and the executive must be employed by the Company in order to vest the options. The Compensation
Committee believes that the stock option grants provide an incentive that focuses the executives' attention on managing the Company from the perspective of an owner with an equity stake in the business. The option grants are issued at no less than 85% of the market price of the stock at the date of grant, hence there is incentive on the executive's part to enhance the value of the stock through the overall performance of the Company.

                 Compensation Pursuant to Plans

The Company has three plans (the "Plans") under which its directors, executive officers and employees may receive compensation. The principal features of the
1981 Long-Term Incentive Plan (the "1981 Plan"), the 1988 Stock
Option Plan
(the "1988 Plan"), and the Non-Employee Director Plan (the
"Director Plan") are
described below. During the fiscal year ended June 30, 1994, the Company terminated its tax qualified cash or deferred profit-sharing plan (the "401(k)
Plan"). During fiscal 1998, no executive officer received compensation pursuant to any of the Plans except as described below.

                     The 1981 and 1988 Plans

The purpose of the 1981 Plan and 1988 Plan (the "Option Plans") is to provide an incentive to eligible directors, consultants and employees whose present and potential contributions to the Company are or will be important to the success of the Company by affording them an opportunity to acquire a proprietary interest in the Company and to enable the Company to enlist and retain in its employ the best available talent for the successful conduct of its business.

                          The 1981 Plan

The 1981 Plan was adopted by the Board of Directors in May 1981 and approved by the Company's stockholders in March 1982. A total of 500,000 shares have been authorized for issuance under the 1981 Plan. With the adoption of the 1988
Plan, no additional awards may be made under the 1981 Plan. As a result, the shares remaining under the 1981 Plan are now available solely under the 1988
Plan. Prior to its termination, the 1981 Plan provided for the grant of the following five types of awards to employees (including officers and directors) of the Company and any subsidiaries: (a) incentive stock rights, (b) incentive stock options, (c) non-statutory stock options, (d) stock appreciation rights, and (e) restricted stock. The 1981 Plan is administered by the Compensation Committee of the Board of Directors.

                          The 1988 Plan

The 1988 Plan provides for the grant of options to purchase Common Stock to employees (including officers) and consultants of the Company and any parent or subsidiary corporation. The aggregate number of shares which remained available for issuance under the 1981 plan as of the effective date of the 1988 Plan plus an
           additional 500,000 shares of Common Stock.

Options granted under the 1988 Plan may either be immediately exercisable for the full number of shares purchasable thereunder or may become exercisable in cumulative increments over a period of months or years as determined by the
Compensation Committee. The exercise price of options granted under the 1988
Plan may not be less than 85% of the fair market value of the Common Stock on the date of the grant and the maximum period during which any option may be paid in cash, in shares if the Company's Common Stock or through a broker-dealer same-day sale program involving a cash-less exercise of the option. One or more optionees may also be allowed to finance their option exercises through
Company loans, subject to the approval of the Compensation
Committee.

                         Issuable Shares

As of September 20, 1995, approximately 374,000 shares of
Common Stock had
been issued upon the exercise of options granted under the Option Plans, no shares of Common Stock were subject to outstanding options under the Options
Plans and 626,000 shares of Common Stock were available for issuance under future option grants. From July 1, 1991 to September 20, 1995, options were granted at exercise prices ranging from $1.22 to $8.15 per share. The exercise price of each option was equal to 85% of the closing bid price of Company's
Common Stock as reported on the NASDAQ Over the Counter
Bulletin Board
Exchange. Due to employee terminations, all options became void in August
1995.  As of September 30, 1998 1,000,000 shares of Common
Stock were
       available for issuance under future option grants.

                BOARD OF DIRECTORS' COMPENSATION

As of June 30, 1998 the directors did not receive any compensation for serving as members of the Board.

In addition to any cash compensation, non-employee directors also are eligible to participate in the Non-Employee Director Stock Option Plan and to receive automatic option grants thereunder. The Director Plan provides for periodic automatic option grants to non-employee members of the Board.
An individual
who is first elected or appointed as a non-employee Board member receives an annual automatic grant of 25,000 shares plus the first annual grant of 5,000 shares, and will be eligible for subsequent 5,000 share grants at the second Annual
Meeting following the date of his initial election or appointment as a non-
                     employee Board member.

During the fiscal year ended June 30, 1998, no options were granted to non-
                     employee Board members.

       ITEM 11.  SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL
                     OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of June 30, 1998, by ( i ) all those known by the Company to be beneficial owners of more than 5% of its Common
Stock; ( ii ) all directors; and ( iii ) all officers and directors of the
                          Company as a
                             group.

                      Beneficial Ownership

Name and Address of                Shares         Fully Diluted Percent
Beneficial Owner

Crossland, Ltd. (Belize)           6,312,500           19.63%
60 Market Square
PO Box 364
Belize City, Belize, Central America

Eastern Star, Ltd.                 5,937,500           18.47%
104B Saffrey Square
Bank Lane and Bay Street
Box N-1612
Nassau, Bahamas

Coastal Oil, Ltd.                  5,937,500           18.47%
40 Santa Rita Road
Corazal, Belize, Central America

Crossland, Ltd.                    5,937,500           18.47%
104B Saffrey Square
Nassau, Bahamas

Robert E. Wolfe                       50,000            0.15%

Joseph Noll                                0            0.00%

John Teuber                        1,670,000*           7.79%

*Includes shares of convertible, preferred stock, par value $.01, having the aggregate value of
$1,440,000.00 w/fixed annual dividends of $0.001 per share payable on January 1 of each year;
with an automatic conversion on 3/2/2000 of each share of preferred stock into either a) 1 share of common stock, par value $.01 per share if the average closing price of the common stock during the 10 trading days immediately prior to March 1, 2000 is equal to or greater than $0.66 per share or (b) 1 1/2 shares of common stock if the average closing price of the common stock during the 10 trading days immediately prior to March 1, 2000 is less than $0.66 per share. If on the conversion date the aggregate value of the common stock into which the preferred shares are converted is less than $500,000, then J. Teuber shall have the option, at his sole discretion to cause the Company to redeem the converted shares for the aggregate sum of $500,000 by delivering notice of his intention to redeem the converted shares within 10 business day.

           ITEM 12. CERTAIN RELATIONSHIPS AND RELATED

The Company's transactions with its officers, directors and affiliates have been and such future transactions will be, on terms no less favorable to the company than could have been realized by the Company in arms-length transactions with non-affiliated persons and will be approved by a majority of the independent disinterested directors.

          ITEM 13.  EXHIBITS AND REPORTS ON FORMS 8-K

                            EXHIBITS

     MATERIAL CONTRACTS

     1981 Long-Term Incentive Plan, as amended in September
1988,
          incorporated herein by reference to Appendix A to the Registrant's 1986 definitive Proxy Statement.
     a) 1988 Stock Option Plan, incorporated by reference to the Registrant's 1988 definitive Proxy Statement filed pursuant to Regulation 14A
     b) Non-Employee Director Stock Option Plan incorporated by reference to the Registrant's report on Form 10-K for the fiscal year ended June 30, 1993
     c)  Patent Purchase Agreement between Advanced Oxygen
          Technologic Inc., and Grace-Conn, dated February 10, 1995 incorporated by reference to the Registrant's 1995 definitive Proxy Statement filed pursuant to Regulation 14A.
     d) Contingent Plan of Liquidation dated February 10, 1995, incorporated by reference to the Registrant's 1995 definitive
Proxy Statement filed pursuant to Regulation 14 A
     e) Stock Acquisition Agreement dated December 18, 1997 incorporated by reference to the Registrant's report on form
8-K as Exhibit A
     f) Purchase Agreement of December 18, 1997 incorporated by reference to the Registrant's report on form 8-K as Exhibit B
     g) Waiver Agreement incorporated by reference to the Registrant's report on form 8-K as Exhibit C
     h) Trust Agreement incorporated by reference to the Registrant's report on form 8-K dated, December 18, 1997 as Exhibit D
     i) Assignment and Assumption Agreement incorporated by reference to the Registrant's report on form 8-K dated, December 18, 1997 as Exhibit D
     j)  Agreement For Purchase & Sale Of Specified Business
Assets incorporated by reference to the Registrant's report on form
8-K dated
                    March 09, 1998 as Exhibit 1
     k) Covenant of Non-Competition incorporated by reference to the Registrant's report on form 8-K dated March 09, 1998 as Exhibit B
     l) Promissory Note of March 09, 1998 incorporated by reference to the Registrant's report on form 8-K dated March 09, 1998 as Exhibit C
     m) Security Agreement of March 09, 1998 incorporated by reference to the Registrant's report on form 8-K dated March 09, 1998 as Exhibit D
     n) Employment Agreement, John Teuber, incorporated by reference to the Registrant's report on form 8-K dated March 09, 1998 as Exhibit F
     o)  Employment Agreement, Nancy Gaylord, dated March 13,
1998 attached hereto as Exhibit 1

                         REPORTS ON FORM 8-K

     A report on Form 8-K was filed on January 16, 1998 and reported under
Item 1 that all directors and officers of AOXY resigned on December 18, 1997 and Robert E. Wolfe and Joseph N. Noll were elected as directors and Mr. Wolfe was appointed president in association with the transaction of December 18, 1997 of the Stock Acquisition Agreement, the Purchase Agreement, the Waiver
Agreement and the Trust Agreement (all exhibited thereto).
Under Item 2 that
certain royalty rights and liabilities related to technology AOXY sold to a third party was transferred to a trust for the benefit of the AOXY shareholders of record of date. Further reported under Item 7 was the sale of 23,750,000 shares of
AOXY common stock as of December 18, 1997 that were not registered under the
Securities Act of 1933, as amended, in reliance on the exemption from registration provided by Rule 903 ( c ) (2) of Regulation S. for consideration of $60,000 cash and $177,500 in consulting services.
     A report on Form 8-K was filed on March 12, 1998 and reported under Item 2 the Purchase of Specified
Assets from Integrated Marketing Agency, Inc. The assets purchased consisted primarily of databases, furniture, fixtures, equipment, and computers. The purchase price at closing was $10,000 cash, $550,000 in the form of a Promissory note, and 1,670,000 Preferred Shares.


                 SIGNATURES ___________________

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        (Registrant):  ADVANCED OXYGEN TECHNOLOGIES,
INC.

     Date: December 15, 1997       By (Signature and Title):

                                      /s/ Robert E. Wolfe
                                      -----------------
                                        Robert E. Wolfe
                                        President
Pursuant to the requirements of the Securities Exchange Act of
1934, this report
has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 27, 1998           By (Signature and title):

                                       /s/Joseph Noll

                                   -------------------------
                                       Joseph N. Noll
                                       Director
                            Exhibit 1

                      EMPLOYMENT AGREEMENT

          THIS EMPLOYMENT AGREEMENT, dated March 13,
1998, for purposes
     of identification, is made and entered into by and between ADVANCED OXYGEN
     TECHNOLOGIES, INC., a Delaware Corporation (hereinafter referred to as
     "EMPLOYER"), and NANCY GAYLORD, a natural person, (hereinafter referred to as "EMPLOYEE"), in the county of Los Angeles, State of California.

     1.   DEFINITIONS & INTERPRETATION.

          1.1 In addition to any other terms that may be defined elsewhere in this agreement, the following shall govern the construction and interpretation hereof:

               1.1.1 The "BOARD" means and refers to the Board of Directors of
     Employer.

               1.1.2 "CONTRACT YEAR" means and refers to a span of time which begins on the date first set forth above in any calendar year during the term of the employment hereunder and which ends at midnight on the day immediately preceding the same date in subsequent calendar year.

          1.2 Whenever in this agreement there appears the locative adverbs "herein",
     "hereunder", hereinbelow", "hereinabove", or any substantially similar adverb, the same shall be deemed to refer to this agreement in its entirety and not to any specific article, section, subsection, subpart, paragraph or subparagraph.

     2.   RECITALS.

          2.1 The contractual relationship created by operation of this agreement is premised upon the following facts:

               2.1.1 Employer has purchased certain assets (the
"Purchased Assets")
               used in the business of telemarketing services from Integrated
               Marketing Agency, Inc. pursuant to that certain
Agreement for
               Purchase and Sale of Specified Business Assets dated the date hereof.

               2.1.2 Employer's Board of Directors has determined that Employee has substantial experience as a manager in business related to the
               Purchased Assets, and by virtue of which Employee possesses skills, ability and background in and knowledge of Employer's business and the industry which it is engaged, which are essential to the best interests of Employer.

          2.2 In consideration of the mutual duties created herein and the mutual benefits conferred hereby, the adequacy of which is hereby acknowledged, each of the undersigned voluntarily enters into this agreement.

     3.   TERM OF EMPLOYMENT; EFFECT OF EXPIRATION
OF TERM.

          3.1 Employer hereby employs Employee and Employee hereby accepts the below-specified employment for a period of two (2) contract years.

          3.2 If the employment created hereunder continue after expiration of the second contract year, such employment shall automatically become at-will such that either party may then terminate the employment at any time, with or without cause or reason.

     4.   EMPLOYEE'S DUTIES.

          4.1 Employee shall render services for the general management of the Santa
     Clarita division for Employer in accordance with the policies established by the
     Board, and consistent with Employer's employment policy manual adopted by the
     Board (and as same may be hereafter amended). This agreement, and the said policy manual, shall be construed as one contract, such that the two together shall be deemed to set forth all the terms, conditions and covenants of the agreement existing between Employer and Employee. In the event of any conflict between the provisions of this agreement and said policy manual, the terms of this agreement shall prevail to the extent permitted by law.

          4.2 Employee shall devote substantially all of Employee's professional time, attention and energy to the best of her ability and experience, and shall
loyally      and
     conscientiously perform the duties and obligations either expressly or implicitly required of her under this agreement and attendant to the
position for which
he      is
     employed hereunder, and shall carry out such duties in a manner that is consistent with good and lawful business practices.

          4.3 Nothing in this agreement shall be interpreted to prohibit
or
restrict      off-
     duty activities by Employee or outside employment of Employee; provided, however, that Employee shall not do any of the following:

               4.3.1 Participate in any other business activities during
the term
of      her
               employment hereunder on behalf of any person, firm,
company or
               entity (in any capacity, including but not limited to that of employee, agent, officer, director, consultant or investor), whether for
profit      or
               not-for-profit, which is engaged in any business that is competitive with Employer's business;

               4.3.2 Participate in any other business activities, during or after the term of her employment hereunder which are proscribed by that certain Covenant of Non-Competition to which Employee is a party and which is executed by Employee contemporaneously with this agreement.

          4.4 Unless and until otherwise determined by the Board, Employee shall report directly to the CEO of Employer.


          5.   COMPENSATION OF EMPLOYEE; BONUS.

          5.1 Employer shall compensate Employee for Employee's services hereunder as follows:

               5.1.1 During the first contract year hereunder Employee shall receive compensation (the "YEAR 1 COMPENSATION" herein) for such contract year equivalent to an amount which is equal to Sixty Thousand
Dollars
          ($60,000.00) paid in regular equal payments on a semi-monthly basis (less customary withholdings of taxes and other deductions as required by law).

               5.1.2 Commencing during the second contract year, a base salary at the annual rate of Seventy thousand U.S. Dollars
($70,000.00)(the "BASE
          SALARY" herein), paid in regular equal payments on a semi-monthly basis
          (less customary withholdings of taxes and other deductions as required by law).

               5.1.3 If, during the first contract year the gross revenues of the
          Employer exceed the $4,900,000 (as evidenced in Employer's filing's with the SEC) the Employee will be entitled to a bonus as determined by the
          Compensation Committee of the Board of the Employer.
If, during any
          other contract year the gross revenues of the Employer exceed the previous years revenues (as evidenced in Employer's filing's with the SEC) the
          Employee will be entitled to a bonus as determined by the Compensation
          Committee of the Board of the Employer. Any such Subsequent Bonus shall be payable thirty (30) days following the end of the subject contract
year      (less
          customary withholdings of taxes and other deductions as required by law).

     6.   BENEFITS.

          6.1 During the term of the employment hereunder, Employee shall be entitled to receive the following benefits generally enjoyed by all Employer's employees:

               6.1.1 Fully-paid leaves of absence for such holidays as may be granted from time in accordance with Employer's then-current policies governing such leaves for all employees; and

               6.1.2 Leaves of absence as may be required by applicable law
          (including for purposes of example, but not as a limitation, reasonable time from work to vote in elections, to serve as a juror and to testify in legal proceedings if subpoenaed to do); provided, however, that such leaves will be fully-paid only where required by law and will be limited in duration as required by law; and

               6.1.3 Leaves of absence on account of illness, bereavement or family emergency in such frequency and duration as provided by Employer's then-
          current policies governing such leaves for all employees.

          6.2 In addition to the foregoing benefits (but not as a limitation thereon),
     Employee shall be entitled to be absent from her employment hereunder for a total of twenty (20) business days (totaling four (4) calendar weeks when weekends are included) as and for vacation leaves for each completed contract year
hereunder.
     During such vacation leave, Employee shall be compensated at the rate of her above-
     prescribed base salary, together with all other benefits specified in this
agreement.
     Such vacation leave may be taken consecutively or in separate time segments;
     provided, however, that unless otherwise expressly agreed to by the Employer-
     corporation's president, all accrued vacation leave must be taken within
twelve      (12)
     months following the accrual thereof. A failure by Employee to take vacation leave within the prescribed time shall work as a forfeiture of
Employee's right to
take      such
     time, but not as a forfeiture of Employee's right to be paid base salary
therefor.       For
     purposes of this agreement, the term "business day" is defined as any day
which      is
     not a Saturday, a Sunday, a day customarily granted by
Employer as a holiday
or      a
     day which Employee would have otherwise been entitled to be absent from work under Employer's then-current policies governing such leaves for all employees.

     7.   REIMBURSEMENT OF BUSINESS EXPENSES
INCURRED BY EMPLOYEE.

          7.1 Employer shall reimburse Employee for reasonable out-of-pocket expenses incurred and paid by Employee during the term of the employment hereunder in connection with the conduct of Employer's business and/or the discharge of Employee's duties including, for purposes of example but not as a limitation, travel expenses, food and lodging while away from home subject, however, to the prior approval of Employer.

          7.2 Employer's obligations to reimburse Employee for any expenses specified in their agreement shall not arise unless and until Employee has submitted to
     Employer written vouchers evidencing such expenses in a form as may be prescribed from time to time by the rules of state and federal tax authorities.

     8.   OBLIGATIONS NOT CONDITIONED ON OR
RELATED TO OTHERS.

          8.1 Employer may terminate Employee's employment: (i) by giving
     Employee written notice of such termination at least 30 days in advance, and
(ii)      at
     any time for Cause.

          8.2 Employee's employment hereunder shall terminate
immediately upon her
     death or disability.  For purposes of this Section 8.2, Employee shall be
deemed      to
     be "disabled" if, on account of illness or other incapacity, he has been
unable      to
     perform her duties for 60 consecutive days. The Employer shall continue to pay
     Employee her base salary and other employment benefits hereunder prior to termination by the Board of Directors pursuant to this Section
8.1, even though
     Employee is disabled during the 60-day period preceding such termination.

          8.3 This Agreement may be terminated with the mutual consent of the parties.

          8.4 If Employee's employment hereunder is terminated by
Employer without
     Cause pursuant to the foregoing Section 8.1, Employer shall, within 30 days
after      the
     effective date of such termination make a cash payment equal to Employee's base salary for a period of time equal to the lesser of (x) the remaining contract year
     (assuming no further renewals thereof) and (y) six (6) months.
          8.5 If Employee's employment hereunder is terminated for any reason, then all rights and obligations of the parties hereunder shall terminate automatically thereupon, except (i) as to any right which Employee's estate or dependents may have under "COBRA" or any other federal or state law, (ii) as to any base salary earned by her prior to such termination, or [(iii) to the extent otherwise specifically set forth herein (including under the foregoing Section 8.4).]

          8.6 For purposes of this Agreement:

               "Cause" means, when used in connection with the termination of
          Employee's employment with Employer (or the right to effect such termination):

               (i) Employee's commission of any crime involving moral turpitude or any felony;

               (ii) Employee's commission of an act of fraud or embezzlement upon Employer;

               (iii) Willful misconduct or willful failure by employee to perform her duties to Employer or material breach of this Agreement;

               (iv) Habitual drug, alcohol or other substance abuse by Employee;

               (v) Failure by Employee to disclose material, adverse personal, business or financial information at the time of signing this
                    Agreement which failure can materially and adversely affect the business and affairs of Employer.

          8.7 Upon termination of the employment hereunder for any reason, Employee shall forthwith deliver back to Employer any and all property belonging to Employer of every tape and nature, including but not limited to, keys, documents, manuals, catalogs, correspondence, product samples and documentation of every type and nature.

     9.   CONFIDENTIALITY.

          9.1 Without the specific prior written consent of Employer, Employee shall not, directly or indirectly, at any time after the date hereof, divulge to any
person      or
     entity, or use for her own direct or indirect benefit, any information confidential and/or proprietary to Employer concerning its business, affairs, products, services, assets, liabilities, revenues, condition (financial or otherwise), or prospects, customers or suppliers, including, without limitation, any data or statistical
     information of or with respect to Employer whether created or developed by
     Employer or on its behalf, or with respect to which Employee may have knowledge
     or access, it being the intent of the parties hereto to restrict Employee from disseminating or using any such information of or with respect to Employer which
     is at the time of such use or dissemination unpublished and not readily
available      or
     generally known to the public or in Employer's trade; provided that nothing in this
     Section 9 shall prohibit such disclosure within the scope of Employee's employment or in the best interest of Employer.

     10.  MISCELLANEOUS PROVISIONS.

          10.1 UNCONDITIONAL OBLIGATIONS. The legal relationship, duties and obligations of the parties hereunder are not conditioned upon or related to the performance or satisfaction of any terms, covenants, conditions, obligations or discharge of any duties under any other contract or other obligation or relationship arising or existing between the parties.

          10.2 ATTORNEYS' FEES, ETC.  In the event that any suit
in law or equity, or
     other formal proceeding is instituted by any party to this agreement, to enforce, interpret or recover damages for breach of any provision or part of this agreement, then the party prevailing in such action or other formal proceeding shall be entitled to recover, in addition to the costs of suit incurred by such prevailing
party,      such
     attorneys' fees as the tribunal presiding in such action or other formal proceeding shall deem to have been reasonably incurred by such prevailing party.

          10.3 BINDING AGREEMENT.  All terms, conditions and
covenants to be
     observed and performed by the parties hereto shall be applicable to and
binding      upon
     their respective agents, servants, heirs executor's administrators, affiliates, subsidiaries, associates, executives, successors and assigns.

          10.4 CAPTIONS.  All captions (paragraph headings) set
forth in this agreement
     are inserted only as a no matter of convenience and for
reference, and shall
not      be
     construed to define, limit, interpret, prescribe or describe the scope of
intent      of this
     agreement, or any part hereof, nor affect its meaning, and shall not be
considered      for
     such purposes.

          10.5 COUNTERPARTS. This agreement may be executed in any number of counterparts, each of which shall be deemed an original but all of which, when taken together, shall constitute one and the same document.

          10.6 FAIR INTERPRETATION. The language appearing in other parts of this agreement shall be construed, in all cases, according to its fair meaning and not strictly construed for or against either party hereto.

          10.7 GOVERNING LAW. This agreement shall be interpreted, construed and governed by, in accordance with and consistent with the laws of the State of
     California, which shall in all respects, including statutes of limitations, to any disputes or controversies arising out of or pertaining to this agreement.

          10.8 METHOD OF GIVING NOTICES.  Any notice
required or permitted to be
     given hereunder shall be so given by registered or certified (return receipt) United
     States Postal Service mail, postage pre-paid, unless a notice transmitted in said manner is returned to the sender as unclaimed, refused or
undeliverable, or
unless      the
     party giving notice has a good faith reason to believe that a notice
transmitted      in said
     manner will be so returned, in which case such notice may be given, at the sender's option, by personal service or by first class mail provided that such alternative method is effectuated by a disinterested party who attests thereto by a written declaration under penalty of perjury in a form consistent with the provisions of
     California Code Civil Procedures section1013a authorizing
service by mail.
Any      such
     notice shall be addressed to or delivered to the recipient as follows:

               In the case of:
                                   Addressed to:

               Employer:
                                   ADVANCED
                                   OXYGEN
                                   TECHNOLOGIES
                                   INC.
                    c/o Crossfield Inc.
                    230 Park Avenue - Suite 1000
                    New York, New York  10169
                    Attn:  Robert E. Wolfe, President

               Employee:
                                   NANCY GAYLORD


     In the event that notice is transmitted by U.S. Mail, such notice shall be
deemed      to
     have been received by the addressee and service thereof shall be effective,
five      (5)
     days following deposit thereof with the United States Postal Service, or upon actual receipt, whichever first occurs.  A party may change the
above-specified
address      by
     giving the other party notice of the new address in the manner
above-prescribed      for
     all notices.

           IN WITNESS WHEREOF the parties have subscribed their
names or
     caused an authorized officer to subscribe this agreement,
effective on the
date      first
     written above.

                              ADVANCED OXYGEN
                               TECHNOLOGIES, INC.

                              BY:
     ____________________________________
                                   NAME:   ROBERT E. WOLFE
                                   ITS:         PRESIDENT



     ______________________________________
                                            NANCY GAYLORD