Form 10QSB
period 1998-09-30
ADVANCED OXYGEN TECHNOLOGIES INC
filed 1998-11-17
CIK 352991

U.S. SECURITIES AND EXCHANGE COMMISSION
        WASHINGTON, D.C. 20549

             FORM 10-QSB

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
            15 (D) OF THE
    SECURITIES EXCHANGE ACT OF1934
For the quarterly period ended September 30,
               1998 or

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

            (212)-808-3061
     (Issuer's telephone number)

Check whether the issuer (1) has filed all
    reports required to be filled
by Section 13 or   15(d) of the Exchange Act
during the past 12months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                            No

The number of shares of common stock outstanding as of September 30, 1998 was 29,640,252

Transitional Small Business Disclosure Format
             (check one):

  Yes                        No   X






  ADVANCED OXYGEN TECHNOLOGIES,INC.

                INDEX

PART I- FINANCIAL INFORMATION

Item 1.  Financial Statements

Balance sheet as of September 30, 1998

Statement of Income for the three month period ended September 30, 1998

Statement of cash flows for the three month period ended September 30, 1998

Item 2.  Management's discussion and analysis of
financial condition and results of operations

PART II- OTHER INFORMATION

Item 7.  Exhibits

         Exhibit I Property Lease of October 1, 1998

Item 27.  Financial Data Schedules

SIGNATURE



Item I: FINANCIAL STATEMENTS

PART I

FINANCIAL INFORMATION ADVANCED OXYGEN
TECHNOLOGIES INC.
FOR THE 3 MONTHS ENDING September 30, 1998
(UNAUDITED)

BALANCE SHEET

[/TABLE]

 [S]                               [C]
ASSETS

CASH                          (60,937)
RECEIVABLES                   209,478
INVENTORY                       7,684

TOTAL CURRENT ASSETS          156,228

PROPERTY AND EQUIPMENT      1,085,406
DEPRECIATION                   92,925

TOTAL PROPERTY AND EQUIP      992,479

TOTAL ASSETS                1,148,707


LIABILITIES

CURRENT LIABILITIES           234,034
LONG TERM LIABILITIES         559,817

TOTAL LIABILITIES             793,851

CAPITAL

  BEGINNING BALANCE            16,700
  PREFERRED STOCK              10,050
  COMMON STOCK                296,403
  PAID IN CAPITAL          20,388,631
  RETAINED EARNINGS       (20,444,132)
  NET INCOME                   87,203

TOTAL CAPITAL                 352,793

TOTAL LIABILITIES
 AND CAPITAL                1,148,707

[/TABLE]

INCOME STATEMENT ADVANCED OXYGEN TECHNOLOGIES
INC.
FOR THE 3 MONTHS ENDING September 30, 1998
(UNAUDITED)



REVENUES

CONSULTING                    100,000
CA REGISTRATIONS              215,516
CD SALES                       65,116
DATBASE MANAGEMENT               (249)
COMMISSIONS                    69,099
REIMBURSED SHIPPING             1,661

TOTAL REVENUES                451,144

COST OF SALES                 118,354

GROSS PROFIT                  332,789


EXPENSES

REIMBURSABL EXPENSE               360
ADVERTISING                    (5,875)
ACCOUNTING                      7,500
BANK CHARGES                   12,090
CLOSING COSTS                     774
COMMISSIONS                     1,158
DEPRECIATION EXPENSE            8,489
DUES                              590
EMPLOYEE BENEFITS               1,402
FREIGHT                         2,077
INTEREST EXPENSE                8,072
CLEANING                          750
LEGAL AND PROF                     20
MAINTENANCE                       718
MEALS AND ENT                     (47)
OFFICE EXPENSE                  1,146
PAYROLL TAX                     7,871
POSTAGE                         4,583
REPRODUCTION                   14,455
PROF. SALARIES, NON BILL          790
RENT                            4,762
COMPUTER/EQUIP LEASES          14,398
REPAIRS                           150
TRANSCRIBING                   16,836
SALARIES                       37,079
EMPLOYEE COMMISSIONS            5,190
SUBCONTRACTORS                 21,740
SOFTWARE UPGRADES                 556
SUPPLIES                        3,050
TELEPHONE                      23,149
TRAVEL                          5,505
UTILITIES                       4,319
WAGES                          43,015
OVERTIME                          146
OTHER                             292

TOTAL EXPENSES                245,585

NET INCOME                     87,203



CASH FLOW STATEMENT ADVANCED OXYGEN TECHNOLOGIES
INC.
FOR THE 3 MONTHS ENDING September 30, 1998
(UNAUDITED)


CASH FLOWS FROM OPERATIONS            87,203

OTHER ADJUSTMENTS                    (61,368)

NET CASH FROM OPERATIONS              25,835

CASH USED IN INVESTING                     0

CASH FLOWS FROM FINANCING

NET CASH USED IN FINANCING            (6,952)

NET INCREASE (DECREASE) IN CASH       18,882


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION
AND RESULTS OF OPERATIONS.

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

     The Company used the Assets to generate
revenues through database
management, fax broadcasting, sales of Multi-
Media CD-ROMs containing speeches from the database and commissions on the sales of registrations associated with production of the CD's.

     Pursuant to an employment agreement dated
March 09, 1998 between the Company and John
Teuber, on September 04, 1998 the Company terminated John Teuber for cause without relinquishing any of its rights or remedies.

     Pursuant to a promissory note of March 09,
1998 ("Note"), a purchase agreement of March 09,
1998 ("Purchase Agreement") and security
agreement of March 09, 1998 ("Security
Agreement") between the Company and Integrated
Marketing Agency, Inc. ("IMA"), the Company on
September 04, 1998 exercised its right of "Set
Off" of the Note, as defined therein due to
IMA's breach of  numerous representations,
warranties and covenants contained in the Note
and certain ancillary documents.   The Company
further reserved any and all rights and remedies
available to it under the Note, Purchase
Agreement and Security Agreement.

     The Company entered into a two year
employment agreement ("NAG Agreement" as contained in Exhibit I of the registrants SEC
Form 10-K for the period ending June 30, 1998) with Nancy Gaylord on March 13, 1998. On
September 18, 1998, Nancy Gaylord terminated her employment with the Company. The NAG Agreement had no provision for this termination.

     The Company entered into a lease agreement
("Lease Agreement" Exhibit I contained herein) with America-United Enterprises Inc. on October
01, 1998 and took possession of the 4700 S.F. of premises on November 06,1998 in Santa Clarita for its CA location. Currently, this is the only California location of the Company.

     On September 09, 1998 the Company appeared before the Santa Clarita County small claims court to represent itself in a motion ("Motion") filed by a plaintiff, Alpha Graphics, against John Teuber for a judgement on July 06, 1998 from a case filed May 29,1998, to be amended to the Company. The Motion was denied and the judgement was not amended to reflect the Company as a defendant.

PART II- OTHER INFORMATION

Item 7.  Exhibits

         Exhibit I:  Property Lease of October 1, 1998

Item 27.  Financial Data Source
        (B) Article 5

                              SIGNATURE

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Date: November 12, 1998     /s/ Robert E. Wolfe
                           Robert E.Wolfe,
                           Chairman of the Board
                           Chief Executive Officer
                           Principal Financial Officer

EXHIBIT I

STANDARD INDUSTRIALICOMMERCIAL MULTI-TENANT
LEASE-MODIFIED NET
AMERICAN INDUSTRIAL REAL ESTATE ASSOCIATION


1.   BASIC PROVISIONS ("Basic Provisions")
1.1  Parties:  This lease ("Lease"), dated for
reference purposes only, September 23, 1998 is
made by and between America-United Enterprises,
Inc. a California Corporation ("Lessor"),  and
Advanced Oxygen Technologies, Inc. - a Delaware
Corporation ("Lessee"), (collectively the
"Parties", or individually a "Party").
1.2(a) Premises: That certain portion Of the
Building including all Improvements therein or
to be provided by Lessor under the terms of this
Lease, commonly known by the street address of
26883 Ruether Avenue                located in
the City of  Santa Clarita. County of Los
Angeles,   State of California with zip code
91351, as outlined on Exhibit A attached hereto
("Premises"). The "Building" is that certain
building containing the Premises and generally
described as (describe briefly the nature of the
building): a multi-tenant building of
approximately. 7,000 sq. ft. which is part  of
an approximately 30,000 SF'. ft. multi-tenant
Industrial Center. The Premises**
In addition to Lessees rights to use and occupy
the Premises as hereinafter specified, Lessee
shall have non-exclusive rights to the Common
Areas (as defined in Paragraph 2.7 below) as
hereinafter specified, but shall not have any
rights to the roof, exterior walls or utility
raceways of the Building or to any other
buildings in the Industrial Center. The
Premises, the Building, the Common Areas, the
land upon which they are located, along with all
other buildings and improvements thereon, are
herein collectively referred to as the
"Industrial Center." (Also see Paragraph 2.)
1.2(b) Parking: fourteen (14) unreserved vehicle
parking spaces ("Unreserved parking Spaces); and
- 0 -reserved vehicle parking spaces ("Reserved
Parking Spaces). (Also see Paragraph 2.6.)
     1.3  Term: 5 years and 0 months
("Original Term") commencing October 1, 1998
("Commencement Date") and ending September 30,
2003 ("Expiration Date"). (Also see Paragraph
3.)
     1.4   Early Possession: See paragraph 50
(Early Possession Date"). (Also see Paragraphs
3.2 and 3.3.)
     1.5  Base rent: $4, 037.50 per month
("Base rent"), payable on the  first day of each
month commencing
September 1, 1998 (Also see Paragraph 4.)
             [x]   If this box is checked, this
Lease provides for the Base Rent to be adjusted
per Addendum, attached hereto.  ***$4, 037.50
     1.6(a) Base Rent Paid Upon execution: $***
as Base Rent for the period 10-1-98 through 10-
31-98.
     1.6fb) Lessees Share of Common Area
operating Expenses: 15.8%     percent (      %)
("Lessee's Share") as determined by [x]  prorata
square footage of the Premises as compared to
the total square footage of the Building or    [
] other criteria as described In Addendum ____.
**** 1.7  Security Deposit: $4,037.50
("Security Deposit"). (Also see Paragraph 5.)
1.8  Permitted Use:_telesales, marketing,
manufacturing/production, fulfillment, general
office and related business uses
_________________________________________
('permitted Use') (Also see Paragraph 6.)
1.9  Insuring Party. Lessor is the "lnsuring
Party." (Also see Paragraph 8.)
1.l0(a) Real Estate Brokers. The following real
estate broker (s) (collectively, the "Brokers")
and brokerage relationships exist in this
transaction and are consented to by the Parties
(check applicable boxes):
[x] Crissman Commercial  Services, Inc presents
Lessor exclusively ("Lessor's Broker");
[x]  Lessee represented itself   represents
Lessee exclusively ("Lessee's Broker"): or
[ ]   __________________ represents both Lessor
end Lessee ("Dual Agency"). (Also see Paragraph
15.)
1.10(b) Payment to Brokers. Upon the execution
of this lease by both Parties, Lessor shall pay
to said Broker(s) jointly, or in such separate
shares as they may mutually designate in
writing, a fee as set forth in a separate
written agreement between Lessor and said
Broker(s) (or in the event there is no separate
written agreement between Lessor and said
Broker(s), the sum of $____) for brokerage
services rendered by said Broker(s) in
connection with this transaction.
1.11 (Guarantor. The obligations of the Lessee
under this Lease are to be guaranteed by
xxxxxxxxxxxxxxxxxxxxxx.
("Guarantor"). (Also see Paragraph 37.)
1.12 Addenda and Exhibits. Attached hereto is an
Addendum or Addenda consisting of Paragraphs  49
through 50,   and Exhibits A through xxx, all of
which constitute a part of this Lease.
2.   Premises, Parking and Common Areas. (See
addendum, paragraph 51)
2.1 Letting. Lessor hereby leases to Lessee, and
Lessee hereby leases from Lessor, the Premises,
for the term, at the rental, and upon all of the
terms, covenants and conditions set forth in
this Lease. Unless otherwise provided herein,
any statement of square footage set forth in
this lease, or that may have been used in
calculating rental and/or Common Area Operating
Expenses, is an approximation which Lessor and
Lessee agree is reasonable and the rental and
Lessees Share (as defined in Paragraph 1.6(b))
based thereon is not subject to revision whether
or not the actual square footage is more or
less.
2.2  Condition. Lessor shall deliver the
Premises to Lessee clean and free of debris on
the Commencement Date and warrants to Lessee
that the existing plumbing, electrical systems,
fire sprinkler system, lighting, air
conditioning and healing systems and loading
doors,  if any, in the Premises, other than
those constructed by Lessee, shall be in good
operating condition on the Commencement Date. If
a non-compliance with said warranty exists as of
the Commencement Date, Lessor shall, except as
otherwise provided in this Lease, promptly after
receipt of written notice from Lessee setting
forth with specificity the nature and extent of
such non-compliance,  rectify same at Lessor's
expense. If Lessee does not give Lessor written
notice of a non-compliance with this warranty
within thirty (30) days after the Commencement
Date, correction of that non-compliance shall be
the obligation of Lessee at Lessees sole cost
and expense
2.3  Compliance with Covenants Restrictions and
Building Code. Lessor warrants that any
improvements (other than those constructed by
Lessee or at Lessee's direction) on or in the
Premises which have been constructed or
installed by Lessor or with Lessor's consent or
at Lessor's direction shall comply with all
applicable covenants or restrictions of record
and applicable building codes,  regulations and
ordinances in effect on the Commencement Date.
Lessor further warrants to Lessee that Lessor
has no knowledge of any claim having been made
by any governmental agency that a violation or
violations of applicable building codes,
regulations,  or ordinances exist with regard to
the Premises as of the Commencement Date. Said
warranties shall not apply to any Alterations or
Utility Installations (defined in Paragraph
7.3(a)) made or to be made by Lessee. If the
Premises do not comply with said warranties,
Lessor shall, except as otherwise provided in
this lease, promptly after receipt of written
notice from Lessee given within six (6) months
following the Commencement Date and setting
forth with specificity the nature and extent of
such non-compliance, take such action, at
Lessor's expense,  as may be reasonable or
appropriate to rectify the non-compliance.
Lessor makes no warranty that the Permitted Use
in Paragraph 1.8 is permitted for the Premises
under Applicable laws (as defined in Paragraph
2.4)
2.4 Acceptance of Premises. Lessee hereby
acknowledges: (a) that it has been advised by
the Broker(s) to satisfy itself with respect to
the condition of the Premises (including but not
limited to the electrical and fire sprinkler
systems, security, environmental aspects,
seismic and earthquake requirements, and
compliance with the Americans with Disabilities
Act and applicable zoning, municipal, county,
state and federal laws, ordinances and
regulations and any covenants or restrictions of
record (collectively, "Applicable Laws") and the
present and future suitability of the Premises
for Lessees intended use; b) that Lessee has
made such investigation as it deems necessary
with reference to such matters, is satisfied
with reference thereto,  and assumes all
responsibility therefore as the same relate to
Lessee's occupancy of the Premises and/or the
terms of this Lease; and (c) that neither
Lessor, nor any of Lessor's agents,  has made
any oral or written representations or
warranties with respect to said matters other
than as set forth in this Lease.
2 5   Lessee as Prior Owner/Occupant. The
warranties made by Lessor in this Paragraph 2
shall be of no force or elect if immediately
prior to the date set forth in Paragraph 1.1
Lessee was the owner or occupant of the
Premises. In such event, Lessee shall,  at
Lessee's sole cost and expense, correct any non-
compliance of the Premises with said warranties.

***are approximately 4,750 sq. ft. of the Building.
****See also Addendum, paragraph 50.

2.6  Vehicle Parking. Lessee shall be entitled
to use the number of Unreserved Parking Spaces
specified in Paragraph 1.2)b) on those portions
of the Common Areas designated from time to time
by Lessor for parking. Lessee shall not use more
parking spaces than said number. Said parking
spaces shall be used for parking by vehicles no
larger than full-size passenger automobiles or
pick-up trucks, herein called Permitted Size
Vehicles." Vehicles other than Permitted Size
Vehicles shall be parked and loaded or unloaded
as directed by Lessor in the Rules and
Regulations (as defined in Paragraph 40) Issued
by Lessor (Also see Paragraph 2.9.)
(a)  Lessee shall not permit or allow any
vehicles that belong to or are controlled by
Lessee or Lessee's employees,  suppliers,
shippers, customers, contractors or invitees to
be loaded, unloaded, or parked in areas other
than those designated by Lessor for such
activities
(b) If Lessee permits or allows any of the
prohibited activities described in this
Paragraph 2.6, then Lessor shall have the right,
without notice, in addition to such other rights
and remedies that it may have, to remove or tow
away the vehicle involved and charge the cost to
Lessee which cost shall be immediately payable
upon demand by Lessor.
(c) Lessor start at the Commencement Date of
this Lease, provide the parking facilities
required by Applicable law.
2 7   Common Area - Definition. The term "Common
Area" is defined as all areas and facilities
outside the Premises and within the exterior
boundary line of the Industrial Center and
interior utility raceways within the Premises
that are provided and designated by the Lessor
from time to time for the general non-exclusive
use of Lessor, Lessee and other lessees of the
Industrial Center and their respective
employees. suppliers, shippers,  customers,
contractors and invitees, including parking
areas, loading and unloading areas, trash areas,
roadways, sidewalks, walkways, parkways,
driveways and landscaped areas
2.8 Common Areas - Lessee's Rights. Lessor
hereby grants to Lessee, for the benefit of
Lessee and its employees, suppliers, shippers,
contractors, customers and invitees, during the
term of this lease, the non-exclusive right to
use, in common with others entitled to such use,
the Common Areas as they exist from time to
tune, subject to any rights, powers, and
privileges reserved by Lessor under the terms
hereof or under the terms of any rules and
regulations or restrictions governing the use of
the Industrial Center.  Under no circumstances
shall the right herein granted to use the Common
Areas be deemed to include the right to store
any property, temporarily or permanently, in the
Common Areas. Any such storage shall be
permitted only by the prior written consent of
Lessor or Lessor's designated agent, which
consent may be revoked at any time. In the event
that any unauthorized storage shall occur  then
Lessor shall have the right, without notice, in
addition to such other rights and remedies that
it may have, to remove the property and charge
the cost to Lessee, which cost shall be
immediately payable upon demand by Lessor.
2.9   Common Areas - Rules and Regulations.
Lessor or such other person(s) as Lessor may
appoint shall have the exclusive control and
management of the Common Areas and shall have
the right, from time to time, to establish,
modify, amend and enforce reasonable Rules and
Regulations with respect thereto in accordance
with Paragraph 40. Lessee agrees to abide by and
conform to all such Rules and Regulations, and
to cause its employees, suppliers, shippers,
customers, contractors and invitees to so abide
and conform. Lessor shall not be responsible to
Lessee for the non-compliance with said rules
and regulations by other Lessees of the
Industrial Center.
2.10 Common Areas - Changes. Lessor shall have
the right, In Lessor's sole discretion, from
time to time:
(a) To make changes to the Common Areas,
including, without limitation, changes in the
location, size, shape and number of driveways,
entrances, parking spaces,  parking areas,
loading and unloading areas, ingress, egress,
direction of traffic, landscaped areas, walkways
and utility raceways;
(b) To close temporarily any of the Common Areas
for maintenance purposes so long as reasonable
access to the Premises remains available;
(c) To designate other land outside the
boundaries of the Industrial Center to be a part
of the Common Areas.
(d) To add additional buildings and Improvements
to the Common Areas:
(e) To use the Common Areas while engaged in
making additional improvements,  repairs or
alterations to the Industrial Center, or any
portion thereof; and
(f) To do and perform such other acts and make
such other changes in, to or with respect to the
Common Areas and Industrial Center as Lessor
may, in the exercise of sound business judgment,
deem to be appropriate.
3.   Term. (See addendum, paragraph 50)
3 1   Term. The Commencement Date, Expiration
Date and Original Term of the Lease are as
specified in Paragraph 1.3.
3 2   Early Possession. If an Early Possession
Date is specified in Paragraph 1.4 and if Lessee
totally or partially occupies the Premises after
the Early Possession Date but prior to the
Commencement Date, the obligation to pay Base
Rent shall be abated for the period of such
early occupancy. All other terms of this lease,
however,  including but riot limited to the
obligations to pay Lessee's Share of Common Area
Operating Expenses and to carry the insurance
required by Paragraph 8 shall be in effect
during such period. Any such early possession
shall not affect nor advance the Expiration Date
of the Original term
3.3 Delay in Possession. If for any reason
Lessor cannot deliver possession of the Premises
to Lessee by the Early Possession Date,
specified in Paragraph 1.4 ,  or if no Early
Possession Date is specified, by the
Commencement Date, Lessor shall not be subject
to any Liability therefor, nor shall such
failure affect the validity of this lease,  or
the obligations of Lessee hereunder, or extend
the term hereof, but in such case, Lessee shall
not, except as otherwise provided herein,  be
obligated to pay rent or perform any other
obligation of Lessee under the terms of this
lease until Lessor delivers possession of the
Premises to Lessee. If possession of the
Premises is not delivered to Lessee within sixty
(60) days after the Commencement Date, Lessee
may,  at its option,  by notice in writing to
Lessor within ten (10) days after the end of
said sixty (60) day period, cancel this Lease,
in which event the parties shall be discharged
from all obligations hereunder; provided
further, however, that if such written notice of
Lessee is not received by Lessor within said ten
(10) day period. Lessees right to cancel this
lease hereunder shall terminate and be of no
further force or effect. Except as may be
otherwise provided, and regardless of when the
Original term actually commences, if possession
is not tendered to Lessee when required by this
lease and Lessee does not terminate this lease,
as aforesaid, the period free of the obligation
to pay Base Rent, if any, that Lessee would
otherwise have enjoyed shall run from the date
of delivery of possession and continue for a
period equal to the period during which the
Lessee would have otherwise enjoyed under the
terms hereof, but minus any days of delay caused
by the acts, changes or omissions of Lessee.

4.   Rent.
4.1   Base Rent. Lessee shall pay Base Rent and
other rent or charges, as the same may be
adjusted from time to time, to Lessor in lawful
money of the United States, without offset or
deduction, on or before the day on which it is
due under the terms of this lease Base Rent and
all other rent and charges for any period during
the term hereof which is for less than one full
month shall, be prorated based upon the actual
number of days of the month involved, Payment of
Base Rent and other charges shall be made to
Lessor at its address stated herein or to such
other persons or at such other addresses as
Lessor may from time to time designate in
writing to Lessee.
4 2   Common Area Operating Expenses. Lessee
shall pay to Lessor during the term hereof, in
addition to the Base Rent, Lessee's Share (as
specified In Paragraph 1.6(b) of all Common Area
Operating Expenses, as hereinafter defined,
during each calendar year of the term of this
Lease, In accordance with the following
provisions: (See also Addendum, paragraph 58).
(a) "Common Area Operating Expenses" are
defined, for purposes of this lease, as all
costs incurred by Lessor relating to the
ownership and operation of the Industrial
Center, Including, but not limited to, the
following:
(i)  The operation, repair and maintenance, in
neat, clean, good order and condition, of the
following:
(aa)  The Common Areas, including parking areas,
loading and unloading areas, trash areas,
roadways. Sidewalks, walkways, park-ways,
driveways, landscaped areas, striping, bumpers,
irrigation systems, Common Area lighting
facilities, fences and gates, elevators and
roof.
(bb)  Exterior signs and any tenant directories.
     (cc)   Fire detection and sprinkler
systems.
(ii) The cost of water, gas, electricity and
telephone to service the Common Areas.
(iii)   Trash disposal, property management and
security services and the costs of any e
     environmental Inspections.
(iv)   Reserves set aside for maintenance and
repair of Common Areas.
(v) Real Property Taxes (as defined In Paragraph
10.2) to be paid by Lessor for the Building and
the Common Areas under Paragraph 10 hereof.
(vi) The cost of the premiums for the Insurance
policies maintained by Lessor under Paragraph 8
hereof.
(vii)   Any deductible portion of an Insured
loss concerning the Building or the Common
Areas.
(viii)  Any other  services to be provided by
Lessor that are stated elsewhere in this lease
to be a Common Area Operating Expense

(b)  Any Common Area Operating Expenses and Real
Property Taxes that are specifically
attributable to the Building or to any other building in the Industrial Center or to the operation, repair and maintenance thereof, shall be allocated enthely to the Building or to such other building. However, any Common Area
Operating Expenses and Real Property Taxes that are not specifically attributable to the Building or to any other building or to the operation, repair and maintenance thereof, shall be equitably allocated by Lessor to all buildings in the Industrial Center.
(c)  The inclusion of the improvements,
facilities and services set forth in
Subparagraph 4 2(a) shall not be deemed to impose an obligation upon Lessor to either have said improvements or facilities or to provide those services unless the Industrial Center already has the same, Lessor already provides the services, or Lesser has agreed elsewhere in this lease to provide the same or some of them.
(d)   Lessee's Share of Common Area Operating
Expenses shall be payable by Lessee within ten
(10) days after a reasonably detailed statement of actual expenses is presented to Lessee by Lessor At Lessor's option, however, an amount may be estimated by Lessor from time to time of Lessee's share of annual Common Area Operating
Expenses and the same shall be payable monthly or quarterly, as Lessor shall designate, during each 12 month period of the Lease term, on the same day as the Base Rent is due hereunder
Lesser shall deliver to Lessee within sixty (60) days after the expiration of each calendar year a reasonably detailed statement showing Lessee's
Share of the actual Common Area Operating
Expenses incurred during the preceding year. If
Lessee's payments under this Paragraph 4 2(d) during said preceding year exceed Lessee's Share as indicated on said statement, Lessor shall be credited the amount of such overpayment against Lessees Share of Common Area Operating Expenses next becoming due. If Lessees payments under this Paragraph 4.2(d) during said preceding year were less than Lessees Share as indicated on said statement, Lessee shall pay to Lessor the amount of the deficiency within ten (10) days after delivery by Lessor to Lessee of said statement.
5. Security Deposit. Lessee shall deposit with
Lessor upon Lessees execution hereof the Security Deposit set forth in Paragraph 1 .7 as security for Lessee's performance of Lessees obligations under this lease. If Lessee fails to pay Base Rent or other rent or charges due hereunder, or otherwise defaults under this lease (as defined in Paragraph 13.1, Lessor may use, apply or retain all or any portion of said
Security Deposit for the payment of any amount due Lessor or to reimburse or compensate Lessor for any Liability, cost, expense, loss or damage
(including attorneys' fees) which Lessor may suffer or incur by reason thereof. If Lessor uses or applies all or any portion of said
Security Deposit, Lessee shall within ten (1(1) days after written request therefore deposit monies with Lessor sufficient to restore said
Security Deposit to its full amount required by the lease. Any time the Base Rent increases during the term of this Lease, Lessee shall upon written request from Lessor, deposit additional monies with Lessor as an addition to its Security Deposit so that the total amount of the Security Deposit shall at all times bear the same proportion to the then current Base Rent as the initial Security Deposit bears to the initial Base Rent set forth in Paragraph 1.5.
Lessor shall not be required to keep all or any part of the Security Deposit separate from its general accounts. Lessor shall, at the expiration or earlier termination of the term hereof and after Lessee has vacated the Premises, return to Lessee (or, at Lessor's option, to the last assignee, if any, of Lessees interest herein), that portion of the Security
Deposit not used or applied by Lessor. Unless otherwise expressly agreed in writing by Lessor, no part of the Security Deposit shall be considered to be held in trust, to bear Interest or other increment for its use, or to be prepayment for any monies to be paid by Lessee under this lease.

6.   Use.
6.1  Permitted Use.
(a) Lessee shall use and occupy the Premises only for the Permitted Use set forth in Paragraph 1.8, or any other legal use which is reasonably comparable thereto, and for no other purpose. Lessee shall not use or permit the use of the Premises in a manner that Is unlawful, creates waste or a nuisance, or that disturbs owners and or occupants of, or causes damage to the Premises or neighboring premises or properties.

(b) Lessor hereby agrees to not unreasonably withhold or delay its consent to any written request by Lessee, Lessee's assignees and subtenants, and by prospective assignees and subtenants of Lessee, its assignees and subtenants, for a modification of said Permitted
Use, so long as the same will not impair the structural integrity of the improvements on the Premises, or in the Building, or in the mechanical or electrical systems therein, does not conflict with uses by other Lessees, is not significantly more burdensome to the Premises or the Building and the improvements thereon, and is otherwise permissible pursuant to this Paragraph 6. If Lessor elects to withhold such consent, Lessor shall within five (5) business days after such request give a written notification of same, which notice shall include an explanation of Lessor's reasonable objections to the change in use.
6.2  Hazardous Substances.
(a)   Reportable Uses Require Consent. The term
"Hazardous Substance" as used in this Lease shall mean any product, substance, chemical, material or waste whose presence, nature, quantity and/or intensity of existence, use, manufacture, disposal. Transportation, spill, release or effect, either by itself or in combination with other materials expected to be on the Premises, is either: (i) potentially injurious to the public health, safety or welfare, the environment, or the Premises; (ii) regulated or monitored by any governmental authority or (iii) a basis for potential
Liability of Lessor to any governmental agency or third party under any applicable statute or common law theory. Hazardous Substances shall Include, but not be limited to, hydrocarbons.
petroleum, gasoline, crude oil or any products or by-products thereof. Lessee shall not engage in any activity in or about the Premises which constitutes a Reportable Use (as hereinafter delined) of hazardous Substances without the express prior written consent of Lessor and compliance in a timely manner (at Lessee's sole cost and expense) with all Applicable requirements (as defined in Paragraph 6.3).
"Reportable Use" shall mean (i) the installation or use of any above or below ground storage tank, (ii) the generation, possession, storage, use, transportation, or disposal of a hazardous
Substance that requires a permit from, or with respect to which a report, notice, registration or business plan is required to be filed with, any governmental authority, and (iii) the presence in, on or about the Premises of a hazardous substance with respect to which any Applicable laws require that a notice be given to persons entering or occupying the Premises or neighboring properties. Notwithstanding the foregoing, Lessee may, without Lessor's prior consent, but upon notice to Lessor and in compliance with all Applicable Requirements, use any ordinary and customary materials reasonably required to be used by Lessee in the normal course of the Permitted Use, so long as such use is not a reportable use and does not expose the Premises or neighboring properties to any meaningful risk of contamination or damage or expose Lessor to any Liability thereof. In addition, Lessor may (but without any obligation to do so) condition its consent to any Reportable Use of any Hazardous Substance by
Lessee upon Lessee's giving Lessor such
additional assurances as Lessor, in its
reasonable discretion, deems necessary to protect itself, the public, the Premises and the environment against damage, contamination or injury and/or Liability therefor, including but not limited to the installation (and. at Lessor's option. removal on or before Lease expiration or earlier termination of reasonably necessary protective modifications to the
Premises (such as concrete encasements) and/or the deposit of an additional Security Deposit under Paragraph 5 hereof.
(b) Duty to Inform Lessor. If Lessee knows, or has reasonable cause to believe, that a hazardous Substance has come to be located in, on, under or about the Premises or the Building, other than as previously consented to by Lessor, Lessee shall immediately give Lessor written notice thereof, together with a copy of any statement. Report, notice, registration, application, permit, business plan, license, claim, action, or proceeding given to or received from, any governmental authority or private party concerning the presence, spill, release, discharge of, or exposure to, such hazardous Substance including but not limited to all such documents as may be involved in any reportable use involving the Premises. Lessee shall not cause or permit any hazardous
Substance to be spilled or released in, on, under or about the Premises (including, without limitation, through the plumbing or sanitary sewer system).
(c) Indemnification. Lessee shall Indemnify, protect, defend and hold Lessor, its agents, employees, lenders and ground Lessor, if any, and the Premises, harmless from and against any and all damages, liabilities, judgments, costs, claims, liens, expenses, penalties, loss of permits and attorneys' and consultants' fees arising out of or involving any Hazardous
Substance brought onto the Premises by or for Lessee or by anyone under Lessee's control
Lessee's obligations under this Paragraph 6 2(c) shall include, but not be limited to, the effects of any contamination or injury to person, properly or the environment created or suffered by Lessee, and the cost of investigation (Including consultants' and attorneys' fees and testing), removal, remediation, restoration, and/or abatement thereof, or of any contamination therein involved, and shall survive the expiration or earlier termination of this lease. No termination, cancellation or release agreement entered into by Lessor and Lessee shall release
Lessee from its obligations under this lease with respect to Hazardous Substances, unless specifically so agreed by Lessor in writing at the time of such agreement.

6.3  Lessee's Compliance with Requirements.
Lessee shall, at Lessee's sole cost and expense, fully, diligently and in a timely manner, comply with all "Applicable Requirements," which term is used in this lease to mean all laws, rules, regulations, ordinances, directives, covenants, easements and restrictions of record, permits, the requirements of any applicable fire
Insurance underwriter or rating bureau, and the recommendations of Lessor's engineers and/or consultants, relating in any manner to the Premises (including but not limited to matters pertaining to (i) industrial hygiene (ii) environmental conditions on, in, under or about the Premises, including soil and groundwater conditions, and (iii) the use, generation, manufacture, production, installation, maintenance, removal, transportation, storage, spill, or release of any hazardous Substance, now in effect or which may hereafter come into effect. Lessee shall, within five (5) days after receipt of Lessor's written request, provide
Lessor with copies of all documents and
information, including but not limited to permits, registrations, manifests, applications, reports and certificates, evidencing Lessee's compliance with any
Applicable requirements specified by Lessor, and shall immediately upon receipt, notify Lessor in writing (with copies of any documents involved) of any threatened or actual claim, notice, citation, warning, complaint or report pertaining to or involving failure by Lessee or the Premises to comply with any Applicable requirements.

6 4   Inspection; Compliance with Law. Lessor,
Lessor's agents, employees, contractors and
designated representatives. and the holders of
any mortgages, deeds of trust or ground leases
on the Premises ("Lenders") shall have the right
to enter the Premises at any time in the case of
an emergency,  and otherwise at reasonable
times, for the purpose of inspecting the
condition of the Premises and for verifying
compliance by Lessee with this lease and all
Applicable requirements (as defined in Paragraph
6.3),  and Lessor shall be entitled to employ
experts and/or consultants in connection
therewith to advise Lessor with respect to
Lessee's activities,  including but not limited
to Lessee's installation, operation, use,
monitoring, maintenance, or removal of any
hazardous Substances on or from the Premises.
The costs and expenses of any such inspections
shall be paid by the party requesting same,
unless a Default or Breach of this lease by
Lessee or a violation of Applicable requirements
or a contamination, caused or materially
contributed to by Lessee,  is found to exist or
to be imminent, or unless the inspection is
requested or ordered by a governmental authority
as the result of any such existing or imminent
violation or contamination. In such case, Lessee
shall upon request reimburse Lessor or Lessor's
lender, as the case may be, for the costs and
expenses of such inspections.

7.  Maintenance, Repairs, Utility Installations,
Trade Fixtures and Alterations.
7.1  Lessee's Obligations.
(a)  Subject to the provisions of Paragraphs
2.2 (Condition), 2.3 (Compliance with Covenants,
Restrictions and Building Code). 7.2 (Lessor's
Obligations), 9 (Damage or Destruction), and 14
(Condemnation), Lessee shall, at Lessee's sole cost and expense and at all times keep the Premises and every part thereof in good order, condition and repair (whether or not such portion of the Premises requiring repair, or the means of repairing the same, are reasonably or readily accessible to Lessee, and whether or not the need for such repairs occurs as a result of Lessee's use, any prior use, the elements or the age of such portion of the Premises), including, without limiting the generality of the foregoing, all equipment or facilities specifically serving the Premises, such as plumbing, heatingm air conditioning, ventilating, electrical, lighting facilities, boilers, fired or unfired pressure vessels, fire hose connections if within the Premises, fixtures, interior walls, interior surfaces of exterior walls, ceilings, floors, windows, doors, plate glass, and skylights, but excluding any items which are the responsibility of Lessor pursuant to Paragraph 7.2 below. Lessee, in keeping the Premises in good order, condition and repair, shall exercise and perform good maintenance practices. Lessee's obligations shall include restorations, replacements or renewals when necessary to keep the Premises and all improvements thereon or a part thereof in good order, condition and state of repair.
(b)  Lessee shall, at Lessee's sole cost and
expense, procure and maintain a contract, with copies to Lessor, in customary form and substance for and with a contractor specializing and experienced in the inspection, maintenance and service of the heating, air conditioning and ventilation system for the Premises. However, Lessor reserves the right, upon notice to Lessee, to procure and maintain the contract for the heating, air conditioning and ventilating systems, and if Lessor so elects, Lessee shall reimburse Lessor, upon demand, for the cost thereof.
(c)  If Lessee fails to perform Lessee's
obligations under this Paragraph 7.1, Lessor may enter upon the Premises after ten (10) days prior written notice to Lessee (except in the case of an emergency, in which case no notice shall be required), perform such obligations on Lessee's behalf, and put the Premises in good order, condition and repair, in accordance with Paragraph 13.2 below.
7.2   Lessor's Obligations. Subject to the
provisions of Paragraphs 2.2 (Condition). 2.3
(Compliance with Covenants, Restrictions and
Building Code). 4 2 (Common Area Operating
Expenses), 6 (Use), 7.1 (Lessee's Obligations),
8 (Damage or Destruction) and 14 (Condemnation),
Lessor, subject to reimbursement pursuant to Paragraph 4.2, shall keep in good order, condition and repair the foundations, exterior walls, structural condition of interior bearing walls, exterior roof, fire sprinkler and/or standpipe and hose (if located in the Common
Areas) or other automatic fire extinguishing system including fire alarm and/or smoke detection Systems and equipment, fire hydrants, parking lots, walkways, parkways, driveways, landscaping, fences, signs and utility systems serving the Common Areas and all parts thereof, as well as providing the services for which there is a Common Area Operating Expense pursuant to Paragraph 4.2 Lessor shall not be obligated to paint the exterior or interior surfaces of exterior walls nor shall Lessor be obligated to maintain, repair or replace windows, doors or plate glass of the Premises.
Lessee expressly waives the benefit of any statute now or hereafter in effect which would otherwise afford Lessee the right to make repairs at Lessor's expense or to terminate this Lease because of Lessor's failure to keep the Building, industrial Center or Common Areas in good order, condition and repair.
7.3  Utility Installations, Trade Fixtures,
Alterations.
Definitions; Consent Required. The term "Utility
Installation" is used in this lease to refer to all air lines, power panels, electrical distribution, security, fire protection systems, communications systems, lighting fixtures, heating, ventilating and air conditioning equipment, plumbing and fencing in on or about the Premises. The term "Trade Fixtures" shall mean Lessee's machinery and equipment which can be removed without doing material damage to the Premises. The term "Alterations" shall mean any modifications of the improvements on the Premises which are provided by Lessor under the terms of this Lease other than Utility
Installations or Trade Fixtures. "Lessee-Owned
Alterations and/or Utility Installations" are defined as Alterations and or Utility
Installations made by Lessee that are not yet owned by Lessor pursuant to Paragraph 7.4(a)
Lessee shall not make nor cause to be made any Alterations or Utility Installations in, on, under or about the premises without Lessor's prior written consent. Lessee may, however, make non structural Utility Installations to the interior of the Premises (excluding the roof) without Lessor's consent but upon notice to Lessor, so long as they are not visible from the outside of the Premises, do not involve puncturing, relocating or removing the roof or any existing walls, or changing or interfering with the fire sprinkler or the fire detection systems and the cumulative cost thereof during the term of this Lease as extended does not exceed $2,500.00.
(b)   Consent. Any Alterations or Utility
Installations that Lessee shall desire to make and which require the consent of the Lessor shall be presented to Lessor in written form with detailed plans. All consents given by Lessor, whether by virtue of Paragraph 7.3 (a) or by subsequent specific consent, shall be deemed conditioned upon (i) Lessee's acquiring all applicable permits required by governmental authorities; (ii) the compliance by Lessee with all conditions of said permits in a prompt and expeditious manner. Any Alterations or Utility
Installations by Lessee during the term of this Lease shall be done in a good and workmanlike manner, with good and sufficient materials, and be in compliance with all Applicable
Requirements. Lessee shall promptly upon completion thereof furnish Lessor with as-built plans and specifications therefor. Lessor may, (but without obligation to do so) condition its consent to any requested Alteration or Utility
Installation that costs $2,500.00 or more upon Lessee's providing Lessor with a lien and completion bond in an amount equal to one and one half times the estimated cost of such Alteration or Utility Installation.
(c) Lien Protection. Lessee shall pay when due all claims for labor or materials furnished to alleged to have been furnished to or for Lessee at or for use on the Premises, which claims are or may be secured by any mechanic's or materialman's lien against the Premises or any interest therein Lessor shall give lesser not less than ten (10) days notice prior to the commencement of any work in, on, or about the Premises, and Lessor shall have the right to post notices of non responsibility in or on the Premises as provided by law. If Lessee shall, in good faith, contest the validity of any such lien, claim or demand, then Lessee shall, at its sole expense, defend and protect itself, Lessor and the Premises against the same and shall pay and satisfy any such adverse judgement that may be rendered thereon before the enforcement thereof against the Lessor or the Premises. If
Lessor shall require, Lessee shall furnish to Lessor a surety bond satisfactory to Lessor in an amount equal to one and one-hall times the amount of such contested lien, claim or demand, indemnifying Lessor against Liability for the same, as required by law for the holding of the Premises free from the effect of such lien or claim. In addition, Lessor may require Lessee to pay Lessor's attorneys' fees and costs in participating in such action if Lessor shall decide it is to its best interest to do so

7.4   Ownership, Removal, Surrender, and
Restoration.
(a)   Ownership. Subject to Lessor's right to
require their removal and to cause Lessee to become the owner thereof as provided in this Paragraph 7.4, all Alterations and Utility
Installations made to the Premises by Lessee shall be the property of and owned by Lessee, but considered to be part of the Premises Lessor may, at any time and at its option, elect in writing to Lessee to be the owner of all or any specified part of the Lessee Owned Alterations and Utility Installations. Unless otherwise instructed per Subparagraph 7.4(b) hereof, all Lessee-Owned Alterations and Utility
Installations shall at the expiration or earlier termination of this Lease, become the property of Lessor and remain upon the Premises and be surrendered with the Premises by Lessee
(b)   Removal. Unless otherwise agreed in
writing, Lessor may require that any or all Lessee-Owned Alterations or Utility
Installations be removed by the expiration or earlier termination of this lease, notwithstanding that their Installation may have been consented to by Lessor. Lessor may require the removal at any time of all or any part of any Alterations or Utility Installations made without the required consent of Lessor.
(c)   Surrender/Restoration. Lessee shall
surrender the Premises by the end of the last day of the lease term or any earlier termination date, clean and free of debris and in good operating order, condition and state of repair, ordinary wear and tear excepted. Ordinary wear and tear shall riot include any damage or deterioration that would have been prevented by good maintenance practice or by Lessee performing all of its obligations under this lease. Except as otherwise agreed or specified herein, the Premises as surrendered, shall include the Alterations and Utility
Installations. The obligation of Lessee shall include the repair of any damage occasioned by the installation, maintenance or removal of Lessee's Trade Fixtures, furnishings, equipment and Lessee Owned Alterations and Utility
Installations, as well as the removal of any storage tank installed by or for Lessee, and the removal, replacement, or remediation of any soil, material or ground water contaminated by Lessee, all as may then be required by Applicable requirements and/or good practice.
Lessee's Trade fixtures shall remain the property of Lessee and shall be removed by Lessee subject to its obligation to repair and restore the Premises per this Lease.

8.   Insurance; Indemnity.
8.1 Payment of Premiums. The cost of the premiums for the insurance policies maintained by Lessor under this Paragraph 8 shall be a Common Area Operating Expense pursuant to
Paragraph 4.2 hereof. Premiums for policy periods commencing prior to, or extending beyond, the term of this lease shall be prorated to coincide with the corresponding Commencement
Date or Expiration Date.
8.2  Liability Insurance.
(a) Carried by Lessee. Lessee shall obtain and keep in force during the term of this lease a Commercial General Liability policy of insurance protecting Lessee, Lessor and any lender(s) whose names have been provided to Lessee in writing (as additional insureds) against claims for bodily injury, personal injury and property damage based upon, involving or arising out of the ownership, use, occupancy or maintenance of the Premises and all areas appurtenant thereto.
Such insurance shall be on an occurrence basis providing single limit coverage in an amount not less than $1,000,000 per occurrence with an "Additional Insured Managers or Lessors of
Premises" endorsement and contain the "Amendment of the Pollution Exclusion" endorsement for damage caused by heat, smoke, or fumes from a hostile fire. The policy shall not contain any intra-insured exclusions as between insured persons or organizations, but shall include coverage for Liability assumed under this lease as an "insured contract" for the performance of Lessee's indemnity obligations under this Lease.
The limits of said insurance required by this lease or as carried by Lessee shall not, however, limit the Liability of Lessee nor relieve Lessee of any obligation hereunder. All insurance to be carried by Lessee shall be primary to and not contributory with any similar insurance carried by Lessor, whose insurance shall be considered excess insurance only.
(b)   Carried by Lessor. Lessor shall also
maintain Liability insurance described in
Paragraph 8.2(a) above, in addition to and not in lieu of, the insurance required to be maintained by Lessee. Lessee shall not be named as an additional insured therein.

8 3   Property lnsurance-Building, Improvements
and Rental Value.
(a)  Building and Improvements. Lessor shall
obtain and keep in force during the term of this
lease a policy or policies in the name of
Lessor, with loss payable to Lesser and to any
lender(s),  insuring against loss or damage to
the Premises. Such insurance shall be for full
replacement cost, as the same shall exist from
time to time, or the amount required by any
lender(s), but in no event more than the
commercially reasonable and available insurable
value there of if, by reason of the unique
nature or age of the improvements involved, such
latter amount is less than full replacement cost
Lessee Owned Alterations and Utility
Installation. Trade fixtures and Lessee's
personal property shall be insured by Lessee
pursuant to Paragraph 8.4 If the coverage is
available and commercially appropriate, Lessee's
policy or policies shall insure against all
risks of direct physical loss or damage (except
the perils of flood and or earthquake  unless
required by a lender, including coverage for any
additional costs resulting from debris removal
and reasonable amounts of coverage for the
enforcement of any ordinance or law regulating
the reconstruction or replacement of any
undamaged sections of the Building required to
be demolished or removed by reason of the
enforcement of any building, zoning, safety, or
land use laws as the result of a covered loss,
but not including plate glass insurance Said
policy or policies shall also contain an agreed
valuation provision in lieu of any co-insurance
clause, waiver of subrogation, and inflation
guard protection causing an increase  in the
annual property insurance coverage amount by a
factor of not less than the adjusted U.S.
Department of Labor Consumer Price Index for All
Urban Consumer for the city nearest to where the
Premises are located.
(b)   Rental Value. Lessor shall also obtain and
keep in force during the term of this lease a
policy or policies in the name of Lessor and any
Lender (s), insuring the loss of the full rental
and other charges payable by all Lessees of the
Building to Lessor for one year (including all
Real Properly Taxes, insurance costs,  all
Common Area Operating Expenses and any scheduled
rental increases). Said insurance may provide
that in the event the lease is terminated by
reason of an insured loss, the period of
indemnity for such coverage shall be extended
beyond the date of the completion of repairs or
replacement of the  Premises, to provide for one
full year's loss of rental revenues from the
date of any such loss. Said insurance shall
contain an agreed valuation provision in lieu of
any co-insurance clause, and the amount of
coverage shall be adjusted annually to reflect
the projected rental income. Real Properly
Taxes,  insurance premium costs and other
expenses, if any, otherwise payable, for the
next 12-month period. Common Area Operating
Expenses shall include any deductible amount in
the event of such loss.
(c)  Adjacent Premises.  Lessee shall pay for
any increase in the premiums for the property
insurance of the Building and for the Common
Areas or other buildings in the Industrial
Center if said increase is caused by Lessee's
acts, omissions, use or occupancy of the
Premises.
(d)   Lessee's Improvements. Since Lessor is the
Insuring Party, Lessor shall not be required to
insure Lessee-Owned Alterations and Utility
Installations unless the item in question has
become the property of Lessor under the terms of
this lease.

8.4   Lessee's Property Insurance. Subject to
the requirements of Paragraph 8.5, Lessee at its cost shall either by separate policy or, at Lessor's option, by endorsement to a policy already carried, maintain insurance coverage on all of Lessee's personal properly, trade fixtures and Lessee Owned Alterations and Utility Installations in, on, or about the Premises similar in coverage to that carried by Lessor as the insuring Party under Paragraph 8
3(a) Such insurance shall be full replacement cost coverage with a deductible not to exceed
$1,000 per occurrence. The proceeds from any such insurance shall be used by Lessee for the replacement of personal property and the restoration of Trade Fixtures and Lessee-Owned
Alterations and Utility Installations upon request from Lessor, Lessee shall provide Lessor with written evidence that such insurance is in force.

8 5   Insurance Policies. Insurance required
hereunder shall be in companies duly licensed to
transact business in the state where the
Premises are located, and maintaining during the
policy term a 'General Policyholders Rating' of
at least a B+, V, or such other rating as may be
required by a Lender, as set forth in the most
current issue of 'Bests Insurance Guide.' Lessee
shall not do or permit to be done anything which
shall invalidate fire insurance policies
referred to in this Paragraph 8. Lessee shall
cause to be delivered to Lessor, prior to the
earlier of the Early Possession Date or the
Commencement Date, certified copies of, or
certificates evidencing the existence and the
amounts of, the insurance required under
Paragraph 8.2(a) and 8.4. No such policy shall
be cancellable or subject to modification except
after thirty (30) days' prior written notice to
Lessor. Lessee shall at least thirty (30) days
prior to the expiration of such policies,
furnish Lessor with evidence of renewals or
"insurance blinders" evidencing renewal thereof,
or Lessor may order such insurance and charge
the cost thereof to Lessee, which amount shall
be payable by Lessee to Lessor upon demand.

8.6 Waiver of Subrogation. Without affecting any other rights or remedies, Lessee and Lessor each hereby release and relieve the other, and waive their their entire right to recover damages (whether in contract or in tort) against the other, for loss or damage to their property arising out of or incidental to the perils required to be Insured against under Paragraph
8. The effect of such releases and waivers of the right to recover damages shall not be limited by the amount of Insurance carried or required, or by any deductibles applicable thereto. Lessor and Lessee agree to have their respective insurance companies issuing property damage insurance waive any right to subrogation that such companies may have against Lessor or Lessee, as the case may be, so long as the insurance is not invalidated thereby.

8.7 Indemnity. Except for Lessor's negligence and/or breach of express warranties, Lessee shall Indemnify, protect. defend and hold harmless the Premises, Lessor and its agents, Lessor's master or ground Lessor, partners and lenders, from and against any and all claims, loss of rents and/or damages, costs, liens, judgments, penalties, loss of permits, attorneys' and consultants' fees, expenses and/or liabilities arising out of, involving, or in connection with the occupancy of the Premises by Lessee, the conduct of Lessee's business, any act, omission or neglect of Lessee, its agents, contractors, employees, or invitees, and out of any Default or Breach by Lessee in the performance in a timely manner of any obligation on Lessee's part to be performed under this lease. The foregoing shall include, but not be limited to, the defense or pursuit of any claim or any action or proceeding involved therein, and whether or not (in the case of claims made against Lessor or) litigated and/or reduced to judgment. In case any action or proceeding be brought against Lessor by reason of any of the foregoing matters, Lessee upon notice from Lessor shall defend the same at Lessee's expense by counsel reasonably satisfactory to Lessor and Lessor shall cooperate with Lessee in such defense. Lessor need not have first paid any such claim In order to be so indemnified.

8.8 Exemption of Lessor from Liability. Lessor shall not be liable for Injury or damage to the person or goods, wares, merchandise or other property of Lessee, Lessees employees, contractors, invitees, customers, or any other person in or about the Premises, whether such damage or injury is caused by or results from fire, steam, electricity, gas, water, or rain, or from the breakage, leakage, obstruction or other defects of pipes, fire sprinklers, wires, appliances, plumbing, air conditioning or lighting fixtures, or from any other cause, whether said Injury or damage results from conditions arising upon the Premises or upon other portions of the Building of which the Premises are a part, from other sources or places, and regardless of whether the cause of such damage or injury or the means of repairing the same is accessible or not. Lessor shall not be liable for any damages arising from any act or neglect of any other Lessee nor from the failure by Lessor to enforce the provisions of any other lease-in the Industrial Center.
Notwithstanding Lessor's negligence or breach of this lease, Lessor shall under no circumstances be liable for injury to Lessee's business or for any loss of Income or profit therefrom.

9.   Damage or Destruction.
9.1  Definitions.
(a)  "Premises Partial Damage" shall mean
damage or destruction to the Premises, other than Lessee-Owned Alterations and Utility
Installations, the repair cost of which damage or destruction is less than fifty percent (50%) of the then replacement costs (as defined in Paragraph 9.1(d)) of the Premises (excluding
Lessee-Owned Alterations and Utility
Installations and Trade Fixtures) Immediately prior to such damage or destruction.
(b)  'Premises Total Destruction" shall mean
damage or destruction to the Premises, other than Lessee-Owned Alterations and Utility
Installations, fire repair cost of which damage or destruction is fifty percent (50%) or more of the then replacement Cost of the Premises
(excluding Lessor-Owned Alterations and Utility
Installations and Trade Fixtures) Immediately prior to such damage or destruction. In addition, damage or destruction to the Building, other than Lessee-Owned Alterations and Utility
Installations and Trade Fixtures of any Lessees of the Building, the cost of which damage or destruction is fifty percent (50% or more of the then replacement Cost (excluding Lessee-Owned
Alterations and Utility Installations and Trade
Fixtures of any Lessees of the Building) of the Building shall, at the option of Lessor, be deemed to be Premises Total Destruction.
(c)  "Insured Loss" shall mean damage or
destruction to the Premises, other than Lessee-
Owned Alterations and Utility Installations and trade Fixtures, which was caused by an event required to be covered by the insurance described In Paragraph 8.3(a) irrespective of any deductible amounts of coverage limits involved.
 (d) "Replacement Cost" shall mean the cost to repair or rebuild the Improvements owned by Lessor at the time of the occurrence to their condition existing immediately prior thereto, including demolition, debris removal and upgrading required by the operation of applicable building codes, ordinances or laws, and without deduction for depreciation.
(e) "Hazardous Substance Condition" shall mean the occurrence or discovery of a condition involving the presence of, or a contamination by, a hazardous substance as defined in Paragraph 6.2(a), in, on, or under the Premises.

9.2   Premises Partial Damage - Insured Loss. If
Premises Partial Damage that is an Insured loss occurs, then Lessor shall, at Lessor's expense, repair such damage (but not Lessee's trade fixtures or Lessee-Owned Alterations and Utility
Installations) as soon as reasonably possible and this Lease shall continue in full force and effect. In the event, however, that there is a shortage of insurance proceeds and such shortage is due in the fact that, by reason of the unique nature of the improvements in the Premises, full replacement cost Insurance coverage was not commercially reasonable and available. Lessor shall have no obligation to pay for the shortage in insurance proceeds or to fully restore the unique aspects of the Premises unless Lessee provides Lessor with the funds to cover same, or adequate assurance thereof, within ten (10) days following receipt of written notice of such shortage and request therefore. If Lessor receives said funds or adequate assurance thereof within said ten (10) day period, Lessor shall complete them as soon as reasonably possible and the Lease shall remain in full force and effect. If Lessor does not receive such -funds or assurance within said period, Lessor may nevertheless elect by written notice to Lessee within ten (10) days thereafter to make such restoration and repair as is commercially reasonable with Lessor paying any shortage in proceeds, in which case this lease shall remain in full force and effect. If Lessor does not receive such funds or assurance within such ten (10) day period, and if Lessor does not so elect to restore and repair, then this lease shall terminate sixty (60) days following the occurrence of the damage or destruction.
Unless otherwise agreed, Lessee shall in no event have any right to reimbursement from Lessor for any funds contributed by Lessee to repair any such damage or destruction. Premises
Partial Damage due to flood or earthquake shall be subject to Paragraph 9.3 rather than Paragraph 9.2, notwithstanding that there may be some insurance coverage, but the net proceeds of any such insurance shall be made available for the repairs if made by either Party.

9.3   Partial Damage - Uninsured Loss. If
Premises Partial Damage that is not an Insured loss occurs, unless caused by a negligent or willful act of Lessee (in which event Lessee shall make the repairs at Lessee's expense and this lease shall continue in full force and effect). Lessor may at Lessor's option, either
(i) repair such damage as soon as reasonably possible at Lessor's expense, in which event this lease shall continue in full force and effect, or (ii) give written notice of Lessee within thirty (30) days after receipt by Lessor of knowledge of the occurrence of such damage of Lessor's desire to terminate this lease as of the date sixty (60) days following the date of such notice. In the event Lessor elects to give such notice of Lessor's intention to terminate this Lease, Lessee shall have the right within ten (10) days after the receipt of such notice to give written notice to Lessor of Lessee's commitment to pay for the repair of such damage totally at Lessee's expense and without reimbursement from Lessor. Lessee shall provide
Lessor with the required funds or satisfactory assurance thereof within thirty (30) days following such commitment from Lessee. In such event this lease shall continue in full force and effect, and Lessor shall proceed to make such repairs as soon as reasonably possible after the required funds are available. If
Lessee does not give such notice and provide the funds or assurance thereof within the times specified above, this lease shall terminate as of the date specified in Lessor's notice of termination.

9.4   Total Destruction.  Notwithstanding any
other provision hereof, if Premises Total
Destruction occurs (including any destruction required by any authorized public authority), this lease shall terminate sixty (60) days following the date of such Premises Total
Destruction, whether or not the damage or destruction is an Insured loss or was caused by a negligent or willful act of Lessee. In the event, however, that the damage or destruction was caused by Lessee, Lessor shall have the right to recover Lessor's damages from Lessee except as released and waived in Paragraph 9.7.

9.5   Damage Near End of Term. If at any time
during the last six (6) months of the term of this Lease there is damage for which the cost to repair exceeds one month's Base Rent whether or not an Insured loss, Lessor may, at Lessor's option, terminate this lease effective sixty
(60) days following the date of occurrence of such damage by giving written notice to Lessee of Lessor's election to do so within thirty (30) days after the date of occurrence of such damage. Provided, however, if Lessee at that time has an exercisable option to extend this lease or to purchase the Premises, then Lessee may preserve this lease by (a) excercising such option, and (b) providing Lessor with any shortage in insurance proceeds (or adequate assurance thereof) needed to make the repairs on or before the earlier of (i) the date which is ten (10) days after Lessee's receipt of Lessor's written notice purporting to terminate this lease, or (ii) the day prior to the date upon which such option expires. If Lessee duly exercises such option during such period and provides Lessor with funds (or adequate assurance hereof to cover any shortage in insurance proceeds, Lessor shall, at Lessor's expense repair such damage as soon as reasonably possible and this lease shall continue in full force and effect. If Lessee fails to exercise such option and provide such funds or assurance during such period, then this lease shall terminate as of the date set forth in the first sentence of this Paragraph 9.5.

9.6  Abatement of Rent; Lessee's Remedies.
(a)  In the event of (i) Premises Partial
Damage or (ii) Hazardous Substance Condition for which Lessee is not legally responsible. The
Base Rent, Common Area Operating Expenses and other charges, if any, payable by Lessee hereunder for the period during which such damage or repair, remediation or restoration continues, shall be abated in proportion to the degree to which Lessee's use of the Premises is impaired, but not in excess of proceeds from Insurance required be carried under Paragraph
6.3(b). Except for abatement of Base Rent.
Common Area Operating Expenses and other charges, if any, as aforesaid, all other obligations of Lessee hereunder shall be performed by Lessee, and Lessee shall have no claim against Lessor for any damage suffered by reason of any such damage, destruction, repair, remediation or restoration.

(b) It Lessor shall be obligated to repair or restore the Premises under the provisions of this Paragraph 9 and shall not commence, in a substantial and meaningful way, the repair or restoration of this Premises within ninety (90) days after such obligation shall accrue. Lessee may, at any time prior to the commencement of such repair or restoration, give written notice to Lessor and to any lenders of which Lessee has actual notice of Lessee's election to terminate this lease on a date not less than sixty (60) days following the giving of such notice to Lessor gives such notice to Lessor and such lenders and such repair or restoration is not commenced within thirty (30) days after receipt of such notice, this lease shall terminate as of the date specified in said notice. If Lessor or a lender commences the repair or restoration of the Premises within thirty (30) days after receipt of such notice, this lease shall continue in full force and effect "Commence" as used in this Paragraph 9.6 shall mean either the unconditional authorization of the preparation of the required plans, or the beginning of the actual work on the Premises, whichever occurs first.

Hazardous Substance Conditions. If a Hazardous
Substance Condition occurs, unless Lessee is legally responsible therefor (in which case
Lessee shall make the investigation and
remediation thereof required by Applicable
Requirements and this lease shall continue in full force and effect, but subject to Lessor's rights under Paragraph 6.2(c) and Paragraph 13),
Lessor may at Lessor's option either (i)
Investigate and remediate such Hazardous
Substance Condition, if required, as soon as reasonably possible at Lessor's expense, in which event this Lease shall continue in full force and effect, or (ii) if the estimated cost to investigate and remediate such condition exceeds twelve (12) times the then monthly Base
Rent or $100,000 whichever is greater, give written notice to Lessee within thirty (30) days after receipt by Lessor of knowledge of the occurrence of such Hardous Substance Condition ot Lessor's desire to terminate this Lease as of the date sixty (60) days following the date of such notice. In the event Lessor elects to give such notice of Lessor's intention to terminate this Lease Lessee shall have the right within ten (10) days after the receipt of such notice to give writen notice to Lessor of Lessee's committment to pay for excess costs of (a) investigation and remediation of such Hazardous
Substance Condition to the extent required by Applicable Requirements over (b) an amount equal to twelve (12) times the then monthly Base
Rent or $100,000, whichever is greater. Lessee shall provide Lessor with the funds required to Lessee of satisfactory assurance thereof within thirty (30) days following said commitment by Lessee. In such event this Lessee shall continue in full force and effect, and Lessor shall procceed to make such investigation and remediation as soon as reasonably possible after the required funds are available. If Lessee does not give such notice and provide the required funds or assurance thereof within the time period specified above, this Lease shall terminate as of the date specified in Lessor's notice of termination.

9.8   Termination - Advance Payments. Upon
termination of this Lease pursuant to this Paragraph 9, Lessor shall return to Lessee any advanced payment made by Lessee to Lessor and so much of Lessee's Security Deposit as has not been, or is not then required to be, used by Lessor under the terms of this Lease.

9.9   Waiver of Statutes. Lessor and Lessee
agree that the terms of this Lease shall govern the effect of any damage to or destruction of the Premisises and the Building with respect to the termination of this Lease and hereby waive the provisions of any present or future statue to the extent it is inconsistent herewith.

10.  Real Property Taxes.

10.1  Payment of Taxes. Lessor shall pay the
Real Property Taxes, as defined in Paragraph
10.2 applicable to the Industrial Center, and except as otherwise provided in Paragraph 10.3, any such amounts shall be included in the calculation of Common Area Operating Expenses in accordance with the provisions of Paragraph 4.2.

10.2  Real Properly Tax Definition. As used
herein, the term "Real Properly Taxes" shall include any form of real estate tax or assessment, general. special, ordinary or extraordinary, and any license fee, commercial rental tax, improvement bond or bonds, levy or tax (other than inheritance personal income or estate taxes) imposed upon the Industrial Center by any authority having the direct or indirect power to tax, including any city, state or federal government, or any school, agricultural, sanitary, fire, street, drainage or other improvement district thereof, levied against any legal or equitable interest of Lessor in the Industrial Center or any portion thereof, Lessor's right to rent or other income therefrom, and/or Lessor's business of leasing the Premises. The term "Real Property Taxes" shall also include any tax, fee levy, assessment or charge, or any increase therein, imposed by reason of events occurring, or changes in Applicable Law taking effect, during the term of this Lease, including but not limited to a change in ownership of the Industrial Center or in the improvements thereon the execution of this Lease, or any modification, amendment or transfer thereof, and whether or not contemplated by the Parties. In calculating
Real Property Taxes for any calendar year, the Real Property Taxes for any real estate tax year shall be included in the calculation of Real
Property Taxes for such calendar year based on the number of days which such calendar year and tax year have in common.

10.3  Additional tmprovements. Common Area
Operating Expenses shall not include Real
Property Taxes specified in the tax assessor's records and work sheets as being caused by additional improvements placed upon the
Industrial Center by other lessees or by Lessor for the exclusive enjoyment of such other
Lessees. Notwithstanding Paragraph 10.1 hereof,
Lessee shall, however, pay to Lessor at the time
Common Area Operating Expenses are payable under
Paragraph 4.2, the entirely of any increase in Real Property Taxes if assessed solely by reason of Alterations, trade Fixtures or Utility
Installations placed upon the Premises by Lessee or at Lessee's request.

10.4 Joint Assessment. If the Building is not seperately assessed, Real Property Taxes allocated to the Building shall be an equitable proportion of the Real Property Taxes for all of the land and improvements included within the tax parcel assessed, such proportion to be determined by Lessor from the respective valuations assigned in the assessor's work sheets or such other information as may be reasonably available. Lessor's reasonaable determination thereof, in good faith, shall be conclusive.

10.5 Lessee's Properly Taxes. Lessee shall pay prior to delinquency all taxes assessed against and levied upon Lessee Owned Alterations and Utility Installations, Trade Fixtures, furnishings, equipment and all personal property of Lessee contained in the Premises or stored within the Industrial Center. When possible, Lessee shall cause its Lessee-Owned Alterations and Utility Installations, Trade Fixtures, furnishings, equipment and all other personal property to be assessed and billed seperately fron the real property of Lessor. If any of Lessee's said property shall be assessed with Lessor's real property, Lessee shall pay Lessor the taxes attributable to Lessee's property within ten (10) days after receipt of a written statement setting forth the taxes applicable to Lessee's property.

11. UtIlities. Lessee shall pay directly for all utlities and services supplied to the Premises, including but not limited to electricity, telephone, security, gas, and cleaning of Prmises, together with any taxes thereon. If any such utilities or services are not seperately metered to the Premises or seperately billed to the Premises, Lessee shall pay the Lessor a reasonable proportion to be determined by Lessor of all such charges jointly metered or billed with other premises in the Building in the manner and within the time periods set forth in Paragraph 4.2(d).

12.  Assignment and Subletting.

12.1 Lessor's Consent Required.

(a)  Lessee shall not voluntarily or by
operation of law assign, transfer, mortgage or otherwise transfer or encumber (collectively,
"assign") or sublet all or any part of Lessee's interest in this Lease or in the Premises without Lessor's prior written consent given under and subject to the terms of Paragraph 36.

(b)  A change in the control of Lessee shall
constitute an assignment requiring Lessor's consent. The transfer on a cumulative basis, of twenty five percent (25%) or more of the voting control of Lessee shall constitute a change in control for this purpose.

(c)    The involvement of Lessee or its assets
in any transaction, or series of transactions
(by way of merger. sale, acquisition, financing, refinancing, transfer, leveraged buy out or otherwise) whether or not a formal assignment or hypothecation of this Lease or Lessee's assets occurs. which results or will result in a reduction of the Net Worth of Lessee, as hereinafter defined, by an amount equal to or greater than twenty-five percent (25%) of such Net Worth of Lessee as it was represnted to Lessor at the time of full execution and delivery of this Lease or at the time of the most recent assignement to which Lessor has consented. or as it exists immediately prior to said transaction or transactions constituting such reduction, at whichever time said Net Worth of Lessee was or is greater, shall be considered an assignment of this Lease by Lessee to which Lessor may reasonably withhold its consent "Net
Worth of Lessee" for purposes of this Lease shall be the net worth of Lessee (excluding any Guarantors) established under generally accepted accounting principles consistently.

(d)   An assignment of subletting of Lessee's
interest in this Lease without Lessor's specific prior written consent, at Lessor's option be a Default curable after notice per Paragraph 13.1 or a non-curable Breach without the necessity of any notice and grace period. IfLessor elects to treat such unconsented to assignment or subletting as a non-curable Breach, Lessor shall have the right to either; (i) terminate this Lease or (ii) upon thirty (30) days' written notice ("Lessor's Notice"). increase the monthly
Base Rent for the Premises to the greater of the then fair market rental value fo the Premises as reasonably determined by Lessor, or one hundred ten percent (110%) of the Base Rent then In effect. Pending determination of the new fair market rental value if disputed by Lessee, Lessee shall pay the amount set forth in Lessor's Notice, with any overpayment credited against the next installment(s) of Base Rent coming due and any underpayment for the period retroactively to the effective date of the adjustment being due and payable immediately upon the determination thereof. Furhter, in the event of such Breach and rental adjustment, (i) the purchase price of any option to purchase the Premises held by Lessee shall be subject to similar adjustment to the then fair market value as reasonably determined by Lessor (without the Lease being considered an encumbrance of any deduction for depreciation or obsolescence, and considering the Premises at its highest and best use and in good condition) or one hundred teni percent (110%) of the price previuosly in effect
(ii) any index oriented rental or price
adjustment formulas contained in this Lease shall be adjusted to require that the base index be determined with reference tot he index applicable tothe time of such adjustment, and
(iii) any fixed rental adjustments scheduled during the remainder of the Lease term shall be increased in the same ratio as the new rental bears to the Base Rental in effect immediately prior to the adjustment specified in Lessor's
Notice.

(e)  Lessee's remedy for any breach of this
Paragraph 12.1 by Lessor shall be limited to compensstory damages and/or injunctive relief.

12.2  Terms and Conditions Applicable to
Assignment and Subletting.

(a)  Regardless of Lessor's consent, any
assignment or subletting shall not (i) be effective without the express written assumption by such assignee or sublessee of the obligations of Lessee under this Lease, (ii) release Lessee of any obligations hereunder, not (iii) after the primary liability of Lessee for the payment of BAse Rent and other sums due Lessor hereunder or for the performance of any other obligations to be performed by Lessee under this Lease.

(b) Lessor may accept any rent or performance of Lessee's obligations from any person other than Lessee pending approval or disapproval of an assignment. Neither a delay in the approval or disapproval of such assignment nor the acceptance of any rent for performance shall consitute a waiver or estoppel Lessor's right to exercise its remedies for the Default or Breach by Lessee of any of the terms, covenants or conditions of this Lease

(c) The consent of Lessor to any assignment or subletting shall not constitute a consent to any subsequent assignment or subletting by Lessee or to any subsequent or successive asignment or subletting by the assignee or sublessee.
However, Lessor may consent to subsequent sublettings and assignments of the sublease or any amendments or modifications thereto without notifying Lessee or anyone else liable under this Lease or the sublease and without obtaining their consent and such action shall not relieve such persons from liability under this Lease or the sublease.

(d) In the event of any Default or Breach of Lessee's obligation under this Lease, Lessor may proceed directly against Lessee, any Guarantors or anyone else responsible for the performance of the Lessee's obligations under this Lease, including any sublessee, without first exhausting Lessor's remedies against any other person or entity responsible therefor to Lessor, or any security held by Lessor.

(e) Each request for consent to an assignment or subletting shall be in writing, accompanied by information relevant to Lessor's determination as to the financial and operational responsibility and appropriateness of the propsed assignee or sublessee, including but not limited to the intended use and or required modification of the Premises, if any together with a non-refundable deposit of $1,000 or ten percent (10%) of the monthly Base Rent applicable to the portion of the Premises which is the subject of the proposed assignment or sublease, whichever is greater, as reasonable consideration for Lessor's considering and processing the request for consent. Lessee agrees to provide Lessor with such other or additional information and/or documentation as may be reasonably requested by Lessor.

Any assignee of, or sublessee under, this Lease shall, by reason of accepting such assignment or entering into such sublease be deemed for the benefit of Lessor, to have assumed and agreed to conform and comply with each and every term, covenant, condition and obligation herein to be observed or performed by Lessee during the term of said assignment or sublease, other than such obligations as are contrary to or inconsistent with provisions of an assignment or sublease to which Lessor has specifically consented in writing.
13.  Default; Breach; Remedies.
13.1 Default: Breach. lessor and lessee agree that It an attorney Is consulted by lessor In connection with a lessee Default or Breach (as hereafter defined). $35O.00 is a reasonable minimum sum per such occurrence for legal services and costs In the preparation and service of a notice of Default, and that lessor may Include the cost of such services and costs
In said notice as rent due and payable 10 cure said default A "default" by lessee is defined as a failure by lessee to observe, comply with or perform any of the terms, covenants, conditions or rules applicable to lessee under this Lease A
"Breach' by Lessee is defined as the occurrence of any one or more Of the foflowing Defaults, and, where a grace period for cure alter notice is specthed herein. the failure by lessee to cure such Default prior to the expiration of the applicable grace period, and shall entitle lessor to pursue the remedies set forth in Paragraphs t3~2 and/or t3~~:

(a) The vacating of the Premises without the Intention to reoccupy same, or the abandonment of the Premises.

(h) Except as expressly otherwise provided In tins lease, the failure by lessee to make any payment of Base Rent, lessees Share of Common
Area Operating Expenses. or any other monetary payment required to be made by lessee hereunder as and when due, the failure by lessee to provide lessor with reasonable evidence of insurance or surely bond required under tins lease, or the failure of lessee to fulfill any obligation under if us lease winch endangers or threatens fife or property, where such failure continues for a period of three (3) days foflowing written notice thereof by or on behalf of lessor to lessee.

(c) Except as expressly otherwise provided In this Lease, the failure by lessee to provide lessor with reasonable written evidence fin duly executed original form. if applicable) of (I) compliance with Applicable requirements per
Paragraph ~.3. (ii) The Inspection. maintenance and service contracts required under Paragraph
7.1(b), (in) the rescission of an unauthorized assignment or subletting per Paragraph 12.1,
(iv) a Tenancy Statement per Paragraphs 16 or
37. (v) the subordination or non-subordination of this lease per Paragraph 3(1, (vi) the guaranty of the performance of lessee 5 obligations under tins lease if required under Paragraphs I - It and 37, (vii) the execution of any document requested under Paragraph 42
(easements), or (vin) any other documentation or interpofation which lessor may reasonably require of lessee under the terms of tins tease, where any such failure continues for a period of ten (10) days foflowing written notice by or on behalf of lessor to lessee.

(d)  A Default by lessee as to the terms,
covenants, conditions or provisions of this lease, or of the rules adopted under Paragraph
40 hereof that are to be observed. complied with or performed by lessee. other than those described in Subparagraphs 13.1(a). (b) or (c).
above. where such Default continues for a period of thirty 130) days after written notice thereof by or on behalf of lessor to Lessee: provided.
however. that if the nature of lessees Default is such that more than If thirty (30) days are reasonably required for Its cure, then It shall not be deemed to be a Breach of this lease by lessee if lessee commences such cure within said thirty (30) day period and thereafter diligently prosecutes such cure to completion.

(e)  the occurrence of any of the foflowing
events: (I) the making by Lessee of any general management or assignment for the benefit of creditors; (ii) lessees becoming a "debtor" as defined In It U.S. Code Section 101 or any successor statute thereto (unless. in the case of a petition filed against lessee, the same is dismissed within sixty (60) days); (in) the appointment of a trustee or receiver to lake possession of substantially all of lessee 5 assets located at the Premises or of lessee's interest in this lease. where possession Is not restored to lessee within thirty (30) days: or
iv) the attachment. execution or of her judicial seizure of substantially all of lessee's assets located at the Premises or of Lessee's Interest
In this lease, where such seizure is riot discharged within thirty (30) days: provided, however, in the event that any provision of this Subparagraph 13.1(e) Is contrary to any applicable law. such provision shall be of no force or effect. and shall not atfect the validity of the remaining provisions.

(I) The discovery by Lessor that any financial statement of Lessee or of any Guarantor, given to lessor by lessee or any Guarantor, was materially false.

(g) If the performance of lessee's obligations under this Lease Is guaranteed: (I) the death of a Guarantor, (ii) the termination of a Guarantor's liability with respect of this lease other than In accordance with the terms of such guaranty. (in) a Guarantor's becoming insofvent or the subject of a bankruptcy act. mg. (iv) a Guarantor's refusal to honor the guaranty, or
(v) a Guarantor's breach of Its guaranty obligation on an anticipatory breach basis. and lessee's failure, within sixty (60) days foflowing written notice by or on behalf of Lessor to Lessee of any such event, to provide lessor with written alternative assurances of security. which, when crippled with the then existing resources of Lessee, equals or exceeds the combined financial resources of lessee and the Guarantors that existed at the time of execution of this lease.

13.2 Remedies. if lessee fails to perform any affirmative duty or obligation of Lessee under this lease. within ten (10) days after written notice to lessee (or in case of an emergency.
without notice), lessor may at Its option (but without obligation to do so), perform such duty or obligation on lessee 5 behalf, including but not limited 10 the obtaining of reasonably required bodies, Insurance policies, or governmental licenses. periods or approvals the costs and expenses of any such performance by lessor shall be due and payable by lessee to lessor upon invoice therefor. If any check given to lessor by lessee shall be honored by the bank upon which it is drawn, lessor, at if 5 other option, may require all future payments to be made under this lease by lessee 10 be made only by cashier 5 check. in the event of a Breach of tins lease by lessee (as defined in Paragraph
13.1), with or without further notice or demand.
and without limiting lessor in the exercise of any right or remedy winch lessor may have by reason of such Breach, Lessor may:

(a)  in.' innate lessee's right to possession
of the Premises by any lawful means, in which
case tins lease and the term hereof shall
terminate and lessee shall immediately surrender
possession of the Premises 10 Lessor. In such
event lessor shall be entitled to recover horn
lessee- (i) the worth at the time of the award
of the unpaid term which had been earned at the
time of termination; (ii) the worth at the time
or award of the amount by which the unpaid rent
which would have been earned after termination
until the time of award exceeds the amount of
such rental loss that the lessee proves could
have been reasonably avoided: (in) the worth Ii
at the time of award of the amount by which the
unpaid rent for the balance of the term after
the time of award exceeds lire amount of such
rental toss that the lessee proves could be
reasonably avoided: and (Iv) any other amount
necessary to compensate lessor for all if re
determined approximately caused by the lessee 5
failure to perform ifs obligations under this
lease or which In the ordinary course of things
would be likely to result therefrom. including
but not limited 10 the cost of recovering
possession of the Premises. expenses of re-
letting. Including necessary renovation and
alteration of the Premises. reasonable
attorneys' fees, and that portion of any leasing
commission paid by lessor in connection with
this lease applicable to the unexpired term of
this lease The worth at The time of award of If
10 amount referred to in provision (in) of the
Immediately preceding sentence shall be compiled
by disconnecting such amount at the discount
rate of the Federal Reserve Bank of San
Francisco or the Federal Reserve Bank District
In which the Premises are located at the time of
award plus one count rate percent.   Efforts by
lessor to mitigate damages caused by lessees
Default or Breach of this lease shall not waive
lessor's right 10 recover damages under title 5
Paragraph 13.2.11 termination of tins lease is
obtained through the provisional remedy of
unlawful defamer, lessor shall have the right to
recover in such proceeding flip unpaid rent and
damages as are recoverable herein, or lessor may
reserve the right to recover all or any part
thereof in a separate suit for such rent and or
damages if a notice and grace period required
under Subparagraph 13. f(b~. (c) or (dl was not
previously given. a notice to pay rent or quit.
or 10 perform or quit. as the case may be. given
to lessee under any statute authorizing the
forfeiture of teases for unlawful detainer shall
also correlate the applicable notice for grace
period purposes required by Subparagraph
13.f(b),(c) or (d). In such case, the applicable
grace period under the unlawful detainer statue
shall run concurrently at/or the one such
salutatory notice. and the failure of lessee 10
cure the Default within the greater of the two
(2) such grace periods shall constitute both an
unlawful defamer and a Breach of this lease
entitling lessor of the remedies provided for In
tins lease and-'or by said statute

(b) Continue the lease and Lessee's right to possession In effect (in California under California Civil Code Section 1951 4) alter lessee's Breach and recover the rent as it becomes due. provided Lessee has the right to sublet or assign. subject only to reasonable limitations lessor and lessee agree that The limitations on assignment and sub-letting in this Lease are reasonable. Acts of maintenance or preservation. efforts to re-let the Premises.
or the appointment of a receiver to protect the lessor's Interest under this Lease, shall not constitute a termination of the lessee's right to possession.

(c) Pursue any other remedy now or hereafter available to Lessor under the laws or judicial decisions of the state wherein the Premises are located.

 (d)   The expiration or termination of this
Lease and/or the termination of Lessee's right to possession shall not relieve the leassee from liability or any indemnity provisions of this lease as to matters occurring or accruing during the term hereof or by reason of Lessee's occupancy of the Premises.

13 3  Inducement Recapture In Event of Breach.
Any agreement by, lessor for free or abated rent or other charges applicable to the Premises in the giving or paying by Lessor to or for lessee of any cash or other bonus, inducement or consideration for lessee's entering into this lease, all of which concessions are hereinafter referred to as "Inducement Provisions" shall be deemed conditioned upon lessee's full and faithful performance of all of terms and covenants and conditions of this Lease to be performed or observed by lessee during the terms hereof as the same may be extended. Upon the occurrence of a Breach, ( as defined in Paragraph 13.1) of this Lease by Lessee, any such Inducement Provision shall automatically be deemed deleted from the Lease and of a further force of effect, and any rent, other char4ge, bonus, inducement or consideration theretofore abated, given or paid by Lessor under such Inducement Provision shall be immediately due and payable by Lessee to Lessor, and recoverable by Lessor, as additional rent due under this Lease, notwithstanding any subsequent cure of said Breach by Lessee. The acceptance by Lessor of rent or the cure of the Breach which initiated the operation of this Paragraph 13.3, shall not be deemed a waiver by Lessor of the provisions of this Paragraph 13.3 unless specifically so stated in writing by Lessor at the time of such acceptance.

13.4 Late Charges. Lessee hereby acknowledges that late payment by Lessee to Lessor of rent and other sums due hereunder will cause Lessor to incur costs not contemplated by this Lease, the exact amount of which will be extremely diffiuclt to ascertain. Such costs include, but ar not limited to processing and accounting charges, and late charges which may be imposed upon Lessor by the terms of any ground lease, mortgage or deed of trust covering the Premises.
Accordingly, if any installment of rent or other sum due form Lessee shall not be received by Lessor or Lessor's designee within ten (10) days after such amount shall be due, then, without any requirement for notice to Lessee, Lessee shall pay to Lessor a late charge equal to six percent (6%) of such overdue amount. The
Acceptance of such late charge by Lessor shall in no event constitute a waiver of Lessee's
Default or Breach with respect to such overdue amount nor prevent Lessor from exercising any of the other rights and remedies granted hereunder.
In the event that a late charge is payable hereunder, whether or not coflected three (3) consecutive installments of Base Rent, then notwithshtanding Paragraph 4.1 or any other provision of this Lease to the contrary. Base
Rent shall at Lessor's option become due and payable quarterly in advance.

13.5  Breach by Lessee. Lessor shall not be
deemed in breach of this Lease unless lessor fails within a reasonable time to perform an obligation required to be performed by lessor.
For purposes of this Paragraph 13.5, a
reasonable time shall in no event be less than thirty (301 days alter receipt by lessor. and by any lender(s) whose name and address shall have been informed to lessee in writing of such purpose, of written notice specifying wherein such obligation of lessor has not been performed; provided, however, that If the nature of lessor's obligation is such that more than If thirty (30) days alter such notice are reasonably required for its performance, then lessor shall not be in breach of this Lease if performance is commenced within such thirty (30) day period and there after diligently pursued to completion.

14.   Condemnation, If the Premises or any
portion thereof are taken under the power of eminent domain or sofd under the threat of the exercise of said power fail of which are herein called "Condemnation"), this lease shall terminate as to the part so taken as of the date the ordering authority fakes title or possession. wherever first occurs if more than ten percent (tO%1 of the floor area of the Premises, or more than twenty live percent of the portion of the Common Areas 4esie,riated for lessee's parking, is taken by condemnation, lessee at lessee's option, to be exercised in writing within ten (10) days alter lessor shall have given Lessee written notice of such fairing
(or in the absence of such notice, within ten
(10) days after the condemning authority shall have taken possession) terminate Ibis lease as of the date the condemning authority takes such possession. it lessee does not terminate tins lease in accordance with the foregoing. ft us
Lease shah remain in full force and effect as to the portion of the Premises remaining, except that the Base Rent shall be reduced to the pro rata portion as the rentable floor area of the Promises taken bears to the total rentable floor area of the Premises No reduction of Base flout shall occur it the condemnation does riot apply to any portion of the Premises. Any award for the taking of all or any part of the Premises under the power of eminent domain be the penalty of lessor, whether such award shall he made as compensation for duration of value of the leasehold or for the tariff of the fee, or as severance damages: provided, however, that lessee shall be entitled to any compensation.
satisfactorily awarded to lessee for lessee 5 relocation expenses and-or toss of lessee's trade Fixtures In the event that tins lease is not terminated by reason of such condemnation
1essor is to the extent of its not severance damages received, over and above lessee's Share of the legal and other expenses incurred by Lessor of the condemnation matter, repair any damage to the Premises caused by such condemnation authority. Lessee shall be responsible for the payment of any amount excess of such net severance damages required to complete such repair.

1~.   Brokers' Fees.

15.1  Procuring Cause. the Broker(s) named in
Paragraph 1.10 is/are the procuring cause of this lease,

15 2  Additional Terms ~f'riles5 lessor and
Broker(s), have otherwise agreed in writing, lessor agrees that. (a) if lessor exercises any Option (as defined in Paragraph 39. 1) granted under this lease or any Option subsequently granted, or (b) if Lessee acquires any rights to the Premises or other premises in which Lessor has an interest. or (c) if lessee remains in possession of the Premises with the consent of lessor alter the expiration of the term of this lease after having failed to exercise an Option, or (d) If said Brokers are the procuring cause of any other tease or sate entered Into between the Parties pertaining to the Premises and-or any adjacent properly in which lessor has an interest, or (e) If Base Rent Is increased, whether by agreement or operation of an escalation clause herein, then as to any of said transactions, lessor shall pay said Broker(s) a fee in accordance with the schedule of said
Broker(s) in effect at the time of the execution of this lease.

15 3 Assumption of obligations. Any buyer or transferee of lessor's Interest in this Lease, whether such transfer is by agreement or by operation of law shall be deemed to have assumed lessor's obligation under Ibis Paragraph 15.
Each Broker shall be air intended third party beneficiary of the provisions of Paragraph I -
10 and of this Paragraph 15 to the extent of its Interest in any commission arising from this lease and may enforce that right directly against lessor and its successors.

15.4 Representations end Warranties, Lessee and lessor each represent and warrant to the other that it has had no dealings with any person, firm, broker or finder other than as named in Paragraph 1.10(a) in connection with the negotiation of this lease and/or the consummation of the transaction contemplated hereby. and that no broker or other poison, firm or entity other than said named Broker(s) Is entitled to any commission Or finder's fee in connection with said transaction Lessee and Lessor do each hereby agree to Indemnify, protect, defend and hold the other harmless from and against liability for compensation or charges which may be claimed by any such unnamed broker, finder or other similar party by reason of any demanding or actions of the indemnifying
Party, including any costs, expenses, and/or attorneys' fees reasonably incurred with respect thereto.

111.   Tenancy and Financial Statements.

16 1  Tenancy Statement Each Party (as
"Responding Party") shall within ten (10) days after written notice from the other Party (the
"Requesting Party") exercise, acknowledge and deliver 10 the Requesting Party a statement in writing in a form similar to the then most current "Tenancy Statement" but published by the American industrial Real Estate Association, plus such additional information, confirmation and/or statements as may be reasonably requested by the Requesting Party.

16 2 Financial Statement ii lessor desires to finance, refinance, or sell the Premises or the Building, or any part thereof, lessee and all Guarantors shall deliver to any potential lender or purchaser designated by lessor such financial statements of lessee and such Guarantors as may be reasonably required by such lender or purchaser, including but not limited to lessee's financial statements for the past three (3) years All such financial statements shall be received by lessor and such lender or purchaser in confidence and shall be used only for the purposes herein set forth.

17. lessor's liability. The term "Lessor" as used herein shall mean the owner or owners at the time in question of the fee title to the Premises in the event of a transfer of Lessor's title or interest in the Premises or/in this lease, lessor shall deliver to the transferee or assignee (in cash or by credit) any unused
Security Deposit held by lessor at the time of such transfer or assignment. Except as provided in Paragraph 15 3, upon such transfer or assignment and delivery of the Security Deposit, as aforesaid, the prior lessor shall be relieved of all liability with respect to the obligations and/or covenants under this Lease thereafter to be performed by the lessor Subject to the foregoing, the obligations and/or covenants in this lease to be performed by the lessor shall be binding only upon the lessor as hereinabove defined.

16.  Severability. lire invalidity of any
provision of this Lease, as determined by a court of competent 5urisdiction, shall in no way ailed the validity of any other provision hereof

19.  Interest on Pest-Due Obligations. Any
monetary payment due lessor thereunder, other than lab charges, not received by Lessor within ten (10) days following the date on which it was due, shall bear interest from the date due at the prime rate charged by the largest state chartered bank in the state in which the Premises are located plus four percent (4%) per annum, but not exceeding the maximum rate allowed by law, in addition to the potential late charge provided for in Paragraph 13.4

20,   Time of Essence. Time is of the essence
with respect to the performance of alt
obligations to be performed or observed by the
Parties under this lease.
21,    Rent Defined. All monetary obligations of
lessee to lessor under the terms of tins lease
are deemed lobe rent.
22.  Prior or other Agreements; Broker
Disclaimer. This lease contains all agreements
between the Parties with respect to any matter
mentioned herein. and no other prior or
contemporaneous agreement or understanding shall
be effective. lessor and lessee each represents
and warrants to the Brokers that it has made,
and is relying solely upon. its own
Investigation as to the nature, quality,
character and financial responsibility of the
other Party to this Lease and as of the nature,
quality and character of the Premises.  Brokers
have no responsibility with respect thereto or
with respect to any default or breach hereof by
either Party. Each Broker shall be an intended
third party beneficiary of the provisions of
this Paragraph 22.

23.  Notices.

23 1  Notice Requirements All notices required
or permitted by this lease shrill be in writing
and may be delivered in person by hand or by
messenger or courier service) or may be sent by
regular. certthed or registered mail or U.S.
Postal Service Express Mail, with postage
prepaid, or by facsimile transmission during
normal business hours, and shall be deemed
sufficiently given if sent in a manner specthed
in this Paragraph 23.  The addresses noted
adjacent to a Party's signature on this lease
shall be that Party's address for delivery or
mailing of notice purposes.  Either Party may by
written notice to the other specify a different
address for notice purposes, except that upon
lessee's taking possession of the Premises, the
Premises shall constitute lessor's address for
the purpose of mailing or delivering of notices
to lessee.   A copy of all notices required or
permitted to be given to lessor hereunder shall
be concurrently transmitted to such Party or
Parties at such addresses as lessor may from
time to time hereafter designate by written
notice to lessee

23 2 Date of Notice. Any notice sent by registered or certthed mail, return receipt requested. shrill be doomed given on the date of delivery stamp on the receipt card, or if no delivery date is shown. the postmark thereon. if sent by regular mail, the notice shall be deemed given forty eight (48) hours after the same is addressed as required herein and mailed with postage prepaid. Notices delivered by United
States Express Mail or overnight courier that guarantees next day delivery shall be deemed given twenty-four (24) hours after delivery of the same to the Untied Slates Postal Service or courier. If any notice is transmitted by facsimile or similar means, the same shall be deemed served or delivered upon telephone or facsimile confirmation of receipt of the facsimile of, provided copy is also delivered via delivery or malt. If notice is received on a Saturday or a Sunday or a legal holiday, it shall be deemed received on that business day

24.   Waivers. No waiver by Lessor of the
Default or Breach of any term, covenant or
condition hereof by Lessee, shall be deemed a
waiver of any other term. covenant or condition
hereof, or of any subsequent Default or Breach
by lessee of the same or any other term,
covenant or condition hereof.   Lessor's consent
to. or approval of, any such act shall not be
deemed to render unnecessary the obtaining of
lessor's consent to, or approval of. any
subsequent or similar act by lessee. or be
construed as the basis of an estoppel to enforce
the provision or provisions of this lease
requiring such consent regardless of Lessor's
knowledge of a Default or Breach at the time of
accepting rent, the acceptance of rent by Lessor
shall not be a waiver of any Default or Breach
by Lessee of any provision hereof. Any payment
given lessor by lessee may be accepted by Lessor
on account of moneys or damages the lessor,
notwithstanding any qualifying statements or
conditions made by Lessee in connection
therewith, which such statements and/or
conditions shall be of no force or effect
whatsoever unless specifically agreed to in
writing by Lessor at or before the time of
deposit of such payment.

25. Recording. Either lessor or lessee shall, upon request of the other, execute, acknowledge and deliver to the other a short form memorandum of lease for recording purposes. The Party requesting recording shall be responsible for payment of any lees or taxes applicable thereto.

26. No Right To Holdover. Lessee has no right to retain possession of the Premises or any part thereof beyond the expiration or earlier termination of this lease In the event that lessee holds over in violation of this Paragraph
26 then the Base Rent payable from and after the time of the expiration or earlier termination of this lease shall be increased to two hundred percent (200%) of the Base Rent applicable during the month immediately preceding such expiration or earlier termination. Nothing contained herein shall be construed as a consent by Lessor to any holding over by lessee.

27.  Cumulative Remedies.. No remedy or
election hereunder shall be deemed exclusive but shall, wherever possible, be cumulative with all other remedies at law or in equity.

2It.   Covenants and Conditions. All provisions
of this Lease to be observed or performed by
lessee are both covenants and conditions.
29.  Binding Effect; Choice of Law. This lease
shall be binding upon the Parties, their
personal representatives, successors and assigns
and be governed by the laws of the Slate in
which the Premises are located. Any litigation
between the Parties hereto concerning this lease
shall be initiated in the county in which the
Premises are located.
30.  Subordination: Attornment; Non-Distrubance.

30. 1 Subordination. This lease and any Option granted hereby shall be subject and subordinate to any ground lease, mortgage, deed of trust, or other hypothecation or security device
(collectively, "Security Device"), now or hereafter placed by lessor upon the real property of which the Premises are a part, to any and all advances made on the security thereof, and to alt renewals, modifications, consolidations, replacements and extensions thereof lessee agrees II rat the lenders holding any such Security Device shall have no duty, liability or obligation to perform any of the obligations of lessor under this Lease, but in the event of lessor's default with respect to any such obligation, lessee will give any lender whose name and address have been furnished lessee in writing for such purpose notice of Lessee's default pursuant to Paragraph 13.5. If any lender shall elect to have this lease and/or any Option granted hereby superior to the lien of its Security Device and shall give written notice thereof to lessee, this lease and such Options shall be deemed prior to such Security
Device, notwithstanding the relative dates of the documentation or recording thereof.

30.2 Attornment. Subject to the non-disturbance provisions of Paragraph 30.3. lessee agrees to attorn to a lender or any other party who acquires ownership of the Premises by reason of a foreclosure of a Security Device, and that in the event of such foreclosure, such new owner shall not be liable for any act or omission of any prior lessor or with respect to events occurring prior of acquisition of ownership,
(ii) be subject to any offsets or defenses which lessee might have against any prior lessor, or
(in) be bound by prepayment of more than one month's rent.

30 3  Non-Disturbance. With respect to Security
Devices entered into by Lessor after the execution of this lease, Lessee's subordination of this Lease shall be subject to receiving assurance (a "non-disturbance agreement") from the Lender that lessee's possession and If us lease, including any options to extend the term therof, will be disturbed so long as lessee is not in Breach hereof and attorns to the record owner of the Premises.

30 4 Self-Executing. The agreements contained in this Paragraph 30 shall be effective without the execution of any further documents:
provided, however, that upon written request from lessor or a lender In connection with a sate, financing or refinancing of Premises, lessee and lessor shall execute shall further writings as may be reliability required to separately document any such subordination or non-subordination, attornment and/or non-disturbance agreement as is provided for herein.

31.  Attorney's Fees. If any Party or Broker
brings an action or proceeding to enforce the terms hereof or declare rights hereunder. The
Prevailing Party has hereafter defined for any such proceeding, action, or appeal thereon, shall be entitled to reasonable attorneys' fees.
Such lees may be awarded in the same or
recovered in a separate suit, whether or not such action or proceeding is pursued to decision or judgment. The term "Prevailing Party" shall include, will without a limitation, a Party or Broker who substantially obtains or defeats the relief sought, as the case may be, whether by compromise settlement, judgment. or the abandonment by the other Party or Broker of its claim or defense. The attorneys' fee award shall not be computed in accordance with any court fee schedule. but shall be such as to fully reimburse all attorneys' less reasonably incurred. Lessor shall be entitled of attorneys' fees, costs and expenses incurred in preparation and service of notices of Default and consultations in connection therewith, whether or not a legal action is subsequently commenced in connection with such Default of resulting
Breach. Broker(s) shall be intended third party beneficiaries of this Paragraph 31.

32.   Lessor's Access; Showing Premises;
Repairs. Lessor and lessor's agents shall have the right to enter the Premises at any time, in the case of an emergency. and otherwise at reasonable times for The purpose of showing The same to prospective purchasers, lenders, or lessees, and making such alterations repairs, improvements or additions to The Premises or the Building, as lessor may reasonably deem necessary necessary at any future place or about the Premises or Building any ordinary "For
Sate signs and lessor may at any time during the last one hundred eighty (180) days of the term hereof place or about the Premises any ordinary
"For lease signs. All such activities of lessor shall be without abatement of rent or liability to lessee.

33.  Auctions. Lessee shall not conduct, nor
permit to be conducted, either voluntarily or involuntarily any auction upon the Premises without first having obtained lessor's prior written consent. Notwithstanding anything to the contrary in this Lease, lessor shall not be obligated to exercise any standard reasonableness in determining whether to grant such consent.

34.  Signs. Lessee shall not place any sign
upon the exterior of the Premises or the Building, except that lessee may, with lessor's prior written consent. install (but not on the roof) such signs as are reasonably required to advertise lessee's own business so tong as such signs are in a location designated by lessor and comply with Applicable requirements and the signage criteria established for the industrial
Center by lessor the installation of any sign on the Premises by or for Lessee shall be subject to the provisions of Paragraph 7 (Maintenance, repairs, Utility installations. Trade Fixtures)
Unless otherwise expressly agreed herein. Lessor reserves all rights to the use of the roof of the Building, and the right to install advertising signs of the Building, including the roof, which do not unreasonably inline with the conduct of lessee's business,' Lessor shall be entitled to all revenues from such advertising signs.

35. Termination; Merger. Unless specifically slated otherwise in writing by lessor, the voluntary or other surrender of this lease. by Lessee. the mutual termination or cancellation hereof, or a termination hereof by Lessor for Breach by lessee, shall automatically terminate any sublease or lesser estate in The Premises:
provided. however, lessor shall. in The event of any such surrender, termination or cancellation, have the option to continue any one or all of any existing sublenacies. Lessor's failure within ten (10) days following any such event to make a written election to the contrary by written notice of the holder of any such lesser interest shall constitute lessor's election to have such event constitute the termination of such interest.

36.   Consents.

(a) Except for Paragraph 33 hereof (Auctions) or as otherwise provided herein, wherever in this lease the consent of a Party is required to an act by or for The other Party. such consent shall not be unreasonably withheld or delayed.
Lessor's actual reasonable costs and expenses
(including but not limited to architects', attorneys', engineers' and other consultants'
fees) incurred in the consideration of, or response to, a request by lessee for any lessor consent pertaining to this lease or the Premises, including but not limited to consents to an assignment a subletting or the presence or use of a Hazardous Substance, shall be paid by lessee to lessor upon receipt of an invoice and supporting documentation thereto. In addition to the deposit described in Paragraph 12 2(e).
Lessor may as a condition of, considering any such request by lessee, require that lessee deposit with lessor an amount of money (in addition to The Security Deposit held under Paragraph 5) reasonably calculated by lessor to represent the cost Lessor will incur in considering and responding to lessee's request
Any unused portion of said deposit shall be refunded to lessee without interest. Lessor's consent to any act,. assignment of this lease or subletting of The Premises by lessee shall not constitute an acknowledgment that no Default or Breach by lessee of this lease exists, nor shall such consent be deemed a waiver of any then existing Default or Breach. Except as may be otherwise specifically stated in writing by Lessor at the time of such consent.

(b)  All conditions to lessor's consent
authorized by this lease are acknowledged by lessee as being reasonable The failure to specify herein any particular condition for lessor's consent shall not preclude The
Impositions by lessor at the time of consent of such further or other conditions as are then reasonable with reference to the particular matter for which consent is being given.

37.  Guarantor.

37.1 Form of Guaranty. It there are to be any Guarantors of this lease per Paragraph 1.11, the form of the guaranty, be executed by each such Guarantor shall be in the form most recently published by the American industrial Real Estate
Association, and each such Guarantor shall have the same obligations as lessee under this lease, including but riot limited to the obligation to provide the Tenancy Statement and information required in Paragraph 16.

37.2 Additional Obligations of Guarantor. It shall constitute a Default of The lessee under this lease if any such Guarantor fails or refuses upon reasonable request by Lessor to give; (a) evidence of the due execution of the guaranty called for by ibis lease, including the authority of The Guarantor (and of the party signing on Guarantor's behalf) to obligate such Guarantor on said guaranty, and resolution of its board of directors authorizing If re ri-raking of such guaranty. together with a certificate of incumbency showing the signatures of the persons authorized to sign on its behalf,
(b) current financial statements of Guarantor as may from time to time be requested by lessor,
(c) a Tenancy Statement. or (d) written
confirmation that the guaranty is still in effect.

38. Outlet Possession. Upon payment by lessee of the rent of the Premises and the performance of all of the convenants, conditions and provisions on lessee's part to be observed and performed under this Lease, lessee shall have quiet possession of the Premises for the other term hereof subject to all of the provisions of this lease.
39.  Options

39.1  Definition.  As used in this Lease, the
word "Option" has the following meaning: (a) the right to extend the term of this Lease or to renew this Lease or to extend or renew any lease that Lessee has on other property of Lessor; (b) the right of first refusal t lease the Premises or the right of first offer to lease the Premises or the right of first refusal to lease other proerty of Lessor or the right of first offer to lease other property of Lessor; (c) the right to purchase the Premises or the right of first refusal to purchase to Premises, or the right to first offer to purchase the Premises, or the right to purchase other property of Lessor, or the right to first refusal to purchase other proerty of Lessor, or the right of first offer to purchase other property of Lessor.

39.2  Options Personal to Original Lessee.  Each
Option granted to Lessee in this Lease is personal to the original Lessee named in Paragraph 1.1 hereof and cannot be voluntarily or involuntarily assigned or exercised by any person or entity other than said original Lessee is in full and actual possession of the Premises and without the intention of thereafter assigning or subletting. The Options, if any, herein granted to Lessee are not assignable, either as a part of an assignment of this Lease or seperately or apart therfrom, and no Option may be seperated from this Lease in any manner by reservation or otherwise.

39.3 Multiple Options. In the event that Lessee has any multiple Options to extend or renew this Lease, a later option cannot be exercised unless the prior Options to extend or renew this Lease have been validly exercised.

39.4  Effect of Default on Options.

(a) Lesse shall have no right to exercise an Option, notwithstanding any provision in the grant of Option to the contrary; (i) during the period commencing with the giving of any notice of Default under Paragraph 13.1 and continuing until the noticed Default is cured or (ii) during the period of time any monetary obligation due Lessor from Lessee is unpaid
(without regard to whether notice thereof is given Lessee), or (iii) during the time Lessee is in Breach of this Lease, or (iv) in the event that Lessor has given to Lessee three (3) or more notices of seperate Defaults under Paragraph 13.1 during the twelve (12) month period immediately preceding the exercise of the Option, whether or not the Defaults are cured.

(b) The period of time within which an Option may be exercised shall not be extended or enlarged by reason of Lessee's inability to exercise an Option because of the provisions of Paragraph 39.4(a)

(c) All rights of Lessee under the provisions of an Option shall terminate and be of no further force or effect, notwithstanding
Lessee's due and timely exercise of the Option, if, after such exercise and during the term of this Lease (i) Lessee fails to pay to Lessor a monetary obligation of Lessee for a period of thirty (30) days after such obligation becomes due (without any necessity of Lessor to give notice thereof to Lessee), or (ii) Lessor gives to Lessee three (3) or more notices of seperate
Defaults under Paragraph 13.1 during any twelve
(12) month period, whether or not the Defaults are cured or (iii) if Lessee commits a Breach of this Lease.

40. Rules and Regulations. Lessee agrees that if will abide by, and keep and observe all reasonable rules and regulations ("Rules and Regulations") which Lessor may make from time to time for the management, safety, care, and cleanliness of the grounds, the parking and unloading of vehicles and the preservafion of good order, as well as for the convenience of other occupants or tenants of the Building and the Industrial Center and their invitees

41.  SecurIty Measures. Lessee hereby
acknowledges that the rental payable to Lessor hereunder does not include the cost of guard service or other security mesures, and that Lessor shall have no obligation whatsoever to provide same. Lessee assumes all responsibility for the protection of the Premises, Lessee its agents and invitees and their property from the acts of third parties.

42. Reservations. Lessor reserves the right from time to time, to grant, without the consent or joinder of Lesse, such easements, rights of way, utility raceways and dedications that Lessor deems necessary, and to cause the recordation of parcel maps and restrictions, so long as such easements, right of ways, utility raceways, dedications, maps and restrictions do not reasonably interfere with the ise of the Premises by lessee. Lessee agrees to sign any document reasonably requested by Lessor to effectuate any such easement tights, dedication, map or restrictions.

43. Performance Under Protest. If at any time a dispute shall arise as to any amount or sum of money to be paid by one Party to the other under the provision s hereof the Party against whom the obligation to pay the money is asserted shall have the right to make payment "under protest" and such payment shall not be regarded as a voluntary payment and there shall survive the right on the part of said Party to institute suit for recovery of suchsum. If it shall be adjudged that there was no legal obligation on the part of said Party to pay such sum or any part thereof, said Party shall be entitled to recover such sum or so much thereof as it was not legally required to pay under the provisions of this Lease.

44.  Authority.  If either Party hereto is a
coporation, trust, general or limited
partnership, each individual executing this
Lease on behalf os such entity represents and warrants that he or she is duly authoirzed to execute and deliver this Lease on its behalf.
If Lessee is coproation, trust or partnership.
Lessee shall, within thirty (30) days after request by Lessee, deliver to Lessor evidence satisfactory to Lessor of such authority.

45. Conflict. Any conflict between the printed provisions of this Lease and the typewritten or handwritten provisions shall be controlled by the typewritten or handwritten provisions.

46.  Offer. Preparation of this Lease by either
Lessor or Lessee or Lessor's agent or Lessee's
agent and submission of same to Lessee or Lessor
shall not be deemed an offer to lease.   This
Lease is not intended to be binding until
executed and delivered by all Parties hereto.

47.  Amendments. This Lease may be modified
only in writing, signed by the parties in interest at the time of modification. The
Parties shall amend this lease from time to time to reflect any adjsutments that are made to the Base Rent or other rent payable under this Lease. As long as they do not materially change
Lessee's obligations hereunder, Lessee agrees to make such reasonable non-monetary modifications to this lease as may be reasonably required by an institutional Insurance company or pension plan Lender in connection with the obtaining of normal financing or refinancing of the property of which the Premises are a part.

48.  Multiple Parties. Except as otherwise
expressly provided herein, if more than one person or entity is named herein as either
Lessor or Lessee, the obligations of such multiple parties shall be the joint and several responsibility of all persons or entities named herein as such Lessor or Lessee.

LESSOR AND LESSEE HAVE CAREFULLY READ AND
REVIEWED THIS LEASE AND EACH TERM AND PROVISION
CONTAINED HEREIN, AND BY THE EXECUTINO OFT HIS
LEASE SHOW THEIR INFORMED AND VOFUDNTARY CONSNT
THEREOT.  THE PARTIES HEREBY AGREE THAT , AT THE
TIME THIS LEASE IS EXECUTED, THE TERMS OF THIS
LEASE ARE COMMERCIALLY REASONABLE AND EFFECTUATE
THE INTENT AND PURPOSE OF LESSOR AND LESSEE WITH
RESPECT TO THE PREMISES.

IF THIS LEASE HAS BEEN FILLED IN, IT HAS BEEN
PREPARED FOR YOUR ATTORNEY'S REVIEW AND
APPROVAL. FURTIIER, EXPERTS SHOULD BE CONSULTED
TO EVALUATE THE CONDITION OF THE PROPERTY FOR
THE POSSIBLE PRESENCE OF ASBESTOS, UNDERGROUND
STORAGE TANKS Of HAZARDOUS SUBSTANCES. NO
REPRESENTATION OR RECOMMENDATION IS MADE BY THE
AMERICAN INDUSTRIAL. REAL ESTATE ASSOCIATION OR
BY THE CONSEQUENCES OF THIS LEASE OR THE
TRANSACTION TO WHICH IT RELATES; THE PARTIES
SHALL RELY SOFELY UPON THE ADVICE OF THER OWN
COUNSEL AS TO THE LEGAL AND TAXX CONSEQUENCES OF
THIS LEASE.  IF THE SUBJECT PORPOERTY IS IN A
STATE OFTHER THAN COALIFORNIA, AN ATTORNEY FROM
THE STATE WHERE THE PROPERTY IS LOCATED SHOULD
BE CONSULTED.

The parties hereto have executed this Lease at the place and on the dates specthed above their respective signatures.


Executed at:   Northridge CA
On:            9-26-98

Executed at:   Santa Clarita
On:            9-24-98

By Lessor:

America-United Engterprises, Inc.
A California Corporation
By:  Arthur D'Egidio
Title:    Vice President
944 Glade Avenue
Chatsworth, CA 91311
818-886-0812
f)818-882-8498
Federal Tax ID:     95-280-4557

By Lessee:

Advanced Oxygen Technofogies, Inc, A Delaware
Corporation
By : Robert Woffe
Chairman of the Board and CEO
230 Park Avenue, Suite 1000
New York, NY 10169
212-808-3061, 805-298-3333
f) 212-808-3020 805-298-4388

BROKER:  Crissman Commercial Services, Inc.

John Erickson
VP Industrial/Office Properties
27674 Newhall Ranch Road, Unit 85 Valencia, CA
91355
805-295-9300
f) 805-295-0527

RENT ADJUSTMENT(S)

STANDARD LEASE ADDENDUM

Date September 23, 1998
By and Between (Lessor)  America United
Enterprises, Inc. a California Corporation

     (Lessee)       Advanced Oxygen
Technofogies, Inc., a Delaware Corporation


Address of Premises:     26883 Ruether Avenue1
Santa Clarita, CA  91351


Paragraph 49

RENT ADJUSTMENT(S)
In

Fixed rental adjustment(s)

The Base Rent shall be increase to the foflowing amounts on the dates set forth below:

On:

October 1, 1999               $4,275.00
October 1, 2000               $4,512.50
October 1, 2001               $4,750.00
October 1, 2002               $4,987.5

Unless specthed otherwise herein, notice of any such adjustments, other than Fixed Rental
Adjustments, shall be made as specthed in paragraph 23 of the Lease.

Broker's Fee

     The Brokers specthed in paragraph 1.10
shall be paid a Brokerage Fee for each
adjustment specthed above in accordance with paragraph 15 of the Lease.

ADDENDUM TO THE LEASE DATED SEPTEMBER 23,1998
BY AND BETWEEN
America-United Enterprises, Inc., a California
Corporation as "LESSOR"
AND
Advanced Oxygen Technofogies, Inc, a Delaware
Corporation as "LESSEE"
FOR THE PROPER~ LOCATED AT 26883 RUETIIER
AVENUE, SANTA CLARITA, CA 91351


The items below are incorporated as part of the principle Lease Agreement, as previously amended. In the event of an inconsistency, the inconsistent term or condition set forth in this Addendum shall govern the controf over the inconsistent portion for the principle Lease
Agreement.


50.  BASE RENT PAID UPON EXECUTION I Security
DEPOSIT I POSSESSION I EARLY
POSESSION:

50.1 Base Rent Paid Upon Execution and Security
Deposit. Upon full execution of this Lease
Agreement, Lessee shall pay Lessor, in the form of a Cashier's Check, its Security Deposit pursuant to paragraph 1.7. Upon completion of the Improvements outlined in paragraph 51 hereof, Lessee shall pay Lessor, in the form of a Cashier's Check, its Base Rent Paid Upon
Execution pursuant to paragraph 1.6(a) hereof

50.2 Possession. Lessee clearly understands and
agrees that under no circumstances shall Lessee
be granted Possession of the Premises until the
foflowing conditions have been met. 1) full
execution of this Lease by both Parties;  2)
Payment to Lessor, in the form of a Cashier's
Check, of Lessee's Base Rent Paid Upon Execution
pursuant to paragraph 1.6(a) hereof plus its
Security Deposit pursuant to paragraph 1.8;  3)
Lessee provides Lessor evidence of its required
insurance coverage pursuant to paragraph 8
hereof Lessee's failure to fulfill the
conditions of this provision 50.2 prior to the
Commencement Date shall not be considered a
Delay in Possession pursuant to paragraph 3.3
and any such delay shall not entitle Lessee to
any rent abatement 5 offsets or deductions and
shall not alter the Commencement Date and
Expiration Date herein.

50.3 Early Possession. In the event the
atorementioned conditions have been met by Lessee prior to the Commencement Date and Lessor has completed the Improvements outline in paragraph 51 hereof, Lessor may, at Lessor's discretion, grant Lessee Early Possession of the Premises, flee of Base Rent and Common Area
Operating Expenses, subject to paragraphs 1.4,
3.2 and 3.3 hereof

Broker(s) are hereby authorized by Lessor to provide Lessee a key to the Premises when all of the conditions contained in this paragraph 50 have been met.


51.  CONDITION OF PREMISES~1f~IlPROVEMENTS:
By taking possession of the Premises, Lessee accepts the Premises in its then "as is" condition and acknowledges that the Premises are ill good and satisfactory condition as of the time Lessee takes possession of the Premises, subject to the provisions of Paragraphs 2.2, 2.3 herein.

Notwithstanding the foregoing, Lessor, at its sofe cost, expense and effort shall perform the foflowing improvements as soon as reasonably and commercially possible foflowing full execution of this Lease Agreement.'

1)   Carpet the two (2) bullpen areas with
Building Standard Carpet Grade;
2)   Clean the existing carpeting in the
balance of the office area;
3)   Replace the missing interior doors and
frames with building standard doors and frames.

Lessee agrees to provide Lessor access to the Premises and to co-operate with Lessor and its contractor(s) in performance of the atorementioned improvements should Lessee take possession of the Premises prior to completion of same.


52.  SIGNS:
Lessee understands it is the intent of Lessor to have uniform sign controf of the Building of which the Premises are a part, and as such, all signs shall be subject to Lessor's prior written approval, which shall not be unreasonable withheld or delayed, the CC&Rs (if any), and all codes, ordinances and legislation of applicable governmental agencies. All Signs shall be of a size, cofor, configuration and placement designated by Lessor and comparable to existing signs, if any. Said signs shall be manufactured and installed at Lessee's sofe cost, expense and effort.


53.  ASSIGNMENT OF PARKING BY LESSOR:
It is the intention of Lessor, for the benefit of all tenants of the Building, that those portions of the Common area designated by Lessor for parking shall be utilized on an "unreserved" and "incommon" basis. in the event Lessor finds, in its sofe judgement, that it is necessary to assign or reserve vehicle parking spaces in order to prevent disputes between tenants, Lessee hereby agrees to comply fully with Lessor's parking space assignments, to park in only in its assigned or then Reserved Parking
Spaces and to comply with the applicable provisions of paragraphs 1.2(b) and 2.6 of this Lease.


54.  DRIVEWAY EASEMENT:
Lessee acknowledges that portions of the Common
Area designated by Lessor as driveways may be subject to reciprocal driveway easements with adjoining properties and usage agreements with other tenants of the industrial Center. Lessee further acknowledges that its right to use the driveways is nonexclusive and other tenants of the industrial Center and adjoining properties have the same rights. Lessee agrees it may not block, fence, or otherwise restrict the use of the driveways of the industrial Center.


55.  INTERRUPTION OF Service:
Lessor will not be liable for interruption to the telephone, plumbing, heating, ventilating, elevator, air conditioning, electrical or other mechanical systems or cleaning services by reason of accident, emergency, repairs, alterations or improvements, and not resulting from the intentional misconduct of Lessor or its agents. At any time during this Lease, any utilities or services may be conserved by Lessor without abatetment of rent or other expenses if undertaken by Lessor as required by any governmental authority.


56.  RULES AND REGULATIONS:
Lessee and its employees, agent and visitors will observe faithfully the Project's rules and regulations as promulgated by Lessor from time to time. The Lessor may issue such rules and regulations ill its reasonable discretion, providing that such rules and regulations do not unreasonable interfere with Lessee's Permitted
Use of the Premises and are similar in substance to rules and regulations of comparable industrial centers. Such rules and regulations, if any, will be considered to be part of this Lease, breach and default of which shall be subject to the provisions of paragraph 13 hereof
Lessor will not be liable to Lessee for the breach or default of any provision, in any lease, by any other tenant or party in the industrial Center.


57.  USE:
Broker(s) make no representation or warranty as to the suitability of the Premises for Lessee's intended use, as stated in paragraph 1.8 hereof, (i.e. compatibility of zoning) and Lessor and Lessee agree to hofd harmless and indemnify
Broker(s), and its agents for any conflicts which may occur. Furthermore, Broker(s) has recommended Lessee and Lessor contact the appropriate agency of the City of Santa Clarita and seek its approval prior to executing this document.


58.  COMMON AREA OPERATING EXPENSES:
Lessee's Share of Common Area Operating Expenses shall not exceed $237.50 per month at any time during the initial Term of the Lease.


59.  NO PRIOR AGREEMENTS:
This Lease supersede any and all written and verbal agreements between the Parties including the Lease dated August 26, 1998 which was executed sofely by Lessee.


CONSULT YOUR M~IORNEY/ADVISORS - This document has been prepared for approval by your attorney.
No representation or recommendation is made by Crissman Commercial Services, Inc. or the
America industrial Real Estate Association
Q~.LR.) or the agents or employees of this document of the transaction to which it relates.
These are questions (or your attorney.

On any real estate transaction, it is
recommended that you consult with a
professional, such as a civil engineer,
industrial hygienist or other person with experience in evaluating the condition of the property, including the possible presence of asbestos, hazardous materials and underground storage tanks.

111 addition, please be advised that an Owner or Tenant of real property may be subject to the America's with Disabilities Act (the ADA), a
Federal law codthed at 42 USC Section 12101 et seq. Among other requirements of the ADA that could apply to your property, Title m of the ADA requires Owners and Tenants of "public accommodations" to remove barriers to access by disabled persons and provide auxiliary aids and services for hearing, vision or speech impaired persons by January 26, 1992. The regulations under Title m of the ADA are codthed at 28 CFR
Part 36'.

Crissman Commercial Services, Inc. recommends that you and your attorney, engineer and/or architect review the ADA and the regulations, and, if appropriate, your proposed lease agreement, to determine if this law would apply to you, and the nature of the requirement.

