Form 10QSB
period 1998-12-31
ADVANCED OXYGEN TECHNOLOGIES INC
filed 1999-01-28
CIK 352991

U.S. SECURITIES AND EXCHANGE COMMISSION
         Washington, D.C. 20549

              FORM 10-QSB



(x)QUARTERLY REPORT PURSUANT TO SECTION 13
OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF
                  1934
For the quarterly period ended December 31, 1998

( )TRANSITION REPORT PURSUANT TO SECTION 13
OR 15 (d) OF THE SECURITIES EXCHANGE ACT
           COMMISSION OF 1934
For the Transition period from          To December 31, 1998

     Commission file number 0-9951

           ADVANCED OXYGEN TECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)

          Delaware            91-1143622
(State of Incorporation)      (IRS Employer
                              Identification No.)

          26883 Ruether Avenue
        Santa Clarita,  CA 91351
(Address of principal executive offices)

             (805)298-3333
      (Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filled by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                  No

The number of shares of common stock outstanding as of December 31, 1998 was 29,640,252.

Transitional Small Business Disclosure Format (check one):

Yes                           No   X

   ADVANCED OXYGEN TECHNOLOGIES, INC.


                 INDEX



PART 1 - FINANCIAL INFORMATION

Item 1.   Financial Statements

     Balance sheet as of December 31,1998

     Statement of income for the three month period ended
     December 31,1998

     Statement of cash flows for the three month period ended December 31, 1998

Item 2. Management's discussion and analysis of financial condition and results of operations

PART II: OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K
     Exhibit 1

Item 27. Financial Data Schedules

SIGNATURE


PART 1: FINANCIAL INFORMATION

Item I: Financial Statements

                         BALANCE SHEET ADVANCED OXYGEN
                  TECHNOLOGIES INC. FOR THE 3 MONTHS ENDING
                          DECEMBER 31, 1998 (UNAUDITED)



                              AOXY, Inc.
                             Balance Sheet
                           December 31, 1998
                                 ASSETS

Current Assets                                  12/31/98

Regular Checking Account                     <20,438.15>

Payroll                                        3,959.72
 Checking

Money Market                                 <13,863.21>
 Account

Money Market                                  <2,519.01>
 Savings

Client Fees A/R                              126,545.19

Contracts                                     53,146.99
 Receivables

K/A Receivables                               19,272.90

ITSMA Receivables                             <3,495.50>

Mecklermedia A/R                               2,742.59

Other Receivables                             <2,163.50>

Db Management A/R                              5,929.58

Inventory                                        156.26

Inventory                                      6,678.70

Inventory CD's                                  <200.00>

Total Current                                175,752.56
Assets


Property and Equipment

Furniture & Fixtures                          31,869.00

Office Equipment                              17,882.00

Equipment                                     98,858.00

Capitalized Equipment                         25,406.00

Other                                        911,391.00
 Depreciable Property

Accum. Depreciation-Furniture                 <3,391.86>


Accum. Depr. OfficeEquipment                  <1,788.00>


Accum. Depreciation-Equipment                <23,096.23>


A/D Capitalized Equipment                      <2118.00>

Accum.                                       <76,098.57>
 Depreciation Other

Total Property & Equipment                   978,913.34

Other Assets                                       0.00

Total Assets                               1,154,665.90


          LIABILITIES AND CAPITAL

CURRENT LIABILITIES

Accounts Payable                              10,753.90

Accounts Payable                             146,280.72

Sales Tax Payable                                <27.06>

Sales Tax Payable                              2,213.58

Health Care Contributions                      5,051.11

Federal Payroll Taxes Payable                 37,392.23

State Payroll                                  4,791.54
  Taxes Payable

SUTA Tax Payable                                <178.17>

State Tax Payable                                800.00

Total Current Liabilities                    207,077.85




LONG TERM LIABILITIES

Capital Lease Obligation                       23,637.00

Note Payable, Crossfield                        9,518.49

Note Payable, Crossfield                       <4,260.50>

Note Payable,                                 516,714.06
 IMA 550,000

Other Long-Term Liabilities                         1.00

Other Long-Term Liabilities                     7,188.00

TOTAL LONG TERM                               552,798.05
 LIABILITIES

TOTAL LIABILITIES                             759,875.90




CAPITAL

Beginning                       16,700.00
 Balance Equity

Preferred Stock                     50.00

Common Stock                   296,403.00

Paid-in-Capital             20,398,631.00

Retained Earnings          <20,444,662.14>


Net Income                              127,668.14

TOTAL CAPITAL                           394,790.00



TOTAL                                  1,154,665.90
LIABILITIES & CAPITAL





                      INCOME STATEMENT
                       ADVANCED OXYGEN
                      TECHNOLOGIES, INC.
            FOR THE 3 MONTHS ENDING DECEMBER 31, 1998
                         (UNAUDITED)


                           AOXY, Inc.
                        Income Statement
            For the Six Months Ending December 31, 1998


                            6 months  Year To Date

REVENUES

Income Consulting           5,200.00    105,200.00

CA Registrations           78,249.89    334,154.17

CD Sales Santa Clarita     90,982.93    145,056.93

CA Client Contract          1,102.88     12,190.19
 Income

CA Database Mgmt                0.00         85.00

Commission                      0.00     69,099.00

Bad Receivables           <80,309.57>   <91,433.16>
 Income

Other Income               18,916.26     18,916.26

Shipping Charges             1,842.20     4,052.15
 Reimbursed

TOTAL REVENUES             115,984.59   607,320.54



COST OF SALES

Cost of Goods                   29.63      5035.81
 Prod/Reg/ Spons

Cost of Sales Freight            0.00    <5,387.90>

Independent Contractor      19,258.01    52,339.75
 Commission

Royalty Fees on Sales      <85,436.71>   16,008.53

Purchase Returns               510.00       510.00
 and Allowances

TOTAL COST OF SALES        <65,639.07>   68,506.19

GROSS PROFIT               181,623.66   538,814.35



EXPENSES

IC Reimbursable Expense         51.00      411.00

Advertising Expense             16.00   <5,859.58>

Accounting/Prof. Fee        36,274.25   43,774.25

Bad Debt Expense           <45,554.00> <45,554.00>

Bank Charges                 3,895.83  16,810.85

Closing Costs                    0.00  26,910.15

Commissions & Fees Exp         354.77    <437.31>

Depreciation Expense        13,565.74  22,054.74

Dues and                     1,015.00   1,605.00
 Subscriptions Exp

Employee Benefit             6,154.21   7,556.38
 Program Expense

Freight Expense             <4,452.70>  <2,081.25>

Interest Expense            16,144.04   24,216.06

Laundry and                      0.00       <3.00>
 Cleaning Expense

Laundry and                    382.43    1,132.43
 Cleaning Expense

Legal and                  <24,821.00>  <24,821.00>
 Professional Expense

Legal and                   17,856.26    <8,259.89>
 Professional Expense

Maintenance Expense              0.00       718.00

Moving Expense                 971.36       971.36

Meals and                        0.00       <47.02>
 Entertainment Exp

Office Expense                 228.90     1,019.94

Payroll Tax Expense          5,768.35    13,639.45

Postage Expense              1,751.47     5,451.10

Printing and Reproduction    2,900.00    17,355.24

Professional                    40.00        40.00
 Salaries Billable

Share/Transfer                 235.00        235.00
 Agent Expenses

Professional                   <95.00>       <95.00>
 Salaries Non-Billable

Professional                     0.00        790.74
 Salaries Non-Billable

Rent or Lease Expense       11,466.50     16,229.00

Computer &                  16,535.10     23,455.88
 Equipment Leases

Repairs Expense                400.00         550.00

Transcribing Expense        18,028.31      34,819.74

Salaries Expense            53,487.49      90,566.57

Employee Commission Expense  2,154.73       7,345.72

Subcontract fees             5,159.00      15,594.18

Supplies Expense              <302.82>      2,717.39

Computer Software Upgrades   4,231.66       4,787.76

Telephone Expense           23,701.97      46,851.74

Travel Expense               4,168.93       8,723.47

Utilities Expense             <554.90>      1,981.59

Wages Expense               16,614.89      59,630.29

CA Overtime Wage Expense         0.00         146.25

Other Expense                    0.00         212.99

TOTAL EXPENSES             187,772.77     411,146.21



NET INCOME                  <6,149.11>     127,668.14


                                 AOXY, INC.
                            Statement of Cash Flow
                   For the six months ended December 31, 1998

                             Current Month  Year to Date

CASH FLOWS FROM
 OPERATING ACTIVITIES

Net Income                       <6,149.11> 127,668.14

Adjustments to
 reconcile net
 income to net cash
 provided by
 operating activities

Accum. Depreciation-Furniture       205.50    1,798.50

Accum. Dep. Office Equipment          0.00      894.00

Accum Dep. Equipment             13,210.63   18,153.63

A/D Capitalized Equipment             0.00    1,059.00

Accum. Depreciation                 149.61      149.61
 - Other

Money Market Acct                <9,122.51> <13,863.21>

Client Fees Receivables         <83,285.58> <29,154.18>

Contracts Receivable            <52,332.57> <52,332.57>

Knowledge Alliance Receivables   <7,450.40> <16,882.90>

ITSMA Receivables                27,600.50   36,160.50

DMDNY Receivables                 4,000.00    4,000.00

NMS Receivables                   1,190.00    1,190.00

M3 Learning                       4,590.00    4,590.00

Mecklermedia                         13.18    6,914.41
Internet World

Other Receivables                10,210.26   10,529.76

Database Receivables             <5,929.58>  <5,929.58>

A/R Reserve                     <45,554.00> <45,554.00>

Inventory                           <4.72>     <156.26>

Inventory                         <940.15>   <3,153.70>

Inventory CD's                       0.00       200.00

Accounts Payable                <1,681.86>      947.43

Accounts Payable                23,164.99    89,596.72

Accrued Expenses               <24,821.00>  <24,821.00>

Accrued Expenses                     0.00   <16,484.00>

Sales Tax Payable                  281.96       537.59

Health Care Contributions        1,226.49     3,700.17

Federal Payroll                 15,180.30    10,231.45
 Taxes Payable

State Payroll Taxes Payable        839.10     3,150.82

SUTA Tax Payable                    25.82        41.37

Payable to Client                    0.00   <61,418.00>

Deferred Income Commission           0.00    <7,681.00>

TOTAL ADJUSTMENTS               37,337.13   <55,859.02>

NET CASH PROVIDED BY            31,188.02    71,809.12
OPERATIONS

CASH FLOWS FROM
INVESTING ACTIVITIES USED
FOR NET CASH USED IN                 0.00         0.00
INVESTING



CASH FLOWS FROM
FINANCING ACTIVITIES
PROCEEDS FROM

Notes Payable Jens Olsen             0.00      8,400.00

Notes Payable Crossfield             0.00      4,037.50

Note Payable Crossfield              0.00      5,314.50

Note Payable Crossfield              0.00     10,000.00



Preferred Stock
 Used For

Notes Payable Jens Olsen             0.00     <1,740.50>

Notes Payable Jens Olsen             0.00     <8,400.00>

Note Payable Crossfield         <2,519.01>    <2,519.01>

Note Payable Crossfield         <4,500.00>   <19,500.00>


Note Payable IMA 550,000             0.00    <11,752.42>

Other Long Term Liabilities          0.00     <7,812.00>

Preferred Stock                      0.00    <10,000.00>

Net Cash Used in Financing      <7,019.01>   <33,971.93>

NET INCREASE <DECREASE>IN CASH  24,169.01     37,837.19


SUMMARY

Cash Balance at End           <18,997.44>    <18,997.44>
of Period

Cash Balance at                <6,355.76>     56,834.63
Beginning of
Period

Net Increase                  <25,353.20>    <37,837.19>
<decrease> in Cash


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     On March 9, 1998, pursuant to an Agreement for Purchase and Sale of Specified Business Assets ("Purchase Agreement"), a Promissory Note ("Note"),
 and a Security Agreement ("Security Agreement") all dated March 9, 1998, Advanced Oxygen Technologies, Inc.(the "Company") purchased certain tangible and intangible assets (the "Assets") including goodwill and rights under certain contracts, from Integrated Marketing Agency, Inc., a California Corporation ("IMA").

     The Company used the Assets to generate revenues from sales of Multi-Media CD-Roms, database management and fax broadcasting.

     Pursuant to an employment agreement dated March 09, 1998 between the Company and John Teuber ("Employment Agreement"), on September 04, 1998 the Company terminated John Teuber for cause without relinquishing any of its rights or remedies.

     Pursuant to the Note, the Purchase Agreement, and the Security Agreement between the Company and ("IMA"), the Company on September 04, 1998 exercised its right of Set Off" of the Note, as defined therein due to IMA's breach of numerous representations, warranties and covenants contained in the Note and certain ancillary documents.

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

     The Company entered into a lease agreement as contained in Exhibit I of the registrants SEC Form 10-QSB for the period ending September 30, 1998 with America-United Enterprises Inc. on October 01, 1998 and took possession of the 4700 of premises on November 06,1998 in Santa Clarita for its CA location. Currently, this is the only California location of the Company.

     On September 09, 1998 the Company appeared before the Santa Clarita
County small claims court to represent itself in a motion ("Motion") filed by a plaintiff, Alpha Graphics, against John Teuber for a judgement on July 06, 1998 from a case filed May 29,1998, to be amended to the Company.
The Motion was denied and the judgement was not amended to reflect the Company as a defendant.

     On November 6, 1998, the Company completed its move to its new California location, 28633 Ruether Avenue, Santa Clarita, CA 91351. Currently this location is the only location the Company has operations.

     On November 10, 1998 the Company entered into a lease (Lease attached hereto as Exhibit I) with NEC Leasing company for a lease of NEC NEAX 2000 IVS phone system for the Santa Clarita CA location.

On December 9, 1998 the company delivered to IMA, "Notification to Indemnifying Party and Demand for Indemnification for $2,251,266." Pursuant to the Note, the Purchase Agreement, the Security Agreement, and the Employment Agreement (collectively the "Agreements"), the Company demanded that IMA pay $2,251,266 or defend the Company against the Liabilities (as defined therein) due to, among other things, IMA's breach, representations, warranties, and violation of the Agreements.

The Company continues to explore potential mergers, acquisitions, sales and purchases with other companies.

Y2K (Year 2000 Problem)

     Y2K, or the Year 2000 Problem is a potential problem for computers whereby the system would not recognize the date 2000 as year 2000 but instead as 1900 due to the fact that the computer industry standard for dating was a 2 digit system and not 4 digits. Each date represented was the last two digits of the year, i.e.: 1998 was 98. This problem could render important computer and communication systems inoperable which could have a significant effect on the Company's operations. The
Company's current exposure to potential Y2K systems that would be affected could include (but not limited to): computers, telephones, all forms of electronic communications, switches, routers, software, accounting software, banking,electricity, credit card processors, electronic data exchange, security systems, fax broadcasting software and hardware, database software, archives, data, records, and others.

     In an effort to minimize the Company's exposure to the potential Y2K problem, the Company has contacted each of our vendors to assess how Y2K will effect our operations. Although some vendors make verbal assurances of Y2K compliance, there can be no certainty that the systems that the Company use will not be affected. AOXY continues to examine the risks associated with its most reasonably likely worst case Year 2000 scenarios. Scenarios might include a possible but presently unforeseen failure of key supplier or customer business, processes, or systems. These situations could conceivably persist for some months after the millennium transition and could lead to possible revenue losses. The Company also may not have the applicable capital resources to correct or replace certain systems to be compliant with Y2K. The Company may be able to replace or correct the Y2K problem within the organization, and still be affected by outside utilities and or vendors.

     The Company may not directly experience any effect from the Y2K problem, but the suppliers, vendors, clients or other associates of the Company, may be affected and could possibly cause the Company harm by loss of clients, loss of contracts, inability to receive supplies, etc. The Y2K element alone could significantly alter the Company's operations and profitability.


SIGNATURE

  In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 27, 1999     /s/ Robert E. Wolfe
                           Robert E. Wolfe, Chairman of the Board and
                           Chief Executive Officer and Principal
                           Financial Officer



Item 6.  Exhibits and Reports on Form 8-K
  (A) Exhibit 1
ADVANCED OXYGEN TECHNOLOGIES, INC.
26883 RUETHER AVE.
SANTA CLARITA, CA 91351

Date:   October 7, 1998

NEC America,  Inc.
Attention:  PALMA RIZZI
300 Frank W. Burr Blvd. 7th Floor
Teaneck, New Jersey 07666

Re: Lease Agreement/Master Lease Agreement/Schedule A/ dated between ADVANCED OXYGEN TECHNOLOGIES, INC. as Lessee and NEC America,
Inc. as Lessor.

Gentlemen:

This letter hereby authorizes NEC America, Inc. to amend and correct the above referenced documents and/or any and all other documents as it relates to the above captioned to read as follows:

TO:     PURCHASE OPTION: FAIR MARKET VALUE NOT TO EXCEED 40%
OF ORIGINAL COST

Such amendment shall have the same force and effect as if the Lease Agreement/Master Lease Agreement/Schedule A and/or any and all of the other related documents to the above captioned has originally so stated. NEC America, Inc. is hereby authorized to file and/or refile an original or a reproduction hereof as or with a financing statement(s) in all appropriate locations. The undersigned acknowledges and agrees that a copy, reproduction or facsimile of this letter shall have the same effect as having the original hereof.

Sincerely,

ADVANCED OXYGEN TECHNOLOGIES, INC.

By:

Robert E. Wolfe,  Chairman of the Board and CEO
Printed Name, Title

Accepted and Agreed to NEC America, Inc.

By:

16687October 7, 1998

NEC America, Inc. Leasing Operations
Phone number 201-287-8300   Fax number 201-287-9555

NEC AMERICA,  INC.
300 FRANK W. BURR BLVD., 7TH FLOOR, TEANECK, NJ 07666
(201) 287-8300   (201) 287-9555 FAX

LANDLORD INFORMATION

DATE:  10/15/98

LESSEE:     ADVANCED OXYGEN TECHNOLOGIES
            26883 RUETHER AVE.
            SANTA CLARITA, CA 91351


EQUIPMENT LOCATION:  26883 RUETHER AVE.
                     SANTA CLARITA, CA 91351

LANDLORD NAME:        America United Enterprises Inc.
ADDRESS:              9944 Glade Avenue
                      Chatsworth,  CA  91311

CONTACT:    John Capra

TELEPHONE: 818-886-0812

PLEASE SUPPLY LANDLORD INFORMATION FOR EQUIPMENT
LOCATION ADDRESS

APP#16687

CERTIFICATE OF ACCEPTANCE

NEC America,  Inc.
300 Frank W. Burr Blvd., 7th Floor    Lease Number: 100-1016687
Teaneck, NJ 07666      Schedule Number:_________

Tel:   (201) 287-8300 Fax: (201) 287-9555

We hereby acknowledge receipt of the Equipment described in the above-referenced Lease (the "Equipment") and after full inspection of the Equipment have found it to be fully installed and in good working condition and satisfactory for al1 purposes of the app1icab1e Lease Agreement or Lease Schedule we both signed.
We hereby irrevocably authorize you to pay for and purchase the Equipment.

TO THE EXTENT THAT THE COST OF THE EQUIPMENT INCLUDES ANY
MAINTENANCE /WARRANTY CONTRACT, WE CLEARLY UNDERSTAND
AND AGREE THAT YOU HAVE NO RESPONSIBILITY TO US OR ANYONE
ELSE IN CONJUNCTION WITH THE RESPONSIBILITIES AND
OBLIGATIONS OF THE SUPPLIER WITH RESPECT TO THE
MAINTENANCE/WARRANTY CONTRACT AND THAT YOU DO NOT AND
WILL NOT ACCEPT ANY OBLIGATION OF ANY TYPE TO PERFORM ANY
SERVICE, REPAIR, REPLACEMENT OR MAINTENANCE OF THE
EQUIPMENT, AND THAT YOU ARE NOT A  PARTY TO THE
MAINTENANCE/WARRANTY CONTRACT. IN ALL CIRCUMSTANCES, WE
UNDERSTAND AND AGREE THAT YOU WILL ONLY SEEK TO HAVE THE
SUPPLIER PERFORM UNDER THE MAINTENANCE/WARRANTY
CONTRACT AND REGARDLESS OF ANY DISPUTE OR DISSATISFACTION
WE MAY HAVE WITH THE SUPPLIER OR THEIR SERVICES, WE AGREE
TO CONTINUE TO PAY YOU ALL THE RENTALS DUE UNDER THE
AGREEMENT AND THE PAYMENT DUE UNDER THIS LEASE SCHEDULE.

We understand that based on representations made by us herein and elsewhere, that you are about to purchase the Equipment and pay the Supplier.

Lessee: ADVANCED OXYGEN TECHNOLOGIES
By:   ________________________
      Authorized Signature/Title

Date Signed: ____________

1016687


NEC
LEASE AGREEMENT  LEASE NUMBER 100-1016687-1

NEC America, Inc. 300 Frank W. Burr Blvd., New  Jersey 07666
Tel: (201) 287-8300
Fax: (201) 287-9555

LESSEE (LEGAL NAME & ADDRESS)
ADVANCED OXYGEN TECHNOLOGIES, INC.
26883 RUETHER AVE
SANTA CLARITA, CA 91351
CONTACT:    BOB WOLE
TELEPHONE:  805.298.3333

SUPPLIER
DIGITAL TELECOMMUNICATIONS, INC.
8138 FOOTHILL BOULEVARD
SUNLAND, CA 91040
CONTACT:    DON COPELAND
TELEPHONE:    818.951.5314

EQUIPMENT DESCRIPTION: NEC NEAX2000 IVS telephone system; NEAX
AD-40 VOICE MAIL Together with all accessories, additions and attachments thereto, replacements and substitutions therefor, now owned or hereafter acquired.

EQUIPMENT LOCATION: SAME AS ABOVE

RENTALS: PAYABLE
1 rentals of $10,057.00 each, plus applicable taxes followed by 39 rentals of $1,243.05 each, plus applicable taxes

ADVANCE RENTALS (NOT A DEPOSIT)
First rental totaling $10,057.00 plus applicable taxes.


PURCHASE OPTION: FAIR MARKET VALUE plus applicable taxes.

This is a legal document. You should make sure that you understand everything in this document before you agree to the terms by signing where indicated. Please read this document carefully. If you do not understand something you should contact a legal counselor for advice. From this point on, we may use the words you and yours to mean the Lessee as shown above. We may use the words we, us, and our to refer to the Lessor as shown below.

1. AGREEMENT to LEASE: We are the owners of the Equipment described above and on any Lease Schedule between you and us which we may agree to add to this Agreement in the future Under the terms of this Agreement we agree to provide the Equipment to you for your exclusive use in exchange for payment of Rentals and your continued performance of all of the obligations stated in this Agreement. You agree to make payments to us as described above under "Rentals" ["Rental Payments" or "Rent Payments"] and we agree to give you the exclusive use of the Equipment described above. You also agree to perform all of your obligations and to observe all of the conditions which apply to you and your use of the Equipment.
Whenever we refer to an obligation or a right under this Agreement, the same obligation or right is intended to apply to Equipment described in a Lease Schedule to this Agreement which incorporates these terms into a contract for additional equipment. ONCE WE ACCEPT THE AGREEMENT YOU MAY NOT
CANCEL IT DURING THE RENTAL PERIOD.

2.  PURCHASE OPTION:  We will notify you 30 days before the end of the Lease
Term) as defined in paragraph 3), about your option to purchase the Equipment. We may determine the fair market value based on our experience and sources which we believe are reliable. You do not have the right to participate in this determination or to object to the manner in which we determine the fair market value. If you agree to purchase the Equipment we will transfer all our rights in the
Equipment to you on an AS-IS BASIS, WITHOUT ANY EXPRESS OR IMPLIED WARRANTY.

3. RENT: The terms of this Agreement begin to apply to Equipment on the date the Equipment is delivered to you and will continue until you have met all of your obligations under the Agreement ["Lease Term"]. During the Lease Term you will pay Rental Payments, plus applicable taxes, when each payment is due, whether or not you receive an invoice from us. The Advance Rentals are due on the date you sign the Agreement. We will advise you when and where future Rental Payments are to be paid. If there is a change in the cost of the Equipment or other related expenses after you sign this Agreement or any Lease Schedule, you agree that we may increase the Rent and Purchase Option Price by as much as 20% without your consent. You authorize us to insert or correct missing or incorrect information on the Agreement and we will send you copies of any document which include such changes.

4. LATE PAYMENTS: In addition to our rights as stated under Section 17 REMEDIES, if we do not receive any Rental Payment or any other amount due from you when due, you agree to pay us a later charge equal to Five Dollars ($5.00) or five (5%) percent of the amount to paid on time for each month payment is not received by us, which ever amount is higher. If we are not legally permitted to charge this amount, you agree to pay us the maximum amount permitted by law.

5. DISCLAIMER OF WARRANTIES: YOU AGREE TO LEASE THE EQUIPMENT "AS IS"
AND UNDERSTAND THAT WE MAKE NO WARRANTIES, EXPRESS OR IMPLIED, CONCERNING
THE EQUIPMENT, INCLUDING, WITHOUT LIMITATION, ANY WARRANTY OF FITNESS
FOR A PARTICULAR PURPOSE OR OF MERCHANTABILITY.  YOU
HEREBY WAIVE ANY CLAIM (INCLUDING ANY CLAIM BASED ON
STRICT OR ABSOLUTE LIABILITY IN TORT) YOU MAY HAVE AGAINST
US OR ANY LOSS, DAMAGE (INCLUDING INCIDENTAL OR
CONSEQUENTIAL DAMAGES) OR EXPENSE RELATING TO THE
EQUIPMENT. YOU ARE AGREEING TO MAKE THE EQUIPMENT
AVAILABLE TO YOU BASED ON OUR UNDERSTANDING THAT YOU
HAVE SELECTED THE EQUIPMENT USING YOUR BEST JUDGEMENT
AND NOT ON THE BASIS OF ANY STATEMENTS OR
REPRESENTATIONS MADE BY US. YOU UNDERSTAND AND AGREE,
THAT NEITHER THE SUPPLIER OF THE EQUIPMENT NOR ANY AGENT
OF THE SUPPLIER OF THE EQUIPMENT, IS AUTHORIZED TO CHANGE
OR RELEASE ANY TERM OR CONDITION OF THIS AGREEMENT. NO
STATEMENT ABOUT THE EQUIPMENT OR ANY OTHER MATTER BY
THE SUPPLIER OR ITS AGENTS WILL AFFECT YOUR DUTY TO
PERFORM YOUR OBLIGATIONS AS SET FORTH IN THIS AGREEMENT.
We agree however, to the extent the manufacturer or vendor of the Equipment has provided us warranty rights and to the extent we are able to do so, to assign all of those warranty rights to you. If we are funding an Equipment maintenance for you, you understand that we are not responsible for the quality of the maintenance services. If you have dispute regarding maintenance service you agree that you may continue to make payments as required under this Agreement and resolve any complaints or claims involving maintenance with the maintenance provider.

6. NATURE OF THE PAYMENT OBLIGATION: You agree that you are unconditionally obligated to make all Rental Payments and other amounts due for the entire Lease Term even if you cannot use the Equipment or the Equipment is not functioning properly or is damaged or destroyed. You cannot withhold or reduce your payments under this Agreement whether or not we or anyone to whom we transfer this Agreement, owe you a debt or is subject to any type of claim you may have under this Agreement or on any other basis.

7.  ASSIGNMENT: YOU MAY NOT SELL, TRANSFER, ASSIGNOR
SUBLEASE OR IN ANY WAY DISPOSE OF OR OTHERWISE RELINQUISH
POSSESSION OR CONTROL OF ALL OR ANY PART OF THE EQUIPMENT.
ON THE OTHER HAND, WE MAY SELL, ASSIGN OR TRANSFER OUR
RIGHTS AND OBLIGATIONS UNDER THIS AGREEMENT AND TO THE
EQUIPMENT WITHOUT NOTICE TO YOU. IF WE DO SO, YOU AGREE
THAT THE NEW LESSOR WILL HAVE THE SAME RIGHTS AND
BENEFITS THAT WE NOW HAVE BUT WE WILL STILL HAVE THE
SAME OBLIGATIONS TO YOU UNDER THIS AGREEMENT. YOU AGREE
THAT THE RIGHTS OF THE NEW LESSOR WILL NOT BE SUBJECT TO
ANY CLAIMS, DEFENSES OR SETOFFS THAT YOU MAY HAVE
AGAINST US.

8. ENTIRE AGREEMENT: This Agreement contains our entire agreement and supersedes any conflicting provision of any contract, purchase order or any other verbal or written agreement. No term or provision of this Agreement may be amended, altered, waived, discharged or terminated except by a written instrument signed by the Lessor and Lessee, and in compliance with Section 2A-208(2) of the New York Uniform
Commercial Code requiring a separate signature.

Lessee initials _________

By signing this Agreement you are confirming to us that you have read all of the terms on the face and reverse of this Agreement and if this is signed by your agent, the signer represents to us that he or she has authority to sign this Agreement and agree to the terms on behalf of the Lessee. LESSEE WARRANTS THAT EQUIPMENT IS FOR COMMERCIAL USE ONLY.

LESSOR: NEC AMERICA, INC.

By: __________
Authorized Signature
Printed Name, Title
Date

LESSEE: ADVANCED OXYGEN TECHNOLOGIES, INC.
By:
Authorized Signature
Chairman of the Board, CEO
Printed Name, Title
Witnessed by:


9. MAINTENANCE. USE, INSPECTION,
LOCATION AND ALTERATIONS: You agree to
(a) maintain the Equipment in good condition; (b) maintain for the Lease Term a maintenance contract acceptable to us for the Equipment with a manufacturer authorized dealer; and (c) provide us with a copy of the contract. The Equipment shall be used and operated by you only in the ordinary conduct of your business by your qualified employees and in accordance with all applicable operating instructions, and applicable governmental laws, rules and regulations. Upon reasonable prior notice, you shall make the Equipment and all related components available to us for inspection during normal business hours at the location of such equipment. The Equipment shall not be removed from the location specified in the Agreement without our written consent. You agree not to make or permit anyone else to make any alterations or modifications to the Equipment without our prior written consent.
10.    TITLE: We own the Equipment and
except for your right to use the Equipment as described in this Agreement, no one else has any rights in the Equipment. You agree that you will at all times keep the Equipment free from any claims such as mortgages, liens or security interests. If anyone else advises you that they have a claim regarding the Equipment, you agree to advise us immediately. Unless that claim results from some action or inaction on our part, you agree to take any action which we believe is reasonably necessary to defend our title to the Equipment, at your expense.
11.    TAXES: You agree to pay us, when due,
all taxes, fines and penalties relating to this Agreement or to the Equipment that are now or in the future assessed or levied by any state, local or other government authority. We will file all personal property, use or other tax returns, required by law and you agree to pay us a fee for making such filings. We do not have to contest any taxes, fines or penalties. You will pay estimated property taxes whenever invoiced by us.
12.    INDEMNITY: We are not responsible for
any injuries, damages, penalties, claims or losses, including legal expenses, incurred by you or any other person that may be caused by the manufacture, installation, use, maintenance, condition, return or disposition of the Equipment.
You agree to defend us against any claims for such losses, damages, penalties, claims, injuries or expenses and to pay on our behalf, any fines, judgments, penalties or costs which may be charged to us on account of the same. This obligation continues even after the Agreement has expired.
13.    INSURANCE: You agree to provide and
maintain at your expense (a) insurance against loss, theft, damage or destruction to the Equipment, for the full replacement value, naming us as loss payee; and (b) public liability and property damage insurance naming us as additional insured. Such insurance must require thirty (30) days prior written notice to us (or any of our successors or assignees) before the coverage lapses or is canceled or before it materially changes. You agree to provide us with certificates or other evidence that you have obtained insurance. If you do not provide evidence of insurance acceptable to us within 1 0 days after our request, then we may either obtain insurance at your expense or treat your failure to provide insurance as a failure to perform your obligations under this Agreement. If any insurance proceeds are paid as a result of loss or damage to the Equipment, so long as you are not in default under this Agreement or any other obligation to us, we may: (I) use the insurance proceeds to repair or replace the Equipment, or (ii) apply the insurance proceeds toward your obligation under this Agreement. You hereby appoint us as your attorney-in-fact to make claims for, receive payment of, and execute and endorse all documents, checks, or drafts for loss or damage under any insurance policies.
14.    RISK OF LOSS:  Upon delivery of the
Equipment to you, you will be responsible for the risk of loss, damage, theft or destruction of the Equipment or any part thereof, from any and every cause whatsoever, until it is returned to us. No loss, damage, theft or destruction will free you from your obligation to pay Rent or to comply with any other provision of this Agreement. In the event of damage to any part of the Equipment, you will immediately repair the Equipment at your own expense, and return the Equipment to its previous condition, unless it cannot be repaired. If the Equipment is lost, stolen, destroyed or irreparably damaged from any cause whatsoever, you must promptly notify us and at our option, (a) replace the Equipment with like equipment in good condition and working order acceptable to us and transfer title to the replacement equipment to us, free and clear of all liens, claims and encumbrances, which equipment will then become subject to the Agreement; or (b) pay us the present value (discounted at the rate of 6%) of the amount equal to all unpaid Rentals due or to become due under this Agreement, plus the then fair market value of the Equipment As defined in Section 2
(the Residual Value) with respect to the affected equipment, less the net amount of the recovery, if any, actually received by us from insurance or otherwise for such loss, damage. theft or destruction. After compliance with this provision to our satisfaction, and provided you are not in default under this Agreement, you shall be subrogated to our rights with respect to any insurance policies or claims for reimbursement by others with respect to such loss, damage, theft or destruction.
Once we receive such payment in full, together with any Rent and other amounts due under this Agreement, the Agreement will automatically terminate as to such Equipment, and our right title and interest in the Equipment shall immediately without further action pass to you, on an as-is where-is basis, without recourse or warranty.
15.    RETURN OF EQUIPMENT:  When the
Lease Term for Equipment ends or upon demand as permitted under Section 17, you must return all Equipment to us to any location we select within the Continental United States in accordance with instructions we will provide to you, clean, and in good operating condition and repair, freight prepaid and insured. You will continue to make
Rental Payments after the lease expires until the Equipment is returned to us. You agree to pay us the replacement cost and/or the repair and refurbishing cost, including cleaning, for an amount designated by us, if the Equipment is returned damaged, incomplete, or shows signs of excessive wear and tear, within 10 days of our request.
16.    DEFAULT: The failure to comply with
the terms of this Agreement is referred to as a Default. You are in default under this Agreement if: (i) we do not receive any Rental Payment or other payment when due; or (ii) you or anyone who has guaranteed your obligations to us breaks any promises in this Agreement or any guaranty and does not correct the problem within 10 days after we send you written notice; or (iii) you or any of your guarantors become insolvent, are liquidated or dissolved, merge with another person, transfer substantially all of your or their stock or assets, stop doing business or assign your or their rights or property for the benefit of creditors; or (iv) a petition is filed by or against you or any of your guarantors under any bankruptcy or insolvency law; or (v) without our written permission in advance, you try to move, sell transfer, pledge, part with possession, sublet or permit a lien to be filed on our Equipment; or (vi) any representation or warranty made by you in this Agreement or any related document is false or misleading at any time in any material respect, or (vii) if you are declared in default by anyone from whom you borrowed money.
17.    REMEDIES: Upon the occurrence of any
Default, we may, with or without notice to you, exercise any one or more of the following remedies, at our sole discretion:
a) Require you, at your own expense, to return the Equipment in accordance with Section 15, or we, at our option, may enter upon the premises where the Equipment is located and peaceably repossess and remove the Equipment; (b) Declare immediately due and payable all Rental Payments and other amounts due and Residual Value to become due under this Agreement; (c) Recover from you, as liquidated damages for loss of the benefit of our bargain and not as a penalty, an amount, (the "Default Payment') equal to the sum of: if all accrued and unpaid Rent and other amounts due under the Agreement through the date we have declared a Default, plus ii) the present value discounted at the rate of 6% of the sum of
(A) all amounts to be paid under the Agreement for the balance of the Lease Term, plus B) the Residual Value, plus iii) Interest at 18% per annum on the sum of items (i) and (ii) accruing form the date we declare a Default through the date we receive such payment, plus all reasonable attorneys' fees and other expenses and costs incurred by us relating to the enforcement of our rights under this Agreement; (d) Sell by public or private sale, re-

lease, hold, retain or otherwise dispose of the Equipment in any manner we choose, free and clear of any claims or rights you may have and we may recover from you as liquidated damages for loss of the benefit of our bargain and not as a penalty: i) if we hold and/or retain the Equipment, the Default Payment; ii) If we re-lease the Equipment, the Default Payment less the present value of the rents to be received by us for such releasing discounted at the rate of 6% and less the Residual Value; or iii) if we sell or otherwise dispose of the Equipment, the Default Payment less the net proceeds received by us from such sale or other disposition; e) Upon notice to you, we may terminate this Agreement, sue to enforce your performance under this Agreement and/or exercise any other right or remedy then available to us at law or equity. If we exercise any of the remedies identified above, it will not constitute a termination of this Agreement unless we notify you in writing.
No failure or delay on our part to exercise any right or remedy under this Agreement will operate as a waiver of our rights to exercise any such right or remedy. No express or implied waiver by us of any Default will constitute a waiver of any other
Default committed by you or a waiver of any of our rights. No remedy in this section is intended to be exclusive, but each shall be cumulative and concurrent to the extent permitted by law, and will be in addition to any other remedy referred to above or otherwise available to us in law or equity.
18.    LESSEE'S WAIVERS: To the extent
permitted by applicable law, you hereby waive any and all rights and remedies made available to you by sections 2A-508 through 2A-522 of the New
York Uniform Commercial Code, including but not limited to your rights to: i) cancel this Lease; ii) repudiate this Lease; iii) reject the Equipment; iv) revoke acceptance of the Equipment; v) recover damages from us for any breach of warranty or for any other reason; vi) hold a security interest in the Equipment in your possession or control for any reason; vii) deduct from payments to us, all or any part of any claimed damages resulting from our default, if any, under this Agreement; viii) accept partial delivery of the Equipment; ix)'cover' by making any purchase or lease, or contract to purchase or lease, equipment in substitution for Equipment to be leased from us; x) recover any general, special. incidental or consequential damages, for any reason whatsoever; and xi) bring a proceeding for specific performance, replevin, detinue, sequestration, claim and delivery or the like for any Equipment identified to this Agreement. To the extent permitted by applicable law, you also hereby waive any rights now or hereafter conferred by statute or otherwise which may require us to sell, lease or otherwise use any Equipment to reduce our damages as set forth in
Section 17 of this Agreement or which may otherwise limit or modify any of our rights or remedies under Section 17.
19.    MISCELLANEOUS, NOTICE: a) If you
or we are required under this Agreement to notify the other of any matter, the notice must be sent by certified first class mail, postage prepaid, or by a reputable overnight delivery service, to the address shown above. If you or we have listed a facsimile number at the beginning of this Agreement, a notice may be sent by facsimile to that number.
The address or facsimile number may be changed by notifying the other party in writing. Notices sent by overnight delivery or by facsimile will be considered effective when received. Notice sent by first class mail will be effective on the third business day after deposit in the U.S. Mail. b) If a court determines that any part of this Agreement cannot be enforced you and we agree to comply with all other parts of this Agreement. c) YOU
GIVE US OR OUR AGENT( S) THE RIGHT TO SIGN IN YOUR NAME AND FILE A FINANCING STATEMENT IDENTIFYING OUR RIGHTS IN THE EQUIPMENT, WITH
THE GOVERNMENT OFFICE RESPONSIBLE FOR MAINTAINING THESE FILES d) IF
THERE IS A DISPUTE BETWEEN US, YOU AGREE THAT THE DISPUTE WILL BE
RESOLVED BY APPLYING THE LAWS OF THE STATE OF NEW YORK. e) The headings of this Agreement have been inserted for convenience only and should not be considered as defining our rights and obligations. f) Any action brought by you against us under this Agreement must be commenced within one (1) year after the claim arises or it will be considered released. g) WE
AND YOU AGREE TO GIVE UP THE RIGHT TO TRIAL BY JURY IN ANY AND ALL
ACTIONS  OR  PROCEEDINGS  OF  ANY KIND,  NATURE,  OR  DESCRIPTION
WHATSOEVER ARISING OUT OF. UNDER,OR BY REASON OF THIS AGREEMENT. This waiver also applies to proceedings brought to determine the interpretation or validity of any part of this Agreement.
This clause will survive the expiration or the termination of this Agreement.


Item 27.  Financial Data Schedules




 P:\edgar\filings\working10Q1-7-99.doc