Form 10KSB/A
period 1998-06-30
ADVANCED OXYGEN TECHNOLOGIES INC
filed 1999-04-28
CIK 352991

U. S. SECURITIES AND EXCHANGE COMMISSION
          Washington, D. C.  20549
                 FORM 10-KSB

      (X)  ANNUAL REPORT PURSUANT TO SECTION
 13 OR  15 (d)OF THE SECURITIES EXCHANGE ACT
                  OF  1934
   For the fiscal year ended June 30, 1998
        Commission file number 0-9951

        ADVANCED OXYGEN TECHNOLOGIES, INC.
  (Name of small business Issuer in its charter)

    Delaware                        91-1143622
(State of incorporation)    (I.R.S. Employer Identification No.)

                       c/o Crossfield
                   230 Park Avenue, Suite 1000
              New York, NY                       10169
(Address of principal executive offices)        (Zip Code)

                          805-298-3333
        (Issuer's telephone number, including area code)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ x ]

For the year ended June 30, 1998, Issuer's revenues were
                  $344,743

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

                       Yes  ___    No     X


PART I...................................................................4
      ITEM 1. DESCRIPTION OF BUSINESS ...................................4
      ITEM 2. DESCRIPTION OF PROPERTY....................................7
      ITEM 3. LEGAL PROCEEDINGS..........................................7
      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .......7

PART II. .............................. . . . . . . . . . . . . . . . . .7
      ITEM 5. MARKET OF REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS....................................................7
      ITEM 6. PLAN OF OPERATION..........................................8
      ITEM 7. FINANCIAL STATEMENTS.......................................9
              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ........9
               Advanced Oxygen Technologies Balance Sheet June 30, 1998.10 Statement of Operations for the Year ended June 30, 1998.11
               Statement of Shareholders Equity, June 30, 1998......... 12
               Statement of Cash Flow for the Year ended June 30, 1998..14
               Notes to Financial Statements............................15
      ITEM 8. Changes in and Disagreements with Accounts on Accounting and
               Financial Disclosure. . . .............................. 23

PART III . . . . . . . . . . . . . . . . . .............................23
      ITEM 9.  Directors and Officers of the Registrant................ 23
      ITEM 10. Executive Compensation ..................................24
      ITEM 11. Security Ownership of Certain Beneficial Owners
               and Management.......................................... 27
      ITEM 12. Certain Relationships and Related Transactions.......... 28
      ITEM 13. Exhibits and Reports on Forms 8-K....................... 28
          SIGNATURES .................................................. 30
          Exhibit 1.................................................... 31

                   PART I

ITEM 1-  DESCRIPTION OF BUSINESS

The Patent Sale and Cessation of Business
          Advanced Oxygen Technologies, Inc. ("Advanced
Oxygen Technologies",  "AOXY", "AOT" or the
"Company"), incorporated in Delaware in 1981 under the name Aquanautics Corporation, was, from 1985 until May
1995, a development stage specialty materials company producing new oxygen control technologies.
       On May 1, 1995, the Company sold its patents, and all related technology and intellectual property rights
(collectively the "Patents Rights") to W. R. Grace & Co.
Conn., a Connecticut corporation ("Grace"). The price for the Patents Rights was $335,000, in cash, and a royalty as described below. Of the cash, $100,000 was paid to the Company prior to the closing and used to cover the Patent
Sale's transnational costs and to preserve the Patent Rights. The remaining $235,000 was paid at the closing of the sale of the Patent Rights (the"Patent Sale").
        In addition to the $335,000, the Company was to receive a royalty until April 30, 2007 of two percent (2%) of the net sales price of (a) all products sold by Grace that include as a component, material that absorbs, bars, climinates, extracts and/or concentrates oxygen that, but for the purchase of the Patents Rights, would fringe the Patents Rights, and (b) any mixture or compound (other than a finished product) which includes as a component material that absorbs, bars, climinates, extracts and/or concentrates oxygen that, but for the purchase of the Patent Rights, would infringe the Patent Rights. If Grace Licenses the Patent Rights during the first three years after the Closing to a third party (other than a Grace affiliate), the Company will receive 50% of the royalties received by Grace form such third party but will not receive the 2% royalty on either products or material sold by or to that third party.
         The Company has agreed to indemnify Grace for any out of pocket costs incurred because of claims, litigation, arbitration or other proceedings (a) relating to the validity or ownership of the Patent Rights, (b) any infringement by the Patent Rights of any other patent or trademark owned by a third party, (c) any breach by Company of its representations, warranties, covenants in the Purchase Agreement or (d) arising from any state of affairs existing at Closing which was not disclosed by the company to Grace. If in any one year
Grace incurs costs covered by this indemnity, the indemnity is for all such costs up to $75,000 and for 50% of such costs over $75,000. Amounts due Grace under the indemnity would be paid by withholding royalties form Company.
     In August 1994, in order to retain senior management, the Company agreed to pay Mr. Kopetz, Ms. Castle, and David Overmyer, the Company's then controller, a bonus if the Company successfully completed a sale of the Company or its technology by May 31, 1995. The bonus was equal to 5% of the first million dollars of the gross proceeds from such sale, 4% of the next million dollars of such gross proceeds, 3% of the third million, 2% of the fourth million and 1% of all amounts received from the sale of over $4 million. This bonus was shared equally by Mr. Kopetz, Ms. Castle, and David Overmeyer. Upon the Closing, they received an aggregate of $16,750, or $5,583.33 each.
          In addition, certain of the directors advanced $275,000 to the Company in August 1994 (the "Directors Loans").
None of these advances has been repaid. They will be repaid from the royalties, if any. The Board retained for the Company $57,000 from the proceeds of the Patent Sale so that the Company could exist for a period of time to allow it to search for and negotiate with possible acquires of the corporate shell and/or its net operating loss carry forwards.

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

Company/Individual               # OF SHARES            %

Robert E. Wolfe                     50,000 shares        0.17%
Triton-International               375,000 shares        1.26%
Crossland, Ltd. (Blze)           6,312,500 shares       21.30%
Crossland, Ltd.                  5,937,500 shares       20.03%
Coastal Oil, Ltd.                5,937,500 shares       20.03%
Eastern Star, Ltd.               5,937,500 shares       20.03%


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

Acquisition or Disposition of Assets, March 09,1998.
          On March 9, 1998, pursuant to an Agreement for Purchase and Sale of Specified Business Assets, a Promissory Note, and a Security Agreement all dated March 9, 1998, Advanced Oxygen Technologies, Inc.(the "Company") purchased certain tangible and intangible assets (the "Assets") including goodwill and rights under certain contracts, from Integrated Marketing Agency, Inc., a California Corporation ("IMA"). The assets purchased from IMA consisted primarily of furniture, fixtures, equipment, computers, servers, software and databases previously used by IMA in its full service telemarketing business. The Company intends to employ the assets purchased from IMA for the purposes of Database Management Services. The purchase price consisted of delivery at closing by the Company of a $10,000 down payment, a Promissory Note in the amount of $550,000 payable to IMA periodically, with final payment due on April 10, 2000 and accruing compounded interest at a rate of nine percent (9%) per annum, and 1,670,000 shares of convertible, preferred stock, par value $.01 per share, of the Company (the "Preferred Stock"). The Preferred Stock is automatically convertible into shares of the Company's common stock, par value $.01 per shares (the "Common
Stock"), on March 2, 2000, at a conversion rate which will depend on the average closing price of the Common Stock for a specified period prior thereto. The purchase price was determined based on the fair market value of the purchased assets. The down payment portion of the purchase price was drawn from cash reserves of the Company, and the cash required for payments due under the Promissory Note will be generated by future revenues from the Company's business.

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

     At September 30, 1998, the closing bid price of the Company's Common Stock as reported by the National
Quotation Bureau, Inc, was $0.045.

ITEM 6.  PLAN OF OPERATION.

Business Plan
          The Company currently has two locations. The location in New York is the headquarters for the Company and is the location for most of the administrative operations and through June 30, 1998 was offered to the Company on a month to month basis at no cost from Crossfield, Inc. Robert E. Wolfe is president of Crossfield, Inc. The location in Santa Clarita, CA is the location for most of the operations. The Company is currently looking to rent space office space in the Santa Clarita, CA area. The Company currently has four areas of concentration: CD-ROM production/sales, event sales, database management and fax broadcasting.
          The Company began producing and selling educational CD-ROMS in March. The content of the CD-ROMS are from conferences, held be clients of the Company. AOXY produces a CD-ROM of the conferences including the audio, video, graphics and verbatim transcripts of the conferences, and then sells them. The sales efforts are conducted at the conference and through the Santa Clarita CA location. In addition, the Company began selling event registrations for conferences that AOXY is producing CD-ROMS. The
Company sells the events through fax broadcasting, direct mail, and telemarketing from Santa Clarita CA.
          In March AOXY began database management which includes managing client databases, assisting clients in effective marketing with databases, providing database information to clients, and utilizing and structuring databases for fax broadcasting. Currently the Company has the ability to fax broadcast or email broadcast to a large number of contacts.

Client and Industry Representation
          During this reporting period, 3 client contracts were concluded. There were 4 active clients as of June 30, 1998. Because the company represents a variety of clients in a variety of industries, the operation of each client account is unique. The database for each client account is unique to its industry and may include vendor companies, end-user companies, service organizations and all sales and marketing channels.

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

ITEM 7.  FINANCIAL STATEMENTS

Advanced Oxygen Technologies, Inc. Audited Financial
    Statements; Year Ended June 30, 1998

     REPORT OF INDEPENDENT CERTIFIED PUBLIC
     ACCOUNTANTS
Board of Directors and Shareholders Advanced Oxygen
Technologies, Inc.:

We have audited the accompanying balance sheet of Advanced Oxygen Technologies, Inc. as of June 30, 1998, and the related statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Oxygen Technologies, Inc. as of June 30, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.
As shown in the financial statements, the Company incurred a net loss of $257,301 during the year ended June 30, 1998, and, as of that date, the Company's current liabilities exceeded its current assets by $713,888. These factors, among others, as discussed in Note 1 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Singer Lewak Greenbaum & Goldstein, llp Los Angeles,
California  September 30,1998

                Advanced Oxygen Technologies, Inc,
                  Balance Sheet June 30,1998

 Assets

 Current

 Accounts receivable, net allowance for
 Doubtful Accounts of $45,554                     $65,509

 Consulting Fees receivables                       50,000

 Inventory                                          3,525

 Total Current Assets                             119,034

 Furniture and Equipment, net of accumulated
 depreciation of $8,489                           165,526

 Capitalized cost of database records, net
 of accumulated amortization of $75,949           853,442

 Total Assets                                  $1,120,002

The accompanying notes are an integral part of these statements.


                Liabilities and shareholder's Equity

 Current Liabilities

 Bank overdraft                                  $56,853
 Accounts payable                                 66,490
 Accrued expenses                                144,528
 Advances payable-related party                   32,925
 Note payable                                    528,466
 Current portion of capital lease obligations      3,678

 Total current liabilities                        832,922

 Capital Lease obligations, net of current portion 19,959

 Total Liabilities                                852,881


 Shareholders Equity

 Preferred stock, $0.01 par value 10,000,000
 shares authorized
   Series 2 convertible preferred stock
   5,000 shares issued & outstanding                   50

   Series 3, convertible preferred stock
   1,670,000 shares issued & outstanding            16,700

   Series 4, convertible preferred stock
   2 shares issued & outstanding

   Series 5, convertible preferred stock
   1 shares issued & outstanding

  Common Stock, $0.01 par value
   30,000,000 shares authorized
   29,640,252 shares issued & outstanding          296,403

 Additional paid in capital                      20,398,631

 Accumulated deficit                            (20,444,663)

 Total Shareholder's Equity                         267,121

 Total liabilities and Shareholder's Equity      $1,120,002


 The accompanying notes are an integral part of these financial statements.


                  Advanced Oxygen Technologies Inc.
                      Statement of Operations
                  for the Year ended June 30,1998

 Revenue

 Product Sales                                   $263,489
 Commission on Client Registrations                31,254
 Consulting income                                 50,000

 Total Revenue                                    344,743

 Costs of goods sold                              306,511

 Gross Profit                                      38,232

 General and Administrative                       572,249

 Loss from Operations                            (543,017)

 Other Income
 Forgiveness of Debt                              286,374
 Interest Expense                                  (8,858)

 Total Other income (expense)                     277,516

 Loss before provision for income taxes          (256,501)

 Provision for income taxes                           800

 Net Loss                                       ($257,301)

 Basic Loss per share                              ($0.01)

 Diluted loss per share                            ($0.01)

 Weighted-average shares outstanding           17,033,052

The accompanying notes are an integral part of these financial statements.



                    Advanced Oxygen Technologies Inc.
                    Statement of Shareholder's Equity
                    For the Year ended June 30, 1998

           Common Shares
      _________________________
                    Issued                     Preferred
                    in ex-   Issued    Con-    stock
                    for con- for       version related
           Issued   sulting  cash      pre-    to pur-
           ex-      as part  as part   ferred  chase         Debt
           change   of the   of the    stock   of     Pri-   assumed
      Bal. for      Stock    Stock     into    assets vate   by            Bal
      6/30 consult- Acquis-  Acquis-   common  of     place- share-   Net  6/30
      1997 ing      ition Ag.ition Ag. stock   IMA    ments  holders  loss 1998
      ____ ______   _______  ________  ______  ____   _____  _______  ____ ____



Pre-
ferred
Series
2 Shrs
(000)   177                             (172)                              5,000

Pre-
ferred
Series
2 Amt  $1770                           (1720)                                $50

Pre-
ferred
Series
3 Shrs                                      1,670,000                  1,670,000

Pre-
ferred
Series
3 Amt                                          16,700                    $16,700

Pre-
ferred
Series
4 Shrs                                                 2                       2

Pre-
ferred
Series
4 Amt                                                                          0

Pre-
ferred
Series
5 Shrs                                                 1                       1

Pre-
ferred
Series
5 Amt                                                                          0

Common
Stock
Share
(000) 4,796.252 750  17,750  6,000  344                               29,640.252

Common
Amount
(000) $47.963   7.5   177.5   60  3.44                                  $296.403

Addnt
Paid
in
Captl.
(000)                             (1.72) 483.3 60  60                 20,398.631

Accum
Deficit                                                   (257,301) (20,444,663)

Total
Amnt
(000) ($340.578) 7.5  177.5  60         500   60   60        (257.301)   267.121

                     Advanced Oxygen Technologies Inc.
                        Statement of Cash Flow
                    For the Year ended June 30, 1998

 Cash Flows from operating Activities

Net loss                                        ($257,301)
Adjustments to reconcile net loss to net cash
used in operating activities

 Bad debt expenses                                 45,554
 Depreciation and amortization                     84,438
 Forgiveness of debt                             (286,374)
 Issuance of common stock for consulting          185,000
(Increase (decrease) in:
 Accounts payable and accrued expenses            215,891

Net cash used in operating activities            (176,856)

Cash flows from financing activities
 Increase in book overdraft                        56,835
 Repayments of capital lease obligations           (1,786)
 Advances from related parties                     32,925
 Repayments of notes payable                      (21,534)
 Proceeds from the sale of preferred stock         60,000
 Proceeds from the sale of common stock            60,000

Net cash provided by financing activities         186,458

Net decrease in cash and cash equivalents            (398)

Cash and cash equivalents, beginning of the year      398

Cash and cash equivalents, end of the year             $0

Supplemental disclosures of cash flow information for the year ended June 30, 1998, approximately $8,00 was paid for interest expense.

Supplemental schedule of no-cash investing and financing activities
During the year ended June 30, 1998, the Company purchased certain assets of Integrated Marketing Agency, Inc. in exchange for a note payable of $550,000 and 1,670,000 share of Series 3 Preferred Stock in addition to a $10,000,000 down payment.

The accompanying notes are an integral part of these financial statements.




Advance Oxygen Technologies, Inc.  Notes to Financial
Statements, June 30, 1998

NOTE 1 - Organization and Line of Business

Organization
Advanced Oxygen Technologies, Inc. (the "Company") (formerly Aquanautics Corporation) was a specialty materials company in the development stage (as defined by the Financial Accounting Standards Board ("FASB") in Statement of Financial Accounting Standards ("SFAS") No.7, "Accounting and Reporting by
Development Stage Enterprises"). The Company's core technology consisted of a variety of materials, which have a high affinity for oxygen. Through 1993 the Company also conducted research through funding from various government agencies such as the Office of Naval Research and from Small Business Innovative Research ("SBIR") grants, as well as through its own internally generated funds,

The Company's Patent Rights and Trademark Rights were sold to
W.R. Grace & Company - Connecticut ("Grace") in February 1995 for $236,000, net of applicable selling costs, in cash plus a royalty of 2% of the net sales price of any products sold by Grace which would, the sale of the Patent Rights notwithstanding, cause a patent infringement.

The Company has agreed to indemnify Grace for any out of pocket costs incurred because of the claims, litigation, arbitration, or other proceedings (a) relating to the validity or ownership of the Patent Rights. (b) relating to any infringement by the Patent Rights of any other patent or trademark owned by a third party, (c) relating to any breach by the Company of its representations, warranties, covenants in the Purchase Agreement, or (d) arising from any state of affairs existing at Closing which was not disclosed by the Company to Grace. If in any one year Grace incurs costs covered by this indemnity, the indemnity is for all such costs up to $75,000 and for 50% of such costs over $75,000. Amounts due Grace under the indemnity would be paid by withholding royalties from the Company.

The Company ceased its normal operations described above during 1995 and had dormant operations until March 1998. During 1997 the Company entered into the following agreements in preparation of starting a new line of business:

Stock Acquisition Agreement
Pursuant to a Stock Acquisition Agreement dated as of December 1 &, 1997, the Company issued 23,750,000 shares of its common stock, par value $0.01 per share, for $60,000 in cash, plus consulting services with a fair value of $177,500 to several investors.

Waiver Agreement
Three of the Company's shareholders paid $60,000 in cash to former directors for the Company's release from liability for repayment of an aggregate of $275,000, plus any interest accrued thereon. In addition, the Company entered into a Trust Agreement (described below) as additional consideration to the former directors.

Trust Agreement
The Company assigned certain royalty rights and liabilities related to the technology sold to Grace to a trust. As part of the agreement, the trust assumed the obligations of the $275,000 in advances from the former directors.

On March 9, 1998, pursuant to an Agreement of Purchase and Sale of Specified Business Assets ("Purchase Agreement"), a
Promissory Note, and a Security Agreement, the Company purchased certain tangible and intangible assets (the "Assets"), including goodwill and nights under certain contracts from Integrated Marketing Agency, Inc. ("IMA"). The assets purchased from IMA consisted primarily of furniture, fixtures, equipment, computers, servers, software, and databases previously used by IMA in its full-service telemarketing business. The purchase price consisted of (a) a cash down payment of $10,000, (b) a note payable of $550,000, and (c) 1,670,000 shares of the Company's Series 3 convertible preferred stock. As described in Note 8, the preferred shares automatically convert into the Company's common shares on March 2, 2000 in a manner that depends on the value of the common stock during the ten trading days immediately prior to March 1, 2000. However, as part of the Purchase Agreement, IMA has the option to redeem the converted shares for the aggregate sum of $500,000 by delivering written notice to redeem the converted shares within ten business days after the conversion date. At the time of the purchase, the fair value of the preferred shares was not clearly evident, even though it appeared to be less than $500,000. Therefore, the purchase price had a fair value of at least $1,060,000 The assets purchased were recorded based upon their fair values.

As discussed in Note 12, the Company is presently in a dispute with IMA over alleged breaches of the Purchase Agreement.

Line of Business
After the Company purchased the assets of IMA in March 1998, the Company began its current operations of CD-ROM production/sales, event sales, database management, and fax broadcasting. The following is a description of these business activities:

CD-ROM Production and Sales
The Company produces a CD-ROM of client conferences, including the audio, video, graphics, and verbatim transcripts of the conferences and sells them through telemarketing

Event Sales
The Company sells event registrations for conferences for its clients. The Company receives a commission on each registration sold.

Database Management
The Company consults clients in effective marketing with databases and database management

Fax Broadcasting
The Company will fax broadcast or e-mail broadcast to a large number of contacts for its clients.

NOTE 2- Going Concern and Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As shown in the financial statements, the Company incurred a large operating loss, had negative cash flows from operations, and had negative working capital for the year ended June 30, 1998. These factors raise substantial doubt about the Company's ability to continue as a going concern.

In view of the matters described in the preceding paragraph, continued operations are dependent upon the Company's ability to continue to raise capital and generate positive cash flows from operations. These financial statements do not include any adjustments relating to the classification of recorded asset amounts or amounts and classifications of liabilities that' might be necessary should the Company be unable to continue its existence.

Management plans to take the following steps which it believes will be provide the Company with the ability to continue in existence:

1. Increase its business volume and customer base.
2. Acquire additional debt or equity financing.
3. Control its costs until its profit goals have been reached.

NOTE 3 - Summary of Significant Accounting Policies

Revenue Recognition

Product Sales
Revenue is recognized on product sales at the time of shipment.

Commission Income
Revenue is recognized after the reservation has been made and the time period for the registrant to cancel the registration and still receive a refund has expired.

Consulting Income
Revenue is recognized at the time the consulting work is performed.

Income Taxes
The Company accounts for income taxes under the asset and liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is required when it is less likely than not that the Company will be able to realize all or a portion of its deferred tax assets.

Net Loss Per Share
For the year ended June 30, 1998 the Company adopted
SFAS No: 128, "Earnings per Share." Basic earnings per share is computed by dividing income available to common shareholders' by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Since the Company had a net loss for the year ended June 30, 1998, basic earnings per share and diluted earnings per share are the same.

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly-liquid investments purchased with original maturities of three months or less to be cash equivalents.

Inventory
Inventory is stated at the lower of cost (first-in-first-out method) or market.

Furniture and Equipment
Furniture and equipment, including capitalized leases, are stated at cost less accumulated depreciation and amortization The Company provides for depreciation and amortization using the straight-line method over the estimated useful lives or the term of the lease, whichever is shorter, as follows:

Furniture and fixtures                     5 yrs

Office equipment                           5 yrs
Computers and computer                     5 yrs
equipment



Concentration of Credit Risk
For the year ended June 30, 1998, two of the Company's largest customers accounted for approximately 67% of the Company's revenue. In addition one of the customers accounted for approximately 42% of accounts receivable at June 30, 1998

Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates

Recently Issued Accounting Pronouncements
SFAS No. 130, "Reporting Comprehensive Income," is effective for financial statements with fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company does not believe the adoption of SFAS No.130 will have a material impact on its financial position or results of operations.

SFAS No. 131, "Disclosures about segments of an Enterprise and Related Information." is effective for fiscal years beginning after December 15,1997. SFAS No.131 requires a company to report certain information about its operating segments, including factors used to identify the reportable segments and types of products and services from which each reportable segment derives its revenues. The Company has not determined the impact this new standard will have on its financial statements.

NOTE 4 - Furniture and Equipment

Furniture and equipment at June 30,1998 of the following:

Furniture and fixtures                            $31,869
Office equipment                                   43,288

Computers and computer equipment                   98,858
                                                  174,015
Less accumulated                                    8,489
depreciation
Total                                             165,526


Depreciation expense for the year ended June 30,1998 was $8,489.


NOTE 5 - Capitalized Cost of Database Records

The database records were part of the assets purchased from IMA in the Agreement of purchase and sale of Specified Business Assets on March 9,1998. The records consist of information on individuals for marketing purposes. There were approximately 742,000 individuals included in the database at the time of purchase. The records were recorded at their estimated fair value at the time of purchase, which is $911,391. The cost of the database records are being amortized over a three- year period.

NOTE 6- Accrued Expenses

Accrued expenses at June 30, 1998 consisted of the following:

Accrued legal                                    $  24,821

Accrued payroll                                     28,582
and payroll
taxes

Accrued                                             61,418
registration fees
payable to clients
OTHER ACCRUED LIABILITIES                           29,707

TOTAL                                           $  144,528



NOTE 7-Commitments and Contingencies

On October 1,1998, the Company entered into a non-cancelable lease agreement for its operating facilities in Santa Clarita, California.
Monthly rent of $4,038 is due with annual increases starting October 1, 1999. Minimum annual non-cancelable commitments under the lease are as follows:

Year Ending
June 30

-1999       $32,304
-2000        50,352
-2001        53,204
-2002        56,052
-2003        58,904
-Thereafter  19,952

-Total     $270.768


NOTE 8- Advances Payable - Related Party

Advances payable - related party at June 30, 1998 consisted of advances payable to Crossfield, Inc., a related party, which are uncollateralized, non-interest bearing, and payable upon demand.

NOTE 9 - Note Payable

The note payable of $528,466 was issued in connection with the purchase of certain assets from IMA and is secured by the assets purchased pursuant to the Purchase Agreement. The note requires monthly principal and interest payments of $9,912 through April 2000 and a balloon payment of $398,382 on April 10, 2000. As discussed in Note 12, the Company believes that IMA has breached various representations, warranties, and covenants contained in the Purchase Agreement, and as a result, it stopped making payments on the note as of October 1998. The Company and IMA are presently in negotiations to settle the dispute. The entire note payable balance has been classified as current on the balance sheet due to the uncertainties in settling the dispute.

NOTE 10 - Capital Lease Obligations

The obligation is payable to the lessor, collateralized by equipment, and requires principal and interest payments of $1,212 per month with 17.6% interest per annum through February 2003.

Minimum future principal payments on the lease are as follows:

Year Ending
June 30

-1999          3,678
-2000          4,325
-2001          5,087
-2002          5,984
-2003          4,563

-Total       $23,637


NOTE 11 - Income Taxes

The current provision for income taxes is the minimum tax due to the State of California. The components of the Company's net deferred taxes as of June 30, 1998 are as follows:


Deferred tax assets

Net operating loss                         $90,712
carryforward

Bad debt allowance                          19,515

Other                                          272

Total deferred tax assets                  110,499

Deferred tax liabilities

State tax                                   (7,733)

Valuation allowance                       (102.766)

Net deferred taxes                          $ --

The Company has established a valuation allowance based on a number of factors which impact the likelihood the deferred tax assets will be recovered. Based upon weighing all available evidence, management believes that there is no basis to project significant United States-sourced taxable income. Therefore, it is more likely than not that the deferred tax assets will not be realized, and a full valuation allowance has been established.

As of June 30, 1998, the Company had federal and state net operating loss carry forwards of approximately $7,600,000 of which $211,000 were from the year ended June 30, 1998. These carry forwards, if unused, begin to expire from 2010 to 2013.
Section 382 of the Internal Revenue Code imposes substantial restrictions on the utilization of net operating loss and tax credit carry-forwards when a change in ownership occurs.

The overall effective tax rate differs from the federal statutory tax rate of 34% due to operating losses and other deferred assets not providing benefit for income tax purposes.

NOTE 12 - Shareholders Equity

Preferred Stock
The Company is authorized to issue 10,000,000 shares of $0.01 par value preferred stock. The Company may issue any class of preferred shares in series. The board of directors has the authority to establish and designate series and to fix the number of shares included in each such series.

Series 2 Convertible Preferred Stock
Each Series 2 preferred share is convertible into two shares of common stock at the option of the holder. Each Series 2 preferred share also includes one warrant to purchase two common shares for $5.00. The warrants are exercisable over a three year period.
In the event of the liquidation of the Company, holders of Series
2 preferred stock would be entitled to receive $5.00 per share, plus any unpaid dividends declared on the Series 2 preferred stock from the funds remaining after the Company's creditors, including directors, have been paid. There have been no dividends declared.

During November 1997, 172,000 shares of Series 2 preferred stock were converted into 344,000 shares of the Company's common stock.

Series 3 Convertible Preferred Stock
Each share automatically converts on March 2, 2000 into either (a) one (1) share of the Company's common stock if the average closing price of the common stock during the ten trading days immediately prior to March 1, 2000 is equal to or greater than sixty-six cents ($0.66) per share, or (b) one and one-half (1 1/2) shares of common stock if the average closing price of the common stock during the ten trading days immediately prior to March 1, 2000 is less than sixty-six cents ($0.66) per share.

On March 9, 1998, as described in Note 1, the Company issued 1,670,000 shares of Series 3 Preferred Stock in connection with the purchase of IMA's assets. As part of the Purchase Agreement, IMA has the option to redeem the converted shares for the aggregate sum of $500,000 by delivering written notice to redeem the converted shares within ten business days after the conversion date.

Series 4 Convertible Preferred Stock
Each share can be converted for either $31,250 or common shares equal to $50,000 based upon the common share value as determined by the previous 30-day closing price as quoted by the exchange on which the stock is trading. The Company issued two shares of Series 4 convertible preferred stock during 1998 to raise capital.

Series 5 Convertible Preferred Stock
Each share can be converted for either $15,000 or common shares equal to $20,000 based upon the common share value as determined by the previous 30-day closing price as quoted by the exchange on which the stock is trading. The Company issued one share of Series 5 convertible preferred stock during 1998 to raise capital.

Common Stock
As described above, 172,000 shares of Series 2 preferred stock were converted into 344,000 shares of the Company's common stock. In addition, during the year ended June 30,1998, the Company issued 18,500,000 shares of common stock for consulting services.

Stock Options
The purpose of the 1981 Plan and 1988 Plan (the "Option Plans") is to provide an incentive to eligible directors, consultants, and employees whose present potential contributions to the Company are or will be important to the success of the Company. This will allow them an opportunity to acquire a proprietary interest in the Company and to enable the Company to enlist and retain in its employ the best available talent for the successful conduct of its business. The Compensation Committee believes that the stock option grants provide an incentive that focuses the executives' attention on managing the Company from the perspective of an owner with an equity stake in the business.

Generally, stock options vest ratably over a four-year period, and the executive must be employed by the Company in order to vest the options. The option grants are issued at no less than 85% of the market price of the stock at the date of grant.

The 1981 Plan was adopted by the Board of Directors in May 1981 and approved by the Company's stockholders in March 1982. A total of 500,000 shares had been authorized for issuance under the 1981 Plan. With the adoption of the 1988 Plan, no additional awards can be made under the 1981 Plan. As a result, the 500,000 remaining shares under the 1981 Plan are now available under the 1988 Plan.

The 1988 Plan provides for the grant of options to purchase common stock to employees (including officers) and consultants of the Company and any parent or subsidiary corporation. The 500,000 shares, which remained available for issuance under the 1981 Plan as of the effective date of the 1988 Plan, plus an additional 500,000 shares of common stock, or a total of 1,000,000 shares, are authorized for issuance under the 1998 Plan.

Options granted under the 1988 Plan may either be immediately exercisable for the full number of shares purchasable thereunder or may become exercisable in cumulative increments over a period of months or years as determined by the Compensation Committee.
The exercise price of options granted under the 1988 Plan may not be less than 85% of the fair market value of the common stock on the date of the grant, and the maximum period during which any option may remain outstanding may not exceed ten years from the date of grant. The option exercise price may be paid in cash, in shares of the Company's common stock, or through a broker-dealer, same-day sale program involving a cash-less exercise of the option. One or more optionees may also be allowed to finance his or her option exercises through Company loans, subject to the approval of the Compensation Committee.

As of June 30, 1998, no stock options were outstanding.

NOTE 13 - Related Party Transactions

As described in Note 1, the Company entered to a Waiver Agreement during 1997 in preparation for starting a new line of business. As part of this agreement, certain shareholders of the Company paid an aggregate of $60,000 in cash to former directors for the Company's release from liability for repayment of an aggregate of $275,000, plus accrued interest thereon.

During the year ended June 30, 1998, Crossfield, Inc., a corporation owned by the Company's President, advanced the Company a total of $32,925. The terms of the advances are described in Note 6.

NOTE 14 -YEAR 2000 ISSUE

The Company is conducting a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 Issue and is developing an implementation plan to resolve the Issue.

The Issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company is dependent on computer processing in the conduct of its business activities.

Based on the review of the computer systems, management does not believe the cost of implementation will be material to the Company's financial position and results of operations.

NOTE 15 -SUBSEQUENT EVENTS

The Company is presently in dispute with IMA over alleged breaches of representation, warrants, and covenants contained in the Purchase Agreement with respect to :

-the extent of, and IMA'S title to and interest in, the assets sold by IMA,
-the express disclaimer by the Company of any obligations or liabilities of IMA in connection with the sale of the assets, -the absence of litigation with respect to the assets, -the validity and existence of certain contract rights assigned by IMA to the Company under the Agreement, and -the obligations of the parties with the respect to confidentiality.

Based upon the alleged breaches listed above, the Company stopped making payments on the note payable (see Note 9) issued to IMA in connection with the Purchase Agreement as of October
1998.

The Company and IMA are presently in negotiations to settle the dispute. The Company's management has represented that a settlement may include a discounted pay-off of the note and a buyback of the convertible preferred shares issued accompanied by mutual, general releases.

ITEM 8.  Changes in and Disagreements with Accounts on
Accounting and Financial Disclosure

The Company has no disagreements with accountants on accounting and financial disclosure. During this time AOXY has engaged Singer, Lewak Greenbaum & Goldstein, LLP, 10960
Wilshire Blvd, Los Angeles, CA 90024.

                  PART III

ITEM 9.Directors and Officers of the Registrant

     Set forth below is information regarding the Company's directors and executive officers, including information furnished by them as to their principal occupations for the last five years, other directorships held by them and their ages as of September 8, 1998. All directors are elected for one-year terms, which expire as
of the date of   the Company's annual meeting.

Name                  Age       Positions                    Director Since

Robert E. Wolfe        35       Chairman of the Board        1997
                                and Chief Executive
                                Officer

Joseph N. Noll         75       Director                     1997

Robert Wolfe has been the Chairman and CEO for AOXY, Inc.
since 1997. Concurrently he has been the President and CEO of Crossfield, Inc. and Crossfield Investments, llc , both corporate consulting companies. From 1992-1993 he was Vice President and partner for CFI, NY Ltd. A Subsidiary of Corporate Financial Investments, PLC, London.

Joseph N. Noll has been a director of the Company since 1997.Mr. Noll was president and CEO of Franco Machine Corp (a manufacturer of machine tools) for 25 years. Mr. Noll was the Secretary of the State of Wisconsin department of Labor, Industry and Human Relations, from 1983 to 1985. Mr. Noll was also President and CEO of Columbia Car Company, a manufacturer of golf carts.

ITEM 10.  Executive Compensation

Robert Wolfe, Chairman and CEO has waived his $175,000 annual salary for the year ending June 30, 1998. No officer or director received any compensation from the Company during the last fiscal year.
The Company paid no bonuses in the last three fiscal years ended June 30, 1998 to officers or other employees. Prior to the Stock Acquisition of December 12, 1998, the Company's Chief executive officer and Chairman of the Board was Harry Edelson. Mr.
Edelson received no compensation during the fiscal year ending
June 30, 1998.

The following table sets forth the total compensation paid or accrued to its Chief Executive Officer, Robert E. Wolfe and former Chief Executive officer Harry Edelson during the fiscal year ending June 30, 1998. There were no other corporate officers in any of the last three fiscal years.

Executive Compensation


Name                Harry                 Robert
                    Edelson               Wolfe

Yr                   '98                   '98

Salary                 0                     0

Bonus                 0                     0

Other
Compen-               0                     0
sation

Restricted            0                     0
Awards

LTIP Pay              0                     0
outs

All
Securities            0                     0

Other                 0                     0



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


Name           # Securities  % of  Exercise         Expiration
               underlying          Price            Date
               Option

Harry Edelson    0           0      n/a              n/a


Robert Wolfe     0           0       n/a              n/a


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

Board of Directors Compensation

As of June 30, 1998 the directors did not receive any compensation for serving as members of the Board.

In addition to any cash compensation, non-employee directors also are eligible to participate in the Non-Employee Director Stock Option Plan and to receive automatic option grants thereunder. The Director Plan provides for periodic automatic option grants to non-employee members of the Board. An individual who is first elected or appointed as a non-employee Board member receives an annual automatic grant of 25,000 shares plus the first annual grant of 5,000 shares, and will be eligible for subsequent 5,000 share grants at the second
Annual Meeting following the date of his initial election or appointment as a non-employee Board member.

During the fiscal year ended June 30, 1998, no options were granted to non-employee Board members.

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

Beneficial Ownership

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

     a) 1988 Stock Option Plan, incorporated by reference to the Registrant's 1988 definitive Proxy Statement filed pursuant to Regulation 14A
     b) Non-Employee Director Stock Option Plan incorporated by reference to the Registrant's report on Form 10-K for the fiscal year ended June 30, 1993
     c) Patent Purchase Agreement between Advanced Oxygen Technologic Inc., and Grace-Conn, dated February 10, 1995 incorporated by reference to the Registrant's 1995 definitive Proxy Statement filed pursuant to Regulation 14A.
     d) Contingent Plan of Liquidation dated February 10, 1995, incorporated by reference to the Registrant's 1995 definitive Proxy Statement filed pursuant to Regulation 14 A
     e) Stock Acquisition Agreement dated December 18, 1997 incorporated by reference to the Registrant's report on form 8-K as Exhibit A
     f) Purchase Agreement of December 18, 1997 incorporated by reference to the Registrant's report on form 8-K as Exhibit B
     g) Waiver Agreement incorporated by reference to the Registrant's report on form 8-K as Exhibit C
     h) Trust Agreement incorporated by reference to the Registrant's report on form 8-K dated, December 18, 1997 as Exhibit D
     i) Assignment and Assumption Agreement incorporated by reference to the Registrant's report on form 8-K dated, December 18, 1997 as Exhibit D
     j)  Agreement For Purchase & Sale Of Specified Business
Assets incorporated by reference to the Registrant's report on form 8-K dated March 09, 1998 as Exhibit 1
     k) Covenant of Non-Competition incorporated by reference to the Registrant's report on form 8-K dated March 09, 1998 as Exhibit B
     l) Promissory Note of March 09, 1998 incorporated by reference to the Registrant's report on form 8-K dated March 09, 1998 as Exhibit C
     m) Security Agreement of March 09, 1998 incorporated by reference to the Registrant's report on form 8-K dated March 09, 1998 as Exhibit D
     n) Employment Agreement, John Teuber, incorporated by reference to the Registrant's report on form 8-K dated March 09, 1998 as Exhibit F
     o) Employment Agreement, Nancy Gaylord, dated March 13,1998 attached hereto as Exhibit 1

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

        (Registrant):  ADVANCED OXYGEN TECHNOLOGIES,
INC.

     Date: December 15, 1997       By (Signature and Title):

                                      /s/ Robert E. Wolfe /s/
                                      -----------------
                                      Robert E. Wolfe
                                      President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: September 27, 1998           By (Signature and title):

                                       /s/Joseph Noll /s/

                                   -------------------------
                                       Joseph N. Noll
                                       Director




Exhibit 1

                      EMPLOYMENT AGREEMENT

          THIS EMPLOYMENT AGREEMENT, dated March
13,1998, for purposes of identification, is made and entered into by and between ADVANCED OXYGEN TECHNOLOGIES, INC., a Delaware Corporation (hereinafter referred to as "EMPLOYER"), and NANCY GAYLORD, a natural person, (hereinafter referred to as "EMPLOYEE"), in the county of Los
Angeles, State of California.

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

       1.2 Whenever in this agreement there appears the locative adverbs "herein", "hereunder", "hereinbelow", "hereinabove", or any substantially similar adverb, the same shall be deemed to refer to this agreement in its entirety and not to any specific article, section, subsection, subpart, paragraph or subparagraph.

     2.  RECITALS.

       2.1 The contractual relationship created by operation of this agreement is premised upon the following facts:

       2.1.1 Employer has purchased certain assets (the"Purchased Assets") used in the business of telemarketing services from Integrated Marketing Agency, Inc. pursuant to that certain Agreement for Purchase and Sale of Specified Business Assets dated the date hereof.

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

       4.2 Employee shall devote substantially all of Employee's professional time, attention and energy to the best of her ability and experience, and shall loyally and conscientiously perform the duties and obligations either expressly or implicitly required of her under this agreement and attendant to the position for which the is employed here under, and shall carry out such duties in a manner that is consistent with good and lawful business practices.

       4.3 Nothing in this agreement shall be interpreted to prohibit or restrict off-duty activities by Employee or outside employment of Employee; provided, however, that Employee shall not do any of the following:

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

     5.  COMPENSATION OF EMPLOYEE; BONUS.

       5.1 Employer shall compensate Employee for Employee's services here under as follows:

       5.1.1 During the first contract year hereunder Employee shall receive compensation (the "YEAR 1 COMPENSATION" here in) for such contract year equivalent to an amount which is equal to Sixty Thousand Dollars ($60,000.00) paid in regular equal payments on a semi-monthly basis (less customary withholdings of taxes and other deductions as required by law).

       5.1.2 Commencing during the second contract year, abase salary at the annual rate of Seventy thousand U.S. Dollars ($70,000.00)(the "BASE SALARY" herein), paid in regular equal payments on a semi-monthly basis (less customary withholdings of taxes and other deductions as required by law).

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

     6.  BENEFITS.

       6.1 During the term of the employment hereunder, Employee shall be entitled to receive the following benefits generally enjoyed by all Employer's employees:

       6.1.1 Fully-paid leaves of absence for such holidays as may be granted from time in accordance with Employer's then-current policies governing such leaves for all employees; and

       6.1.2 Leaves of absence as may be required by applicable law (including for purposes of example, but not as a limitation, reasonable time from work to vote in elections, to serve as a juror and to testify in legal proceedings if subpoenaed to do); provided, however, that such leaves will be fully-paid only where required by law and will be limited in duration as required by law; and

       6.1.3 Leaves of absence on account of illness, bereavement or family emergency in such frequency and duration as provided by Employer's then-current policies governing such leaves for all employees.

       6.2 In addition to the foregoing benefits (but not as a limitation there on), Employee shall be entitled to be absent from her employment here under for a total of twenty (20) business days (totaling four (4) calendar weeks when weekends are included) as and for vacation leaves for each completed contract year here under.
     During such vacation leave, Employee shall be compensated at the rate of her above-prescribed base salary, together with all other benefits specified in this agreement. Such vacation leave may be taken consecutively or in separate time segments; provided, however, that unless otherwise expressly agreed to by the Employer-corporation's president, all accrued vacation leave must be taken within twelve (12) months following the accrual thereof. A failure by Employee to take vacation leave within the prescribed time shall work as a forfeiture of Employee's right to take such time, but not as a forfeiture of Employee's right to be paid base salary therefor. For purposes of this agreement, the term "business day" is defined as any day which is not a Saturday, a Sunday, a day customarily granted by Employer as a holiday or a day which Employee would have otherwise been entitled to be absent from work under Employer's then-current policies governing such leaves for all employees.

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

     8.  OBLIGATIONS NOT CONDITIONED ON OR RELATE TO OTHERS.

       8.1 Employer may terminate Employee's employment: (i)by giving Employee written notice of such termination at least 30 days in advance, and
(ii)  at any time for Cause.

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

        10.8 METHOD OF GIVING NOTICES. Any notice required or permitted to be given hereunder shall be so given by registered or certified (return receipt) United States Postal Service mail, postage pre-paid, unless a notice transmitted in said manner is returned to the sender as unclaimed, refused or undeliverable, or unless the party giving notice has a good faith reason to believe that a notice transmitted in said manner will be so returned, in which case such notice may be given, at the sender's option, by personal service or by first class mail provided that such alternative method is effectuated by a disinterested party who attests thereto by a written declaration under penalty of perjury in a form consistent with the provisions of California Code Civil Procedures section 1013a authorizing service by mail. Any such notice shall be addressed to or delivered to the recipient as follows:

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

                               ADVANCED OXYGEN
                               TECHNOLOGIES, INC.

                               BY:
               ______________________________________
                               NAME:   ROBERT E. WOLFE
                               ITS:         PRESIDENT



               ______________________________________
                               NANCY GAYLORD