Form 10QSB
period 1999-03-31
ADVANCED OXYGEN TECHNOLOGIES INC
filed 1999-05-17
CIK 352991

U.S. SECURITIES AND EXCHANGE COMMISSION
             Washington, D.C. 20549

                   FORM 10-QSB

   (x)QUARTERLY REPORT PURSUANT TO SECTION 13
   OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF
                         1934
 For the quarterly period ended March 31, 1999

   ( )TRANSITION REPORT PURSUANT TO SECTION 13
    OR 15 (d) OF THE SECURITIES EXCHANGE ACT
               COMMISSION OF 1934
    For the Transition period March 31, 1999

          Commission file number 0-9951

       ADVANCED OXYGEN TECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)

         Delaware            91-1143622
(State of Incorporation)      (IRS Employer Identification No.)

 26883 Ruether Avenue, Santa Clarita,  CA 91351
    (Address of principal executive offices)

                 (805)-298-3333
           (Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filled by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes   X                  No

The number of shares of common stock outstanding as of March 31, 1999 was 29,640,252.

Transitional Small Business Disclosure Format (check one):

    Yes                           No   X
       ADVANCED OXYGEN TECHNOLOGIES, INC.


                      INDEX


PART 1: FINANCIAL INFORMATION. . . . . . . . . .3
     Item I: Financial Statements for the three months ending
          March 31, 1999.  (Unaudited) . . . . .3
          Balance Sheet. . . . . . . . . . . . .3
          Income Statement . . . . . . . . . . .5
          Statement of Cash Flow . . . . . . . .7
     Item 2: Management's Discussion and Analysis of
          Financial Condition and Results of Operations.
 . . . . . . . . . . . . . . . . . . . . . . . .9
          Y2K (Year 2000 Problem). . . . . . . 11

PART II. . . . . . . . . . . . . . . . . . . . 12
     Item 1: Legal Proceedings . . . . . . . . 12
     Item 6.  Exhibits and Reports on Form 8-K 12

SIGNATURE. . . . . . . . . . . . . . . . . . . 13


PART 1: FINANCIAL INFORMATION

     Item I: Financial Statements for the three months ending
March 31, 1999.  (Unaudited)

     Balance Sheet of Advanced Oxygen Technologies, Inc. for the three months ending March 31, 1999 (UNAUDITED)

ASSETS
                         1999
Current Assets                     03/31/99

Regular Checking Account           <2,454.16
Payroll  Checking Account          <6,424.67>
Money Market Account               15,021.63
Client Fees Receivables            19,715.86
Contracts Receivables              53,543.96
ITSMA Receivables                  <7,685.50>
Mecklermedia InternetWorld          1,608.59
Other Receivables                  <1,276.00>
Allowance for doubtful Account     <1,295.00>
Database Management Receivable     18,625.43
Inventory                             156.26
Inventory                           6,051.15
Inventory CD's                       <200.00>
Total Current Assets               95,381.68

Property and Equipment

Furniture and Fixtures              31,869.00
Office Equipment                    17,882.00
Equipment                           98,858.00
Capitalized Equipment               25,406.00
Other Depreciable Property         911,391.00
Accum. Depreciation-Furniture       <4,008.36>
Accum. Depr. Office equipment       <1,788.00>
Accum. Depreciation-Equipment      <62,728.12>
A/D Capitalized Equipment           <2,118.00>
Accum. Depreciation Other          <76,547.40>

Total Property & Equipment         938,216.12

Other Assets
Deposits                             4,092.50

Total Assets                     1,037,690.30

LIABILITIES AND CAPITAL

CURRENT LIABILITIES

Accounts Payable                     11,284.20
Accounts Payable                    177,625.59
Sales Tax Payable                       <27.06>
Sales Tax Payable                     2,274.80
Health Care Contributions             5,894.07
Federal Payroll Taxes payable        42,805.66
State Payroll Taxes Payable           5,246.46
SUTA Tax Payable                       <154.40>
IMA Short Term Note Payable             450.00
State Tax Payable                       800.00
Total Current Liabilities           245,299.32


LONG TERM LIABILITIES

Capital Lease Obligation                 23,637.00
Note Payable, Crossfield                  6,500.00
Note Payable, Crossfield                 <4,260.50>
ICON 2 year Note                         15,000.00
Other Long-Term Liabilities                   1.00
Other Long-Term Liabilities              10,625.50

Total Long Term Liabilities              51,503.00

Total Liabilities                       296,802.32

Capital
     Beginning  Balance Equity           16,700.00
            Preferred Stock                  50.00
     Common Stock                       296,403.00
     Paid-in-Capital                 19,898,631.00.
     Retained Earnings              <20,444,662.14>
            Net Income                  973,766.12

Total Capital                           740,887.98

Total Liabilities and Capital         1,037,690.30

Income Statement for Advanced Oxygen Technologies, Inc. for the Three Months Ending December 31, 1998 (UNAUDITED)

                         3 months           9 months
REVENUES
Income Consulting                 0.00       105,200.00
CA Registrations                  0.00       346,034.17
CD Sales Santa Clarita        1,419.00       142,931.96
CA Sponsor/Ad Income         11,835.00        11,835.00
CA Client Contract Income         0.00        12,190.19
CA Database Management        7,071.51        20,104.83
Commission                        0.00        69,099.00

TOTAL REVENUES               20,325.51       707,395.15

COST OF SALES
Cost of Goods                    14.20         7,648.86
Cost of Sales Freight             0.00        <5,387.90>
Independent Contractors           0.00        52,339.75
Royalty Fees on Sales             0.00        16,008.53
Purchase Returns/allowances       0.00           510.00

TOTAL COST OF SALES              14.20        71,119.24

GROSS PROFIT                 20,311.66       636,275.35

EXPENSES
IC Reimbursable Expense        <137.00>          274.00
Advertising Expense               0.00        <6,177.08>
Accounting/Prof. Fee            287.25        32,665.00
Auto Expenses                   198.35           198.35
Bad Debt Expense                  0.00       <45,554.00>
Bank Charges                    533.94         7,437.14
Closing Costs                     0.00        26,910.15
Commissions & Fees Exp            0.00          <572.42>
Credit Card Charges               0.00         1,490.68
Depreciation Expense         40,697.22        62,751.96
Dues                            151.19         1,756.19
Employee Benefit                751.48         7,359.57
Freight Expense                 382.43        <1,956.79>
Interest Expense              4,036.01        28,252.07
Cleaning Expense                  0.00            <3.00>
Cleaning Expense                290.06         1,422.49
Legal/Professional                0.00       <24,821.00>
Legal/Professional              139.00        <8,120.89>
Maintenance Expense               0.00           718.00
Moving Expense                   25.00           996.36
Entertainment                   638.84           591.82
Office Expense                1,965.55         2,790.65
Payroll Tax Expense           2,293.49        15,489.01
Postage Expense                 620.34         5,188.12
Printing and Reproduction       777.34        18,132.58
Professional Salaries (billable)  0.00            40.00
Transfer Agent Expense        1,550.00         1,785.00
Professional Salaries, non Billable 0.00         695.74
Rent or Lease Expense        12,112.50        24,304.00
Computer/Equip Leases        11,336.69        32,379.99
Repairs Expense                   0.00           550.00
Transcribing Expense              0.00        34,819.74
Salaries Expense             20,448.52       106,769.64
Employee Commission Expense     967.62         8,267.53
Subcontract fees                520.74        16,114.92
Supplies Expense                218.06         3,003.85
Computer Software Upgrades      162.35           620.11
Telephone Expense            13,489.76        54,957.58
Travel Expense                6,542.46        14,983.93
Utilities Expense             1,592.49         3,574.08
Wages Expense                 4,755.94        63,465.53
CA Overtime Wage Expense          0.00           146.25
Other Expense                   191.70           404.69

TOTAL EXPENSES              127,539.57       494,101.54

Extraordinary Income
Bad Receivables Income     <106,244.83>     <196,887.99>
Interest Income                   0.87            55.00
Other Income                     30.00         2,461.28
2/16/99 Forgiveness of Deb 1,021,894.11    1,021,894.11

Total Extraordinary Income  915,722.35       831,591.75

NET INCOME                  808,494.09       973,766.12



Statement of Cash Flow for Advanced Oxygen Technologies,
 Inc. for the Three Months Ending March 31, 1999
                   (UNAUDITED)

                         3 months  9 months

Cash Flows From Operating
Activities

Net Income                           808,494.09     973,766.12

Adjustments to reconcile net income
to net cash provided by  operating
activities

Accum. Depreciation-Furniture           616.50        2,415.00
Accum. Dep. Office Equipment              0.00          894.00
Accum Dep. Equipment                 39,631.89       57,785.52
A/D Capitalized Equipment                 0.00        1,059.00
Accum. Depreciation, other              448.83          598.44
Client Fees Receivables             106,285.33       77,675.15
Contracts Receivable                   <396.97>     <52,729.54>
Knowledge Alliance Receivables        2,390.00        2,390.00
ITSMA Receivables                     4,190.00       40,350.50
DMDNY Receivables                         0.00        4,000.00
NMS Receivables                           0.00        1,190.00
M3 Learning                               0.00        4,590.00
Mecklermedia                            310.00        8,048.41
Other Receivables                     1,202.00        9,642.26
Allowance for Doubtful accounts           0.00        1,295.00
Database Receivables                 <5,586.24>     <18,619.56>
A/R Reserve                               0.00      <45,554.00>
Inventory                                 0.00         <156.26>
Inventory                                14.20       <2,526.70>
Inventory CD's                            0.00          200.00
Accounts Payable                         71.63        1,477.73
Accounts Payable                     23,523.21      120,941.59
Accrued Expenses                          0.00      <24,821.00>
Accrued Expenses                          0.00      <16,484.00>
Sales Tax Payable                        61.22          598.81
Health Care Contributions               842.96        4,543.13
Federal Payroll Taxes                 6,578.26       15,644.88
State Payroll Taxes Payable             502.08        3,605.74
SUTA Tax Payable                         26.04           65.14
IMA Short Term Note Payable            <450.00>        <450.00>
Payable to Client                         0.00      <61,418.00>
Deferred Income Commission                0.00       <7,681.00>

TOTAL ADJUSTMENTS                   180,260.94      128,570.79

Net Cash Provided by Operations     988,755.03    1,102,336.91

CASH FLOWS FROM INVESTING

Net cash used in investing               <55.00>  <4,092.50>

Cash flows from financing activities

Proceeds from:
  Notes Payable Jens Olsen                   0.00         8,400.00
  Notes Payable Crossfield                   0.00         5,314.50
  ICON 2 year Note                      15,000.00        15,000.00
  Preferred Stock                            0.00        10,000.00
Used for:
  Notes Payable Olsen                        0.00        <1,740.50>
  Notes Payable Jens Olsen                   0.00        <8,400.00>
  Note Payable Crossfield                    0.00        <1,500.00>
  Note Payable Crossfield                    0.00       <19,500.00 >
  Note Payable IMA                    <516,714.06>     <528,466.48>
  Other Long Term Liabilities                0.00        <4,374.50>
  Preferred Stock                            0.00       <10,000.00>
  Paid in Capital                     <500,000.00>     <500,000.00>

Net Cash Used in Financing          <1,001,714.06>   <1,035,266.98>
Net Increase (decrease) in cash        <13,014.03>       62,977.43

SUMMARY

Cash Balance at End              6,142.80      6,142.80
of Period
Cash Balance at beginning          678.52     56,834.63
of period
Net Increase <decrease> in cash  6,821.32     62,977.43


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

     The Company uses the Assets to generate revenues from sales of Multi-Media CD-ROMS, database management and fax broadcasting.

     Pursuant to an employment agreement dated March 09, 1998 between the Company and John Teuber ("Employment
Agreement"), on September 04, 1998 the Company terminated
John Teuber for cause without relinquishing any of its rights or remedies.

     Pursuant to the Note, the Purchase Agreement, and the Security Agreement between the Company and ("IMA"), the
Company on September 04, 1998 exercised its right of "Set Off" of the Note, as defined therein due to IMA's breach of numerous representations, warranties and covenants contained in the Note and certain ancillary documents. The Company further reserved any and all rights and remedies available to it under the Note, Purchase Agreement and Security Agreement.

     The Company entered into a two year employment agreement ("NAG Agreement" as contained in Exhibit I of the registrants SEC Form 10-K for the period ending June 30, 1998) with Nancy Gaylord on March 13, 1998. On September 18, 1998, Nancy Gaylord terminated her employment with the Company.
The NAG Agreement had no provision for this termination.

     The Company entered into a lease agreement as contained in Exhibit I of the registrants SEC Form 10-QSB for the period ending September 30, 1998 with America-United Enterprises Inc.
on October 01, 1998 and took possession of 4,700 s.f. of premises on November 06,1998 in Santa Clarita for its CA location. Currently, this is the only California location of the Company.

     On November 6, 1998, the Company completed its move to its new California location, 26883 Ruether Avenue, Santa
Clarita, CA 91351. Currently this location is the only location the Company has operations.

     On November 10, 1998 the Company entered into a lease with NEC Leasing company for a lease of NEC NEAX 2000 IVS phone system for the Santa Clarita, CA location.

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

     On January 29, 1999, pursuant to the Purchase Agreement
of 1/28/99, Advanced Oxygen Technologies, Inc. ("AOXY")
purchased 1,670,000 shares of convertible preferred stock of Advanced Oxygen Technologies, Inc. ("STOCK") and a $550,000 promissory note issued by Advanced Oxygen Technologies, Inc
("Note") from Integrated Marketing Agency, Inc.("IMA").     The
terms of the Purchase Agreement were: AOXY payed $15,000 to IMA, assumed a Citicorp Computer Equipment Lease,
#010-0031648-001 from IMA, delivered to IMA certain tangible business property (as listed in Exhibit A of the Purchase Agreement), executed a one year $5,000 promissory note with IMA, and delivered to IMA a Request For Dismissal of case #PS003684 (restraining order) filed in Los Angeles county superior court. IMA sold, transferred, and delivered to AOXY the Stock and the Note. IMA sold, transferred, assigned and delivered the Note and the Stock to AOXY, executed documents with Citicorp Leasing, Inc. to effectuate an express assumption by AOXY of the obligation under lease #010-0031648-001 in the amount of $44,811.26, executed a UCC2 filing releasing UCC-1 filing #9807560696 filed by IMA on March 13, 1998, and delivered such documents as required. In addition, both IMA and AOXY provided mutual liability releases for the other.

     The Company continues its effort to increase the CD-ROM
production and associated sales.  The Company expects difficulty in financing the growth of the increased business and has been
concentrating on raising capital or obtaining a line of credit.   The
Company also continues to explore potential mergers, acquisitions, sales and purchases with other companies.

Y2K (Year 2000 Problem)

     Y2K, or the Year 2000 Problem is a potential problem for computers whereby the system would not recognize the date 2000 as year 2000 but instead as 1900 due to the fact that the computer industry standard for dating was a 2 digit system and not 4 digits. Each date represented was the last two digits of the year, i.e.: 1998
was 98.   This problem could render important computer and
communication systems inoperable which could have a significant effect on the Company's operations. The Company's current exposure to potential Y2K systems that could be affected include (but not limited to): computers, telephones, all forms of electronic communications, switches, routers, software, accounting software, banking, electricity, credit card processors, electronic data exchange, security systems, fax broadcasting software and hardware, database software, archives, data, records, and others.

     In an effort to minimize the Company's exposure to the potential Y2K problem, the Company has contacted each of our vendors to assess how Y2K will affect our operations. Although some vendors make verbal assurances of Y2K compliance, there can be no certainty that the systems that the Company use will not be affected. AOXY continues to examine the risks associated with its most reasonable worst case Year 2000 scenarios. Scenarios might include a possible but presently unforeseen failure of key supplier or customer business, processes, or systems. These situations could conceivably persist for some months after the millennium transition and could lead to possible revenue losses. The Company also may not have the applicable capital resources to correct or replace certain systems to be compliant with Y2K.
The Company may be able to replace or correct the Y2K problem within the organization, and still be affected by outside utilities and or vendors.

     The Company may not directly experience any effect from the Y2K problem, but the suppliers, vendors, clients or other associates of the Company, may be affected and could possibly cause the Company harm by loss of clients, loss of contracts, inability to receive supplies, etc. The Y2K element alone could significantly alter the Company's operations and profitability.

PART II

Item 1: Legal Proceedings

     On September 09, 1998 the Company appeared before the
Santa Clarita County small claims court to represent itself in a motion ("Motion") filed by a plaintiff, Alpha Graphics, against John Teuber for a judgement on July 06, 1998 from a case filed May 29,1998, to be amended to the Company. The Motion was denied and the judgement was not amended to reflect the Company as a defendant.

     On February 10, 1999 in the Municipal Court of California, county of Los Angeles, Newhall Judicial District, America-United Enterprises, Inc. filed suit against Advanced Oxygen Technologies, Inc, case no. 99U00109, alleging that the February, 1999 rent due on February 01, 1999 had not been paid by Advanced Oxygen Technologies, Inc. The suit has been settled out of court and Advanced Oxygen Technologies, Inc. has tendered the monies owed in full.

     On February 19, 1999, Written Communications, Inc. filed suit against Advanced Oxygen Technologies, Inc. in the small claims court in Van Nuys CA Municipal Court, Case no.
99V12825 for unpaid service rendered in the amount of $4,875.00.
The company will dispute the amount owed.

     On January 16, 1999, A Better Type filed suit against Advanced Oxygen Technologies, Inc. in the small claims court of the Municipal Court of California, San Diego Judicial District, Case no.691493 alleging non payment for services rendered of $5,000. On March 17, 1999 a judgement was entered against AOXY for $5,000.

     On March 23, 1999 Corestaff Services filed suit against Advanced Oxygen Technologies, Inc. in the small claims court Newhall CA Judicial district case no 99S00349 for lack of payment in the amount of $4,106. The case has been settled out of court and the company has agreed to pay Corestaff $500.00 on the 15 Th day of each month beginning on June 15, 1999 until any debts owed are paid in full.


Item 6.  Exhibits and Reports on Form 8-K

     A report on Form 8-K was filed on February 16, 1999 and
reported under Item 2 the Purchase of Specified Assets from
Integrated Marketing Agency, Inc.  The assets purchased consisted a promissory note of $550,000 payable to IMA and issued by
Advanced Oxygen Technologies date March 09, 1998 and
1,670,000 Preferred Shares of Advanced Oxygen Technologies.
IMA,  and Advanced Oxygen Technologies, Inc. provided each
other a mutual release of liability.   Exhibit 1, contained therein
defined the terms and conditions of the transaction.

SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 27, 1999

     /s/ Robert E. Wolfe/s/

           Robert E. Wolfe, Chairman of the Board and
           Chief Executive Officer and Principal
           Financial Officer