Form 10KSB
period 1999-06-30
ADVANCED OXYGEN TECHNOLOGIES INC
filed 1999-10-13
CIK 352991

U. S. SECURITIES AND EXCHANGE COMMISSION
            Washington, D. C.  20549
                  FORM 10-KSB

      (X)  ANNUAL REPORT PURSUANT TO SECTION 13
OR  15 (d)OF THE SECURITIES EXCHANGE ACT OF  1934
    For the fiscal year ended June 30, 1999
         Commission file number 0-9951

               ADVANCED OXYGEN TECHNOLOGIES, INC.
         (Name of small business Issuer in its charter)

    Delaware                                      91-1143622
(State of incorporation)    (I.R.S. Employer Identification No.)

 26883 Ruether Avenue Santa Clarita, CA   91351
(Address of principal executive offices)   (Zip Code)

                  661-298-3333
        (Issuer's telephone number, including area code)

   Securities registered pursuant to Section 12(b) of the Act:
                      None

 Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.01 per share

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]            No[    ]

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ X ]

For the year ended June 30, 1999, Issuer's revenues were $741,153.96

The aggregate market value of Common Stock at June 30, 1999 held by non-affiliates approximated $1,534,375 based upon the average bid and asked prices for a share of Common Stock on that date. For purposes of this calculation, persons owning 10% or more of the shares of Common Stock are assumed to be affiliates, although such persons are not necessarily affiliates for any other purpose. As of June 30, 1999, there were 29,640,252 issued and outstanding shares of the registrant's Common Stock, $.01 par value.

Transitional Small Business Disclosure Format (check one):  Yes[ ]   No [ X ]


PART I . . . . . . . . . . . . . . . . . . . . 4
ITEM 1-  DESCRIPTION OF BUSINESS     . . . . . 4
The Patent Sale. . . . . . . . . . . . . . . . 4
Stock Acquisition Agreement, 12/18/97. . . . . 4
Purchase Agreement, 12/18/97 . . . . . . . . . 4
Waiver Agreement, 12/18/97 . . . . . . . . . . 5
Change of Directors. . . . . . . . . . . . . . 5
Trust Agreement, 12/18/97. . . . . . . . . . . 5
Acquisition or Disposition of Assets, March 09,1998.6
Teuber Employment Agreement Termination. . . . 6
Set Off of Promissory Note, 9/4/98 . . . . . . 6
Gaylord Employment Agreement Termination . . . 6
California Facilities, 9/30/98 . . . . . . . . 6
Demand for Indemnification, 12/9/98. . . . . . 6
Purchase Agreement of 1/29/99. . . . . . . . . 7
Employees. . . . . . . . . . . . . . . . . . . 7
ITEM 2. DESCRIPTION OF PROPERTY    . . . . . . 7
ITEM 3.  LEGAL PROCEEDINGS     . . . . . . . . 7
Pending Matters. . . . . . . . . . . . . . . . 7
Settled Matters: . . . . . . . . . . . . . . . 8
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
SECURITY HOLDERS . . . . . . . . . . . . . . . 8

PART II. . . . . . . . . . . . . . . . . . . . 8
ITEM 5.  MARKET OF REGISTRANT'S COMMON
EQUITYAND RELATED STOCKHOLDER MATTERS      . . 8
ITEM 6.  PLAN OF OPERATION.      . . . . . . . 9
Business Plan. . . . . . . . . . . . . . . . . 9
Client and Industry Representation . . . . . . 9
Y2K (Year 2000 Problem). . . . . . . . . . . .10
Forward Looking Statements . . . . . . . . . .10
ITEM 7.  FINANCIAL STATEMENTS. . . . . . . . .11
Advanced Oxygen Technologies, Inc. Financial Statements;11
Statement of Operations. . . . . . . . . . . .12
Statement of Cash Flow . . . . . . . . . . . .14
Statement of Shareholder's Equity. . . . . . .15
PART III . . . . . . . . . . . . . . . . . . .16
ITEM 9.Directors and Officers of the Registrant 16
ITEM 10.  Executive Compensation . . . . . . .16
ITEM 11.  Security Ownership of Certain Beneficial Owners and
Management . . . . . . . . . . . . . . . . . .19
ITEM 12.  Certain Relationships and Related Transactions20
ITEM 13.  Exhibits and Reports on Forms 8-K. .21
SIGNATURES . . . . . . . . . . . . . . . . . .22


                     PART I

ITEM 1-  DESCRIPTION OF BUSINESS


          Advanced Oxygen Technologies, Inc. ("Advanced Oxygen Technologies", "AOXY", "AOT" or the "Company"), incorporated in Delaware in 1981 under the name Aquanautics Corporation, was, from 1985 until May 1995, a development stage specialty materials company producing new oxygen control technologies. From May of 1995 through December of 1997
AOXY had minimal operations and was seeking funding for operations and companies to which it could merge or acquire. In March of 1998 AOXY began operations in California. The business consists of producing and selling CD-ROMS for conference events, advertisement sales on the CD's, database management and event marketing all associated with conference events.

     THE PATENT SALE
       On May 1, 1995, the Company sold its patents, and all related technology and intellectual property rights (collectively the
"Patents Rights") to W. R. Grace & Co. Conn., a Connecticut corporation ("Grace"). The price for the Patents Rights was
$335,000, in cash, and a royalty until April 30, 2007 of two percent (2%) of the net sales price of (a) all products sold by Grace that include as a component, material that absorbs, bars, climinates, extracts and/or concentrates oxygen that, but for the purchase of the Patents Rights, would fringe the Patents Rights, and (b) any mixture or compound (other than a finished product) which includes as a component material that absorbs, bars, climinates, extracts and/or concentrates oxygen that, but for the purchase of
the Patent Rights,  would infringe the Patent Rights.   Subsequently
these royalties and associated liabilities were transferred to a trust (see Trust Agreement 12/18/97 below).

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

Company/Individual          # of Shares         %

Robert E. Wolfe             50,000 shares       0.17%
Triton-International       375,000 shares       1.26%
Crossland, Ltd. (Belize) 6,312,500 shares      21.30%
Crossland, Ltd.          5,937,500 shares      20.03%
Coastal Oil, Ltd.        5,937,500 shares      20.03%
Eastern Star, Ltd.       5,937,500 shares      20.03%


          The 23,750,000 shares of AOXY common stock sold by AOXY as of December 18, 1997 to Crossland, Eastern, Coastal and CLB pursuant to the Stock Acquisition Agreement (the
"Regulation S Shares") were not registered  under the Securities
Act of 1933, as amended, in reliance on the exemption from registration provided by Rule 903(c)(2) of Regulation S. Consideration for the Regulation S Shares consisted of $60,000 cash and consulting services rendered valued at $177,500.
Each of the purchasers of the Regulation S Shares (a "Buyer") has represented to AOXY that (i) it is not a "U.S. Person" as that term is defined in Rule 902 (o) of Regulation S; (ii) the sale of the Regulation S Shares was taking place outside of the United States;
(iii) no offer was made in the United States; (iv) it was purchasing the Regulation S Shares for its own account and not as a nominee or for the account of any other person or entity; (v) it had no intention to sell or distribute the shares except in accordance with Regulation S; (vi) it agreed that it would not transfer Regulation S Shares to a U.S. Person before the 41st day from the date the Buyer purchased the Regulation S Shares.
          AOXY represented to the Buyers that it had not conducted any "directed selling effort" as defined in Regulation S, and that it had filed all reports required to be filed under the Securities Exchange Act of 1934 during the preceding twelve months.

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

     ACQUISITION OR DISPOSITION OF ASSETS, MARCH 09,1998.
          On March 9, 1998, pursuant to an Agreement for Purchase and Sale of Specified Business Assets, a Promissory Note, and a Security Agreement all dated March 9, 1998, Advanced Oxygen Technologies, Inc.(the "Company") purchased certain tangible and intangible assets (the "Assets") including goodwill and rights under certain contracts, from Integrated Marketing Agency, Inc., a California Corporation ("IMA"). The assets purchased from IMA consisted primarily of furniture, fixtures, equipment, computers, servers, software and databases previously used by IMA in its full service telemarketing business. The purchase price of $2,000,000 consisted of delivery at closing by the Company of a $10,000 down payment, a Promissory Note in the amount of $550,000 payable to IMA periodically, with final payment due on April 10, 2000 and accruing compounded interest at a rate of nine percent (9%) per annum, and 1,670,000 shares of convertible, preferred stock, par value $.01 per share, of the Company (the "Preferred Stock"). The Preferred Stock is automatically convertible into shares of the Company's common stock, par value $.01 per shares (the
"Common Stock"), on March 2, 2000, at a conversion rate which will depend on the average closing price of the Common Stock for a specified period prior thereto. The purchase price was determined based on the fair market value of the purchased assets. The down payment portion of the purchase price was drawn from cash reserves of the Company, and the cash required for payments due under the Promissory Note will be generated by future revenues from the Company's business.

     TEUBER EMPLOYMENT AGREEMENT TERMINATION
     Pursuant to an employment agreement dated March 09, 1998 between the Company and John Teuber ("Employment
Agreement"), on September 04, 1998 the Company terminated
John Teuber for cause without relinquishing any of its rights or remedies.

     SET OFF OF PROMISSORY NOTE, 9/4/98
     Pursuant to the Note, the Purchase Agreement, and the Security Agreement between the Company and ("IMA"), the
Company on September 04, 1998 exercised its right of "Set Off" of the Note, as defined therein due to IMA's breach of numerous representations, warranties and covenants contained in the Note and certain ancillary documents. The Company further reserved any and all rights and remedies available to it under the Note, Purchase Agreement and Security Agreement.

     GAYLORD EMPLOYMENT AGREEMENT TERMINATION
     The Company entered into a two year employment agreement ("NAG Agreement" as contained in Exhibit I of the registrants SEC Form 10-K for the period ending June 30, 1998) with Nancy Gaylord on March 13, 1998. On September 18, 1998, Nancy Gaylord terminated her employment with the Company.
The NAG Agreement had no provision for this termination.

     CALIFORNIA FACILITIES, 9/30/98
     The Company entered into a lease agreement as contained in Exhibit I of the registrants SEC Form 10-QSB for the period ending September 30, 1998 with America-United Enterprises Inc.
on October 01, 1998 and took possession of 4,700 s.f. of premises on November 06,1998 in Santa Clarita for its CA location. Currently, this is the only California location of the Company.

     DEMAND FOR INDEMNIFICATION, 12/9/98
     On December 9, 1998 the company delivered to IMA,
"Notification to Indemnifying Party and Demand for
Indemnification for $2,251,266." Pursuant to the Note, the Purchase Agreement, the Security Agreement, and the
Employment Agreement (collectively the "Agreements"), the
Company demanded that IMA pay $2,251,266 or defend the Company against the Liabilities (as defined therein) due to, among other things, IMA's breach, representations, warranties, and violation of the Agreements.

     PURCHASE AGREEMENT OF 1/29/99
     On January 29, 1999, pursuant to the Purchase Agreement of 1/28/99, Advanced Oxygen Technologies, Inc. ("AOXY") purchased 1,670,000 shares of convertible preferred stock of Advanced Oxygen Technologies, Inc. ("STOCK") and a $550,000 promissory note issued by Advanced Oxygen Technologies, Inc ("Note") from Integrated Marketing Agency, Inc.("IMA"). The terms of the Purchase Agreement were: AOXY payed $15,000 to IMA, assumed a Citicorp Computer Equipment Lease,
#010-0031648-001 from IMA, delivered to IMA certain tangible business property (as listed in Exhibit A of the Purchase Agreement), executed a one year $5,000 promissory note with IMA, and delivered to IMA a Request For Dismissal of case #PS003684 (restraining order) filed in Los Angeles county superior court. IMA sold, transferred, and delivered to AOXY the Stock and the Note. IMA sold, transferred, assigned and delivered the Note and the Stock to AOXY, executed documents with Citicorp Leasing, Inc. to effectuate an express assumption by AOXY of the obligation under lease #010-0031648-001 in the amount of $44,811.26, executed a UCC2 filing releasing UCC-1 filing #9807560696 filed by IMA on March 13, 1998, and delivered such documents as required. In addition, both IMA and AOXY provided mutual liability releases for the other.

     EMPLOYEES
     As of June 30, 1999 the Company had a total of 7 employees.

ITEM 2. DESCRIPTION OF PROPERTY

          The assets of the Company consist primarily of furniture, fixtures, equipment, computers, servers, software and databases.

ITEM 3.  LEGAL PROCEEDINGS

     PENDING MATTERS

          The  Company is a party to the following legal proceedings:

On April 30, 1999 NEC America Filed suit against Advanced
Oxygen Technologies, Inc. In the Los Angeles Superior Court,
North Valley Branch, Case Number PC 023087X alleging default of the Lease Agreement of November, 1998 in the amount of $57,167.28. AOXY has answered the suit and denies some or all of the allegations, and believes that the jurisdiction of the case should be in New York.

A previous employee, Tim Rafalovich has filed suit against Advanced Oxygen Technologies, Inc. in the Small Claims court of New Hall, CA alleging that AOXY has not paid approximately $5,000 in wages, case number 99S00761. The appeal is pending and AOXY denies all allegations, and will defend the case.

On June 14, 1999 Airborne Express, Inc. filed suit against
Advanced Oxygen Technologies, Inc., case # 99-C00738 in small claims court of Los Angeles CA Municipal district, Newhall
Judicial District for $5,093.95, including court costs and attorney's fees alleging monies owed. AOXY denies the allegations and plans to defend the claim and believes that some or all of the shipping charges cited were from a previously shared location in Santa
Clarita.

     SETTLED MATTERS:

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

On February 19, 1999, Written Communications, Inc. filed suit against Advanced Oxygen Technologies, Inc. in the small claims court in Van Nuys CA Municipal Court, Case no. 99V12825 for unpaid service rendered in the amount of $4,875.00. The company paid the amount in full.

On January 16, 1999, A Better Type filed suit against Advanced Oxygen Technologies, Inc. in the small claims court of the Municipal Court of California, San Diego Judicial District, Case no.691493 alleging non payment for services rendered of $5,000. The Company paid the amount in full.

On March 23, 1999 Corestaff Services filed suit against Advanced Oxygen Technologies, Inc. in the small claims court Newhall CA Judicial district case no 99S00349 for lack of payment in the amount of $4,106. The case was settled out of court and the company has agreed to pay Corestaff $500.00 on the 15 Th day of each month beginning on June 15, 1999 until any debts owed are paid in full.

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

     Fiscal Year Ended June 30, 1998   High      Low
     First Quarter                     0.07      0.010
     Second quarter                    0.02      0.005
     Third Quarter                     0.09      0.015
     Fourth Quarter                    0.23      0.055

Fiscal Year Ended June 30, 1999        High      Low
     First Quarter                     0.220    0.055
     Second quarter                    0.047    0.015
     Third Quarter                     0.031    0.015
     Fourth Quarter                    0.200    0.015

     At September 30, 1999, the closing bid price of the Company's Common Stock as reported by the National Quotation Bureau, Inc, was $0.0625

ITEM 6.  PLAN OF OPERATION.

     BUSINESS PLAN
          The Company currently has two locations. The location in New York is the location for some of the administrative operations and through June 30, 1999 was offered to the Company on a month to month basis at no cost from Crossfield, Inc. Robert
E. Wolfe is president of Crossfield, Inc. The location in Santa Clarita, CA is the location for operations. The Company currently has four areas of concentration: CD-ROM production/sales, event sales, database management and marketing.
          The Company began producing and selling educational
CD-ROMS in March of 1998. The content of the CD-ROMS is derived from conferences, held by clients of the Company. AOXY produces a CD-ROM of the conferences including the audio, video, graphics and/or verbatim transcripts of the conference.
AOXY sells CD's direct to the client and public, and/or sells advertisement space on the CD's and produces the CD at no cost to the conference organizer. All CD's are in HTML format and are directly linked to the Internet sites of AOXY and the Client. The sales efforts are conducted on the Internet and in the Santa Clarita CA location. In addition, the Company began selling event registrations for conferences where AOXY is producing
CD-ROMS. The Company sells the events through fax broadcasting, direct mail, and telemarketing from Santa Clarita CA.
          In March 1998, AOXY began database management which includes managing client databases, assisting clients in effective marketing with databases, providing database information to clients, list rentals, and utilizing and structuring databases for fax broadcasting. Currently the Company has the ability to fax broadcast or email broadcast to a large number of contacts.
     The Company continues it efforts to raise capital to support operations and growth, and is actively searching acquisition or merger with another company that would compliment AOXY or increase its earnings potential.

     CLIENT AND INDUSTRY REPRESENTATION
          During this reporting period, 7 client contracts were concluded. There were 4 active clients as of June 30, 1999.
Because the company represents a variety of clients in a variety of industries, the operation of each client account is unique. In addition to the CD Production Clients of AOXY, AOXY has 2 active contracts for Database Management. AOXY fulfils these contracts by providing, selling, updating and/or renting database information.

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

     The Company may not directly experience any effect from the Y2K problem, but the suppliers, vendors, clients or other associates of the Company, may be affected and could cause the Company harm by loss of clients, loss of contracts, inability to receive supplies, etc. The Y2K element alone could significantly alter the Company's operations and profitability.

     FORWARD LOOKING STATEMENTS

 Certain statements contained in this report, including statements concerning the Company's future and financing requirements, the Company's ability to obtain market acceptance of its products and the competitive market for sales of small production business' and other statements contained herein regarding matters that are not historical facts, are forward looking statements; actual results may differ materially from those set forth in the forward looking statements, which statements involve risks and uncertainties, including without limitation to those risks and uncertainties set forth in any of the Company's Registration Statement's under the heading "Risk Factors" or any other such heading. In addition, historical performance of the Company should not be considered as an indicator for future performance, and as such, the future performance of the Company may differ significantly from historical performance.






ITEM 7.  FINANCIAL STATEMENTS

     ADVANCED OXYGEN TECHNOLOGIES, INC. FINANCIAL
     STATEMENTS;

Advanced Oxygen Technologies Inc.
Balance Sheet for the year ending
June 30, 1999

Assets
                                       1999        1998
Current Assets
Cash                                 54,057     (56,835)
Receivables                          61,203     161,064
Allowance for Doubtful Accounts      (1,295)          0
Database Management Receivables      15,315           0
A/R Reserve                               0     (45,554)
Inventory                             6,759       3,525
Total Current Assets               $136,039     $62,200


Property and Equipment
Furniture and Fixtures               31,869      31,869
Office Equipment                     17,882      17,882
Equipment                            98,858      98,858
Capitalized Equipment               125,352      25,406
Other Depreciable Property          911,391     911,391
Accumulated Depreciation           (187,887)    (84,438)
Total Property and Equipment       $997,465  $1,000,968

Other Assets
Deposits                              4,093           0
Total Other Assets                   $4,093          $0
Total Assets                     $1,137,597  $1,063,168

Liabilities and Capital

Current Liabilities
Accounts Payable                    179,930      66,490
Accrued Expenses                          0      41,305
Sales Tax Payable                     2,577       1,649
Health Care Contributions             5,894       1,351
Due to Employees                      6,375           0
Federal payroll Taxes Payable        46,546      27,161
State Payroll Taxes payable           5,436       1,641
SUTA Tax payable                       (140)       (220)
IMA Short Term Note                  (1,800)          0
State Taxes Payable                     800         800
Payable to Client                         0      61,418
Deferred Commission Income                0       7,681
Total Current Liabilities          $245,276    $209,276


Long Term Liabilities
Note Payable Olsen                        0       1,741
Capital Leases Obligation           123,583      23,637
NOTE Payable Crossfield              20,199      17,925
Note payable IMA                          0     528,466
Other Long Term Liabilities          11,886           0
401k T Account                       58,226      15,001
Total Long Term Liabilities         213,895     586,770


Total Liabilities                  $459,512    $796,046


Capital
Beginning Balance Equity             16,700      16,700
Preferred Stock                          50          50
Common Stock                        296,403     296,403
Paid in Capital                  20,398,631  20,398,631                                   19,898,631
Retained Earnings               (20,444,662)(20,187,362)
Net Income                          410,963    (257,300)
Total Capital                      $678,085    $267,122

Total Liabilities & Capital        1,137,597  1,063,168


     STATEMENT OF OPERATIONS

Advanced Oxygen Technologies Inc.
Income Statement for the year ending
June 30, 1999


                                       1999        1998



Revenues
Service Fees                              0       1,395
Consulting                          105,895      50,000
CA Registrations                    346,234       9,799
CD Sales                            142,617     150,727
Sponsor Sales                        32,602      10,995
Client Contracts                     12,190      58,434
Database Management                  32,516         225
Commissions                          69,099      31,254
Total Revenues                      741,154     312,829


Cost of Sales
Cost of Product                      10,681      12,709
Freight                              (5,388)          0
Other                                     0       2,114
Independent Contract commissions     42,882     105,647
Royalties                            16,009           0
Show Fees                                 0     110,000
Amortization                              0      75,949
Returns and Allowances                  510           0
Total Cost of Sales                  64,694     306,419


Gross Profit                        676,460       6,410


Expenses
IC Reimbursable Expense                 274          92
Advertising Expense                  (4,993)      2,383
Accounting/Professional Fee          32,953       4,107
Auto Expense                            248       1,050
Bad Debt Expense                    (45,554)     50,554
Bank Charges                         17,024       2,487
Closing Costs                        26,910      54,665
Commissions and Fees Expense          2,571     183,951
Consulting Expense                        0       3,000
Credit Card Charges                  (1,076)          0
Depreciation Expense                103,449       8,489
Dues and Subscriptions                1,756      (2,139)
Employee Benefits                     3,001          49
Freight                                 282         726
Interest Expense                     28,252       8,858
Cleaning Expense                        978       2,024
Legal & Professional Expense        (26,117)     57,930
Maintenance Expense                     718          46
Management Expenses                       0         434
Moving Expense                          996          48
Meal & Entertainment Expense            973       1,557
Misc. Expense                             0      16,875
Office Expense                        2,906         952
Other Taxes                               0         193
Payroll Tax Expense                  16,950       4,018
Postage Expense                       6,002       3,313
Printing and Reproduction            16,529       7,613
Professional Development                  0          32
Professional Salaries Billable           40           0
Share/Transfer Agent expense          1,785       5,270
Professional Salaries-Non Billable       707         411
Rent/Lease Expense                   37,293      20,848
Computer & Equipment leases          40,962      12,237
Repairs Expense                         550           0
Transcribing Expense                 35,588      14,290
Salaries Expense                    114,825      59,111
Employee Commission Expenses          9,372       1,491
Subcontract Fees                     18,444       2,952
Temporary Employment                      0         318
Supplies Expense                      2,555       2,363
Computer Software Upgrades              726       3,652
Telephone Expense                    53,506      18,194
Travel Expense                       15,967      11,821
Utilities Expense                     5,658       4,585
Wages Expense                        72,232       9,990
Overtime Wage Expense                   146           0
Other Expenses                          465         360
State Tax Provision                       0         800
Total Expenses                      595,853     581,997


Extraordinary Income
Bad Receivables Income             (201,630)          0
Commission Income                         0       8,000
Interest Income                         108           0
Other Income                          5,914      17,188
12/97 Forgiveness off Debt                0     286,374
1/29/99 Forgiveness of Debt         521,894           0
Shipping Charges Reimbursed           4,069       6,726
Total Extraordinary Income         $830,357    $318,288


NET INCOME                         $410,963   ($257,300)

     STATEMENT OF CASH FLOW

Advanced Oxygen Technologies Inc.
Statement of Cash Flow
June 30, 1999
                                                  1999

CASH FLOWS FROM OPERATING ACTIVITIES

NET INCOME                                    410,963

Adjustments to reconcile net income to Net
Cash by operating activities
Accum. Depreciation                           103,449
Accounts Receivable                            99,861
Allowance for Doubtful accounts                 1,295
Database Management Receivable                (15,315)
A/R Reserve                                   (45,554)
Inventory                                      (3,234)
Accounts Payable                              113,440
Accrued Expenses                              (41,305)
Sales Tax Payable                                 928
Health Care Contributions                       4,543
Due to Employees                                6,375
Federal Payroll Taxes Payable                  19,385
State Payroll Taxes Payable                     3,795
SUTA Tax Payable                                   80
IMA Short Term Note Payable                   (1,800)
Payable to Clients                            (61,418)
Deferred Commission Income                    (7,681)
Total Adjustments                             176,843

Net Cash Provided By Operations             1,087,806

CASH FLOWS FROM INVESTING ACTIVITIES
Used For::
Capitalized Equipment                         (99,946)
Deposits                                       (4,093)
Net Cash used in investing                   (104,039)

Cash Flows from Financing activities
Proceeds From:
Capital Leases Obligation                     99,946
Notes Payable Jens Olsen                      8,400
Note Payable Crossfield                       23,274
Other Long Term Liabilities                   1,259
401K T account                                58,226
Preferred Stock                               10,000

Used For:
Notes Payable Olsen                           (10,141)
Notes Payable Crossfield                      (21,000)
Note Payable IMA                              (528,466)
Other Long Term Liabilities                   (4,375)
Preferred Stock                               (10,000)


Net Cash used in Financing                    (872,875)

Net Increase (decrease) in cash               110,892

Summary:

Cash Balance at End of Period                 54,057
Cash Balance at Beginning of Period           6,099

Net Increase (decrease) in cash               60,156


     STATEMENT OF SHAREHOLDER'S EQUITY

Advanced Oxygen Technologies Inc.
Statement of Shareholder's Equity
For the Year ended June 30, 1999

                                     Jan 29, 1999
                            Balance  Purchase of Note       Net     Balance
                          6/30/1998  & Preferred Shares   Income    6/30/1999
============================================================================
        Series2 Shares        5,000                                     5,000
                Amount          $50                                       $50
-----------------------------------------------------------------------------
        Series3 Shares    1,670,000    (1,670,000)                          0
                Amount      $16,700                                   $16,700
-----------------------------------------------------------------------------
        Series4 Shares            2                                         2
                Amount           $0                                        $0
-----------------------------------------------------------------------------
        Series5 Shares            1                                         1
                Amount           $0                                        $0
-----------------------------------------------------------------------------
Preferred       Shares            0     1,670,000                   1,670,000
Treasury Stock  Amount           $0                                        $0
-----------------------------------------------------------------------------
Common Stock    Shares   29,640,252                                29,640,252
                Amount     $296,403                                  $296,403
-----------------------------------------------------------------------------
Addtnl Paid in Capital  $20,398,631     ($500,000)                $20,398,631
-----------------------------------------------------------------------------
Accumulated    Deficit ($20,187,362)                  410,963    ($19,276,399)
=============================================================================
                 TOTAL     (257,300)                                 $678,085


ITEM 8. Changes in and Disagreements with Accounts on Accounting and Financial Disclosure

The Company has no disagreements with accountants on accounting and financial disclosure. During this time AOXY has engaged Singer, Lewak Greenbaum & Goldstein, LLP, 10960
Wilshire Blvd, Los Angeles, CA 90024 and Bernstein Pinchuk &
Kaminsky, Llp, Seven Penn Plaza, New York, NY, 10001

                    PART III

ITEM 9.Directors and Officers of the Registrant

     Set forth below is information regarding the Company's directors and executive officers, including information furnished by them as to their principal occupations for the last five years, other directorships held by them and their ages as of June 30, 1999. All directors are elected for one-year terms, which expire as
of the date of   the Company's annual meeting.

Name    Director Since Age  Positions
Robert E. Wolfe   1997  36  Chairman of the Board Chief Executive Officer
Joseph N. Noll    1997  76  Director

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

ITEM 10.  Executive Compensation

Robert Wolfe, Chairman and CEO has waived his $250,000 annual for the year ending June 30, 1999. No officer or director received any compensation from the Company during the last fiscal year. The Company paid no bonuses in the last three fiscal years ended June 30, 1999 to officers or other employees. Prior to the Stock Acquisition of December 12, 1998, the Company's
Chief executive officer and Chairman of the Board was Harry Edelson. Mr. Edelson received no compensation during the fiscal year ending June 30, 1999.

The following table sets forth the total compensation paid or accrued to its Chief Executive Officer, Robert E. Wolfe and former Chief Executive officer Harry Edelson during the fiscal year ending June 30, 1999. There were no other corporate officers in any of the last three fiscal years.

Executive Compensation


                                     Other              LTIP
                                     Compen- Restricted Pay   All
Name             Yr   Salary  Bonus  sation  Awards     outs  Security   Other
===============================================================================
Harry Edelson    99       0       0      0       0        0     0          0

Robert Wolfe     99       0       0      0       0        0     0          0



OPTION GRANTS DURING 1999; VALUE OF OPTIONS AT YEAR-END

The following tables set forth certain information covering the grant of options to the Company's Chief Executive Officer, Mr. Robert E. Wolfe and the former Chief Executive Officer, Mr. Harry Edelson during the fiscal year ended June 30, 1999 and unexercised options held as of that date. Neither Mr. Wolfe or Mr. Edelson exercised any options during fiscal 1998.

Name         # Securities      % of Total      Exercise   Expiration Date
             underlying        Options to      Price
             Option            Employer
============================================================================
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

Issuable Shares

As of September 20, 1995, approximately 374,000 shares of
Common Stock had been issued upon the exercise of options granted under the Option Plans, no shares of Common Stock were subject to outstanding options under the Options Plans and 626,000 shares of Common Stock were available for issuance under future option grants. From July 1, 1991 to September 20, 1995, options were granted at exercise prices ranging from $1.22 to $8.15 per share. The exercise price of each option was equal to 85% of the closing bid price of Company's Common Stock as reported on the NASDAQ Over the Counter Bulletin Board
Exchange. Due to employee terminations, all options became void in August 1995. As of September 30, 1999 1,000,000 shares of Common Stock were available for issuance under future option grants.

Board of Directors Compensation

As of June 30, 1999 the directors did not receive any compensation for serving as members of the Board.

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

During the fiscal year ended June 30, 1999, no options were granted to non-employee Board members.

ITEM 11.  Security Ownership of Certain Beneficial Owners and
Management

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of June
30, 1999, by ( i ) all those known by the Company to be beneficial owners of more than 5% of its Common Stock; ( ii ) all directors; and ( iii ) all officers and directors of the Company as a group.

Beneficial Ownership

Name and Address of                     Shares            Fully Diluted Percent
Beneficial Owner

Crossland, Ltd. (Belize)                6,312,500           21.30%
60 Market Square
PO Box 364
Belize City, Belize, Central America

Eastern Star, Ltd.                      5,937,500           20.03%
104B Saffrey Square
Bank Lane and Bay Street
Box N-1612
Nassau, Bahamas

Coastal Oil, Ltd.                       5,937,500           20.03%
40 Santa Rita Road
Corazal, Belize, Central America

Crossland, Ltd.                         5,937,500           20.03%
104B Saffrey Square
Nassau, Bahamas

Robert E. Wolfe                            50,000            0.17%

Joseph Noll                                     0            0.00%


Note:
AOXY Purchase 1,670,000 Preferred Shares of Advanced
Oxygen Technologies, Inc from IMA (see Purchase Agreement, 1/29/99) and includes shares of convertible, preferred stock, par value $.01, having the aggregate value of $1,440,000.00 w/fixed annual dividends of $0.001 per share payable on January 1 of each year; with an automatic conversion on 3/2/2000 of each share of preferred stock into either a) 1 share of common stock, par value $.01 per share if the average closing price of the common stock during the 10 trading days immediately prior to March 1, 2000 is equal to or greater than $0.66 per share or (b) 1 1/2 shares of common stock if the average closing price of the common stock during the 10 trading days immediately prior to March 1, 2000 is less than $0.66 per share. If on the conversion date the aggregate value of the common stock into which the preferred shares are converted is less than $500,000, then the Company could be caused to redeem the converted shares for the aggregate sum of $500,000 upon receiving notice of intention to redeem the converted shares within 10 business day. This stock is now treasury stock.

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

     a) 1988 Stock Option Plan, incorporated by reference to the Registrant's 1988 definitive Proxy Statement filed pursuant to Regulation 14A
     b) Non-Employee Director Stock Option Plan incorporated by reference to the Registrant's report on Form 10-K for the fiscal year ended June 30, 1993
     c) Patent Purchase Agreement between Advanced Oxygen Technologic Inc., and Grace-Conn, dated February 10, 1995 incorporated by reference to the Registrant's 1995 definitive Proxy Statement filed pursuant to Regulation 14A.
     d) Contingent Plan of Liquidation dated February 10, 1995, incorporated by reference to the Registrant's 1995 definitive Proxy Statement filed pursuant to Regulation 14 A
     e) Stock Acquisition Agreement dated December 18, 1997 incorporated by reference to the Registrant's report on form 8-K as Exhibit A
     f) Purchase Agreement of December 18, 1997 incorporated by reference to the Registrant's report on form 8-K as Exhibit B
     g) Waiver Agreement incorporated by reference to the Registrant's report on form 8-K as Exhibit C
     h) Trust Agreement incorporated by reference to the Registrant's report on form 8-K dated, December 18, 1997 as Exhibit D
     i) Assignment and Assumption Agreement incorporated by reference to the Registrant's report on form 8-K dated, December 18, 1997 as Exhibit D
     j)  Agreement For Purchase & Sale Of Specified Business
Assets incorporated by reference to the Registrant's report on form 8-K dated March 09, 1998 as Exhibit 1
     k) Covenant of Non-Competition incorporated by reference to the Registrant's report on form 8-K dated March 09, 1998 as Exhibit B
     l) Promissory Note of March 09, 1998 incorporated by reference to the Registrant's report on form 8-K dated March 09, 1998 as Exhibit C
     m) Security Agreement of March 09, 1998 incorporated by reference to the Registrant's report on form 8-K dated March 09, 1998 as Exhibit D
     n) Employment Agreement, John Teuber, incorporated by reference to the Registrant's report on form 8-K dated March 09, 1998 as Exhibit F
     o)  Employment Agreement, Nancy Gaylord, dated March 13,
1998 attached hereto as Exhibit 1
  p) America United Lease, dated September 23, 1998 incorporated by reference to the Registrant's report form 10-QSB dated November 16, 1998
  q) NEC Lease, date November 10, 1998, incorporated by reference to the Registrant's report form 10-QSB dated January
28, 1999 as Exhibit I.
  r) Purchase Agreement of 1/29/99, dated January 29, 1999, incorporated by reference to the Registrant's report form 8-K dated February 17, 1999 as Exhibit I

      REPORTS ON FORM 8-K

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

A report on Form 8-K was filed on February 17, 1999 and reported under Item 2 the Purchase of Specified Assets from Integrated Marketing Agency, Inc. The assets purchased consisted of 1,670,000 shares of convertible preferred stock of Advanced Oxygen Technologies, Inc. ("STOCK") and a $550,000 promissory note issued by Advanced Oxygen Technologies, Inc ("Note") from Integrated Marketing Agency, Inc.("IMA"). The terms of the Purchase Agreement were: AOXY payed $15,000 to IMA, assumed a Citicorp Computer Equipment Lease,
#010-0031648-001 from IMA, delivered to IMA certain tangible business property (as listed in Exhibit A of the Purchase Agreement), executed a one year $5,000 promissory note with IMA, and delivered to IMA a Request For Dismissal of case #PS003684 (restraining order) filed in Los Angeles county superior court. IMA sold, transferred, and delivered to AOXY the Stock and the Note. IMA sold, transferred, assigned and delivered the Note and the Stock to AOXY, executed documents with Citicorp Leasing, Inc. to effectuate an express assumption by AOXY of the obligation under lease #010-0031648-001 in the amount of $44,811.26, executed a UCC2 filing releasing UCC-1 filing #9807560696 filed by IMA on March 13, 1998, and delivered such documents as required. In addition, both IMA and AOXY provided mutual liability releases for the other.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        (Registrant):  ADVANCED OXYGEN TECHNOLOGIES,
INC.

     Date: October 13, 1999  By (Signature and Title):

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


Date: October 13, 1999           By (Signature and title):

                                       /s/Joseph Noll /s/

                                   -------------------------
                                       Joseph N. Noll
                                       Director