Form 10QSB
period 1999-09-30
ADVANCED OXYGEN TECHNOLOGIES INC
filed 1999-11-15
CIK 352991

U.S. SECURITIES AND EXCHANGE COMMISSION
             Washington, D.C. 20549

                   FORM 10-QSB

   (x)QUARTERLY REPORT PURSUANT TO SECTION 13
   OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF
                         1934
For the quarterly period ended September 30, 1999

   ( )TRANSITION REPORT PURSUANT TO SECTION 13
    OR 15 (d) OF THE SECURITIES EXCHANGE ACT
               COMMISSION OF 1934
  For the Transition period September 30, 1999

          Commission file number 0-9951

       ADVANCED OXYGEN TECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)

         Delaware            91-1143622
(State of Incorporation)      (IRS Employer Identification No.)

 26883 Ruether Avenue, Santa Clarita,  CA 91351
    (Address of principal executive offices)

                 (661)-298-3333
           (Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filled by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes   X                  No

The number of shares of common stock outstanding as of September 30, 1999 was 29,640,252.

Transitional Small Business Disclosure Format (check one):

    Yes                           No   X


       ADVANCED OXYGEN TECHNOLOGIES, INC.


                      INDEX


PART 1: FINANCIAL INFORMATION. . . . . . . . . .3
     Item I: Financial Statements for the three months ending
          September 30, 1999.  (Unaudited) . . .3
          Balance Sheet, September 30, 1999. . .3
          Income Statement . . . . . . . . . . .5
          Statement of Cash Flow . . . . . . . .6
          Statement of Changes . . . . . . . . .8
     Item 2: Management's Discussion and Analysis of
          Financial Condition and Results of Operations.
           . . . . . . . . . . . . . . . . . . .9

PART II. . . . . . . . . . . . . . . . . . . . 13
     Item 1: Legal Proceedings . . . . . . . . 13
     Item 6.  Exhibits and Reports on Form 8-K 13

SIGNATURE. . . . . . . . . . . . . . . . . . . 14



PART 1: FINANCIAL INFORMATION

     Item I: Financial Statements for the three months ending
September 30, 1999.  (Unaudited)

        BALANCE SHEET, SEPTEMBER 30, 1999

Current Assets

Cash on Hand                      $2,607.75
Accounts Receivable             $106,527.21
Allowance for Doubtful Accounts  $(1,295.00)
Database Management Receivables  $23,400.00
Inventory                         $7,682.80
-------------------------------------------
Total Current Assets            $138,922.76



Property and Equipment

Furniture and Fixtures           $31,869.00
Office Equipment                 $17,882.00
Equipment                        $98,858.00
Capitalized Equipment           $125,352.40
Other Depreciable Property      $911,391.00
Accum. Depreciation            $(228,584.32)
-------------------------------------------
Total Property & Equipment      $956,768.08



Other Assets

Deposits                          $4,092.50
Total Other Assets                $4,092.50
===========================================
Total Assets                  $1,099,783.34



Liabilities and Capital

Current Liabilities

Accounts Payable                $216,227.60
Sales Tax Payable                 $2,669.94
Health Care Contributions         $5,894.06
Due to Employees                  $6,374.59
Federal Payroll Taxes Payable    $52,919.92
State Payroll Taxes Payable       $5,842.31
SUTA Tax Payable                  $(122.91)
IMA Short Term Note Payable     $(3,150.00)
State Tax Payable                   $800.00
-------------------------------------------
Total Current Liabilities       $287,455.51



Long Term Liabilities

Capital Leases Obligation       $123,583.40
Note Payable Crossfield          $17,083.75
Note Payable Icon                $15,000.00
Other Long Term Liabilities           $1.00
401 K T Account                  $32,325.51
-------------------------------------------
Total Long Term Liabilities     $187,993.66

===========================================
Total Liabilities               $475,449.17



Capital

Beginning Balance Equity         $16,700.00
Preferred Stock                      $50.00
Common Stock                    $296,403.00
Paid In Capital              $19,898,631.00
Retained Earnings           $(19,533,698.82)
Net Income                      $(53,751.01)
-------------------------------------------
Total Capital                   $624,334.17

===========================================
Total Liabilities & Capital   $1,099,783.34

                INCOME STATEMENT
 FOR THE THREE MONTHS ENDING SEPTEMBER 30, 1999

Revenues             3 Months Ending 9/30/99

CA Registrations                 $45,991.47
CD Sales                          $3,698.00
Advertising Sales                 $8,880.00
Database Management              $15,043.28
Interest Income                     $211.17
-------------------------------------------
Total Revenues                   $73,826.92


Cost of Sales

Cost of Goods                     $1,977.23
Contractor Commissions              $738.08
Purchase Returns                  $6,000.00
-------------------------------------------
Total Cost of Sales               $8,715.31



Gross Profit                     $65,108.61



Expenses

Accounting Fees                   $7,362.50
Auto Expenses                     $1,739.61
Bank Charges                        $434.95
Commissions                       $1,471.05
Credit Card Charges                  $36.71
Depreciation Expense             $40,697.22
Employee Benefit                    $555.00
Freight Expense                     $240.70
Laundry/Cleaning                      $3.00
Legal/Professional                  $907.34
Meals/Entertainment                 $887.88
Office Expense                      $744.60
Payroll Tax Expense               $2,238.55
Postage Expense                     $263.74
Rent                             $12,112.50
Computer Leases                     $883.87
Repairs Expense                     $391.26
Salaries Expense                 $10,323.00
Employee Commissions                $723.34
Subcontractor Fees                  $652.00
Software Upgrades                    $74.90
Telephone Expense                 $7,899.37
Travel Expense                    $1,735.36
Utilities Expense                 $2,289.42
Wages Expense                    $15,804.40
Other Expense                       $387.35
-------------------------------------------
Total Expenses                  $118,859.62

Net Income                     $(53,751.01)


             STATEMENT OF CASH FLOW
  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999

Cash Flows from Operations

Net Income                     $(53,751.01)

Adjustments to reconcile net
income to net
cash provided

Accum Depreciation               $40,697.22
Accounts Receivable             $(45,324.28)
Database Management Receivable   $(8,084.68)
Inventory                          $(923.77)
Accounts Payable                 $36,297.49
Sales Tax Payable                    $92.61
Federal Payroll Taxes             $6,374.42
State Payroll Taxes                 $406.72
SUTA Tax Payable                     $16.88
IMA Short Term Note              $(1,350.00)
-------------------------------------------
Total Adjustments                $28,202.61


Net Cash from Operations       $(25,548.40)


Cash from Investing Activities        $0.00
Net Cash Used in Investing            $0.00


Cash From Financing Activities

Used For
401 K T Account                $(25,900.94)
Net Cash used in Financing     $(25,900.94)

Net increase (decrease) in cash$(51,449.34)

Summary

Cash Balance at end of Period        $2,607.75

Cash Balance at Beginning of Period$(32,757.26)



Net Increase (decrease) in Cash    $ (30,149.51)


              STATEMENT OF CHANGES
  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999

Source of Working Capital

Net Income                     $(53,751.01)

Add back items not
requiring working
capital

Accum Depreciation               $40,742.22
Working Capital from Operations $(13,053.79)
Total Sources                   $(13,053.79)


Uses of working Capital

401 K T account                $(25,900.94)
Total uses                     $(25,900.94)


Analysis of components of changes

Increase (decrease) in
current assets

Cash of hand                    $(51,449.34)
Accounts Receivable              $45,324.28
Database Management Receivables   $8,084.68
Inventory                           $923.77

(Increase) Decrease in CurrentLiabilities


Accounts Payable                 $36,297.49
Sales Tax                           $(92.61)
Federal Payroll Taxes            $(6,374.42)
State Payroll Taxes                $(406.72)
SUTA Tax                            $(16.88)
IMA Short Term Loan                $1,350.00
Net Change                       $(38,954.73)


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

     The Company entered into a lease agreement as contained in Exhibit I of the registrants SEC Form 10-QSB for the period ending September 30, 1998 with America-United Enterprises Inc. on October 01, 1998 and took possession of 4,700 sf. of premises on November 06,1998 in Santa Clarita for its CA location. Currently, this is the only California location of the Company.

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

          The Company produces and sells educational CD-ROMS.
The content of the CD-ROMS is derived from conferences, held by clients of the Company. AOXY produces a CD-ROM of the conferences including the audio, video, graphics and/or verbatim transcripts of the conference. AOXY sells CD's direct to the client and public, and/or sells advertisement space on the CD's and produces the CD at no cost to the conference organizer. All CD's are in HTML format and are directly linked to the Internet sites of AOXY and the Client. The sales efforts are conducted on the Internet and in the Santa Clarita CA location. In addition, the Company began selling event registrations for conferences where AOXY is producing CD-ROMS. The Company sells the events through fax broadcasting, direct mail, and telemarketing from Santa Clarita CA.

     During this period, the Company completed production of CD's for the Interactive Music Expo, Health, the Healthy Living and Holistic Health Expo, and Independent Insurance Association of Indiana.

          Database management includes managing client databases, assisting clients in effective marketing with databases, providing database information to clients, list rentals, and utilizing and structuring databases for fax broadcasting. Currently the Company has the ability to fax broadcast or email broadcast to a large number of contacts.

     The Company has a database management contract with Dunn and Bradstreet, and during this period, the Company entered into a contract with Walter Karl, Inc., a division of InfoUSA, Inc. whereby, Walter Karl, Inc. will broker the company's database .

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

     In an effort to minimize the Company's exposure to the potential Y2K problem, the Company has contacted each of our vendors to assess how Y2K will affect our operations. Although some vendors make verbal assurances of Y2K compliance, there can be no certainty that the systems that the Company use will not be affected. AOXY continues to examine the risks associated with its most reasonable worst case Year 2000 scenarios. Scenarios might include a possible but presently unforeseen failure of key supplier or customer business, processes, or systems. These situations could conceivably persist for some months after the millennium transition and could lead to possible revenue losses. The Company also may not have the applicable capital resources to correct or replace certain systems to be compliant with Y2K. The Company may be able to replace or correct the Y2K problem within the organization, and still be affected by outside utilities and/or vendors.

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


PART II

Item 1: Legal Proceedings

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

Date: November 12, 1999

     /s/ Robert E. Wolfe/s/

           Robert E. Wolfe, Chairman of the Board and
           Chief Executive Officer and Principal
           Financial Officer