Form 10QSB
period 1999-12-31
ADVANCED OXYGEN TECHNOLOGIES INC
filed 2000-02-14
CIK 352991

U.S. SECURITIES AND EXCHANGE COMMISSION
              Washington, D.C. 20549

                     FORM 10-QSB

      (x)QUARTERLY REPORT PURSUANT TO SECTION 13
      OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF
                             1934
    For the quarterly period ended December 31, 1999

       ( )TRANSITION REPORT PURSUANT TO SECTION 13
        OR 15 (d) OF THE SECURITIES EXCHANGE ACT
                       COMMISSION OF 1934
       For the Transition period December 31, 1999

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

      Yes   X                  No

The number of shares of common stock outstanding as of December 31, 1999 was 29,640,252.

Transitional Small Business Disclosure Format (check one):

    Yes                           No   X


       ADVANCED OXYGEN TECHNOLOGIES, INC.

                      INDEX


PART 1: FINANCIAL INFORMATION                              3
     Item I: Financial Statements for the three months ending
          September 30, 1999.  (Unaudited)                 3
          Balance Sheet, September 30, 1999                3
          Income Statement                                 5
          Statement of Cash Flow                           6
          Statement of Changes                             8
     Item 2: Management's Discussion and Analysis of
          Financial Condition and Results of Operations    9

PART II.                                                  13
     Item 1: Legal Proceedings                            13
     Item 6.  Exhibits and Reports on Form 8-K            13

SIGNATURE                                                 14

PART 1: FINANCIAL INFORMATION

     Item I: Financial Statements for the three months ending
September 30, 1999.  (Unaudited)

     Balance Sheet
     December 31, 1999

Current Assets
Cash                          (4,209.61)
Accounts Receivable           126,345.82
Doubtful Accounts             (1,295.00)
Inventory                       7,779.40
========================================
Total Current Assets          128,620.61



Property and Equipment

Furniture and Fixtures         31,869.00
Office Equipment               17,882.00
Equipment                      98,858.00
Capitalized Equipment         125,352.40
Other Depreciable Property    911,391.00
Accum. Depreciation          (269,280.65)
===========================================
Total Property & Equipment    916,070.86


Other Assets
Deposits                        4,092.50
==========================================
Total Other Assets              4,092.50


Total Assets                1,048,783.97



Liabilities and Capital
Current Liabilities
Accounts Payable              227,334.67
Sales Tax Payable               2,669.94
Health Care Contributions       5,894.06
Due to Employees                6,374.59
Federal Payroll Taxes          56,672.59
State payroll Taxes             6,374.59
SUTA Tax                         (121.03)
IMA Short Term Note            (4,500.00)
State Tax Payable                 800.00
==========================================
Total Current Liabilities     301,160.78



Long Term Liabilities
Capital Leases                123,583.40
Note Payable, Crossfield       51,618.75
ICON Note Payable              15,000.00
Other Long Term Liabilities    11,886.00
401K T Account                    (94.26)
===========================================
Total Liabilities              201,993.89

Capital
Beginning Balance Equity        16,700.00
Preferred Stock                     50.00
Common Stock                   296,403.00
Paid-In Capital             19,898,631.00
Retained Earnings           19,533,698.82
Net Income                    (132,455.88)
==========================================
Total Capital                  545,629.30

Total Liabilities & Capital  1,048,783.97



Income Statement
For the Three Months Ending December 31, 1999

Revenues
Advertising Sales               5,350.00
Database Management             8,700.29
Bad Receivables               (20,771.50)
Other Income                   15,087.01
Finance Charge Income          15,516.23
==========================================
Total Revenues                 23,882.03

Cost of Sales                   2,318.40

Gross Profit                   21,563.63


Expenses
Accounting Fees                   287.50
Auto Expenses                     701.49
Bank Charges                      155.00
Credit Card Fees                   26.30
Depreciation Expense           40,697.22
Cleaning Expense                   22.50
Meals & Entertainment             889.42
Payroll Tax Expenses            4,129.14
Postage                           676.74
Rent                           12,112.50
Equipment Lease                 8,636.91
Salaries                        5,726.82
Employee Commission             1,559.45
Supplies                          160.42
Telephone                       5,942.68
Travel                          2,859.49
Utilities                       1,916.32
Wages                          10,228.00
Other Expenses                    380.70
State Tax Provision             5,859.50
=========================================
Total Expenses                100,268.50

Net Income                   (78,704.87)




Statement of Cash Flow
For the Three Months Ended December 31, 1999

Cash Flows from Operations
Net Income                   (78,704.87)


Adjustments to
reconcile income
to net cash

Accum. Depreciation            40,697.22
Accounts Receivable             3,580.49
Inventory                        (96.60)
Accounts Payable               11,107.07
Federal Payroll Taxes           3,752.67
State Payroll Taxes               193.65
SUTA                                1.88
IMA Short Term Note           (1,350.00)
=========================================
Total Adjustments              57,887.28

Net Cash Provided by Operations(20,817.59)

Cash Flows from Financing

Note Payable Crossfield        46,420.00
401K T account                (32,419.77)
Net Cash used in financing     14,000.23

Net increase (decrease)         6,817.36
in cash

Cash Balance at End of period   4,209.61
Beginning Cash Balance          4,905.68

Net Increase (decrease)           696.07
in Cash


Statement of Changes in Financial Position
For the three months ended December 31, 1999

Sources of Working Capital

Net Income                    (78,704.87)
Add Backs not requiring workingcapital

Accum. Depreciation             40,697.22
Working Capital from Operations(38,007.65)

Other Sources:
Note Payable Crossfield          46,420.00
Total Sources                     8,412.35
401K T Account                  (32,419.77)
=========================================
Net Changes                     (24,007.42)



Analysis of components
Increase (decrease) in Current Assets

Cash                          (6,817.36)
Receivables                   (3,581.39)
Inventory                          96.60
(Increase) decrease in CurrentLiabilities

Accounts Payable             (11,107.07)
Federal Payroll Taxes         (3,752.67)
State Payroll                   (193.65)
SUTA                              (1.88)
IMA Note                        1,350.00
=========================================
Net Change                   (24,007.42)



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

     The Company has a database management contract with Dunn and Bradstreet, and Walter Karl, Inc., a division of InfoUSA, Inc. whereby, Walter Karl, Inc. will broker the company's database .

     During this period, the Company completed delivery of the CD's for the Interactive Music Expo, Health, the Healthy Living and Holistic Health Expo, and Independent Insurance Association of Indiana. The last quarter of the calendar year has been the slowest production time for the Company due to the decrease in the client's seminar schedule.

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


PART II

Item 1: Legal Proceedings

On April 30, 1999 NEC America Filed suit against Advanced Oxygen Technologies, Inc. In the Los Angeles Superior Court, North Valley Branch, Case Number PC 023087X alleging default of the Lease Agreement of November, 1998 in the amount of $57,167.28. A judgement was entered on October 5, 1999 against the Company.

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

Date: February 02, 2000

     /s/ Robert E. Wolfe/s/
           Robert E. Wolfe, Chairman of the Board and
           Chief Executive Officer and Principal
           Financial Officer