Form 10QSB
period 2000-03-31
ADVANCED OXYGEN TECHNOLOGIES INC
filed 2000-05-26
CIK 352991

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   (x)QUARTERLY REPORT PURSUANT TO SECTION 13
                   OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934
                  For the quarterly period ended March 31, 2000

                   ( )TRANSITION REPORT PURSUANT TO SECTION 13
                    OR 15 (d) OF THE SECURITIES EXCHANGE ACT
                               COMMISSION OF 1934
                    For the Transition period March 31, 2000

                          Commission file number 0-9951

                       ADVANCED OXYGEN TECHNOLOGIES, INC.
                       ----------------------------------
        (Exact name of small business issuer as specified in its charter)

      Delaware                                           91-1143622
      --------                                           ----------
(State of Incorporation)                       (IRS Employer Identification No.)

                  26883 Ruether Avenue, Santa Clarita, CA 91351
                  ---------------------------------------------
                    (Address of principal executive offices)

                                 (661)-298-3333
                                 --------------
                           (Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filled by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes   X    No

The number of shares of common stock outstanding as of March 31, 2000 was 29,640,252.

Transitional Small Business Disclosure Format (check one):
    Yes                           No   X


                       ADVANCED OXYGEN TECHNOLOGIES, INC.

                                     INDEX

PART 1: FINANCIAL INFORMATION .......................................................    3
Item I: Financial Statements for the three months ending March 31, 2000.  (Unaudited)    3
Balance Sheet, March 31, 2000 .......................................................    3
Income Statement ....................................................................    5
Statement of Cash Flow ..............................................................    6
Statement of Changes ................................................................    8
Item 2: Management's Discussion and Analysis of
          Financial Condition and Results of Operations .............................    9
PART II .............................................................................   13
Item 1:   Legal Proceedings .........................................................   13
 Item 6.  Exhibits and Reports on Form 8-K ..........................................   13

SIGNATURE ...........................................................................   14

                         PART 1: FINANCIAL INFORMATION

Item I: Financial Statements for the three months ending March 31, 2000. (Unaudited)


     Balance Sheet
     March 31, 2000

Current Assets
Cash ......................          (3,434.80)
Accounts Receivable .......         138,338.96
Doubtful Accounts .........          (1,295.00)
Inventory .................           7,779.40
                                ==============
Total Current Assets ......         141,388.56

Property and Equipment
Furniture and Fixtures ....          31,869.00
Office Equipment ..........          17,882.00
Equipment .................          98,858.00
Capitalized Equipment .....         125,352.40
Other Depreciable Property          911,391.00
Accum. Depreciation .......        (309,978.76)
                                ==============
Total Property & Equipment          875,373.64

Other Assets
Deposits ..................           4,092.50
                                ==============
Total Other Assets ........           4,092.50
                                ==============
Total Assets ..............       1,020,854.70


Liabilities and Capital
Current Liabilities
Accounts Payable ..........         225,169.36
Sales Tax Payable .........           2,669.94
Health Care Contributions .           5,894.06
Due to Employees ..........           6,374.59
Federal Payroll Taxes .....          57,282.64
State payroll Taxes .......           6,060.98
SUTA Tax ..................            (118.20)
IMA Short Term Note .......          (4,500.00)
State Tax Payable .........             800.00
Walter Karl Advance .......           5,120.00
                                ==============
Total Current Liabilities .         304,753.66



Long Term Liabilities
Capital Leases ............         123,583.40
Note Payable, Crossfield ..          69,729.45
ICON Note Payable .........          15,000.00
Other Long Term Liabilities          11,886.00
401K T Account ............             (94.26)
                                ==============
Total Long Term Liabilities         220,104.59

Total Liabilities .........         524,858.25

Capital
Beginning Balance Equity ..          16,700.00
Preferred Stock ...........              50.00
Common Stock ..............         296,403.00
Paid-In Capital ...........      19,898,631.00
Retained Earnings .........     (19,533,698.82)
Net Income ................        (182,088.73)
Total Capital .............         495,996.45
                                ==============
Total Liabilities & Capital       1,020,854.70

Income Statement
For the Three Months Ending March 31, 2000

Revenues
Consulting ..........      (1,130.02)
Database Management .       7,046.40
Finance Charge Income       9,335.84
                           =========
Total Revenues ......      15,252.22

Cost of Sales .......           0.00
Gross Profit ........      15,252.22

Expenses
Accounting Fees .....           6.00
Auto Expenses .......         549.74
Bank Charges ........          90.00
Credit Card Fees ....           0.00
Depreciation Expense       40,697.22
Employee Benefit ....         340.00
Meals & Entertainment       1,049.88
Payroll Tax Expenses        4,321.89
Postage .............         209.14
Rent ................      12,825.00
Supplies ............         305.09
Telephone ...........       3,603.01
Travel ..............       1,658.00
Utilities ...........         301.00
Wages ...............       2,829.00
Total Expenses ......      64,885.07

Net Income ..........     (49,632.85)

Statement of Cash Flow
For the Three Months Ended March 31, 2000

Cash Flows from Operations

Net Income ...............................     (49,632.85)

Adjustments to
reconcile income
to net cash

Accum. Depreciation ......................      40,697.22
Accounts Receivable ......................     (11,993.00)
Inventory ................................           0.00
Accounts Payable .........................      (2,165.31)
Federal Payroll Taxes ....................         610.05
State Payroll Taxes ......................          25.02
SUTA .....................................        1.82.83
Walter Karl Advance ......................       5,120.29
                                                =========
Total Adjustments ........................      32,296.96

Net Cash Provided by Operations ..........     (17,335.89)


Cash Flows from Financing
Note Payable Crossfield ..................      18,110.70
Net Cash used in financing ...............      18,110.70

Net increase (decrease) ..................         774.81
in cash

Cash Balance at End of period ............      (3,434.80)
Beginning Cash Balance ...................      (4,209.61)

Net Increase (decrease) ..................         774.81
in Cash

Statement of Changes in Financial Position
For the three months ended March 31, 2000

Sources of Working Capital
Net Income ...............................     (49,632.85)
Add Backs not requiring working capital

Accum. Depreciation ......................      40,697.22
Working Capital from Operations                 (8,935.63)

Other Sources:
Note Payable Crossfield ..................      18,110.70
Total Sources ............................       9,175.07

Net Changes ..............................       9,175.07

Analysis of components
Increase (decrease) in Current Assets

Cash .....................................         774.81
Receivables ..............................      11,993.14
Inventory ................................           0.00

(Increase) decrease in CurrentLiabilities

Accounts Payable .........................       2,165.31
Federal Payroll Taxes ....................        (610.05)
State Payroll ............................         (25.02)
SUTA .....................................          (2.83)
Walter Karl Inc. Advance .................      (5,120.29)
Net Change ...............................       9,175.07

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

      The location in Santa Clarita, CA is the location for operations. Currently these facilities are only being used for administrative purposes and the Company's sales staff has been eliminated. Current sales are out-sourced through Walter Karl Inc. and Dunn & Bradstreet (see below). The Company currently has two areas of concentration: CD-ROM production/sales, and database management.

      The Company produces and sells educational CD-ROMS. The content of the CD-ROMS is derived from conferences, held by clients of the Company. AOXY produces a CD-ROM of the conferences including the audio, video, graphics and/or verbatim transcripts of the conference. AOXY sells CD's direct to the client and public, and/or sells advertisement space on the CD's and produces the CD at no cost to the conference organizer. All CD's are in HTML format and are directly linked to the Internet sites of AOXY and the Client. The sales efforts are conducted on the Internet and in the Santa Clarita CA location. Currently the Company has 3 production schedules for the remainder of the calendar year for a maximum of 500,000 CD's. The revenues associated with the production of the these CD's would be derived from advertisement revenue on the CD's and not through direct sales.

      Database management includes managing client databases, assisting clients in effective marketing with databases, providing database information to clients, list rentals, and utilizing and structuring databases for fax broadcasting.

      The Company has a database management contract with Dunn and Bradstreet, and Walter Karl, Inc., a division of InfoUSA, Inc. whereby, Walter Karl, Inc. will broker the company's database . These contracts are currently the majority of the revenue for the Company in California.

Acquisition Efforts:

      The Company continues it efforts to raise capital to support operations and growth, and is actively searching acquisition or merger with another company that would compliment AOXY or increase its earnings potential. The Company has been in discussion with three Companies looking to be acquired. AOXY has not negotiated any terms nor proposed any acquisition of any of these companies. The Company expects difficulty in financing the growth of the increased business or acquisition and has been concentrating on raising capital and/or obtaining a line of credit. Y2K (Year 2000 Problem)

      Through March 31, 2000, the Company experienced no adverse effect from the Y2K problem (see below). The Company is unaware of any of its vendors or clients experiencing difficulty associated with Y2K that has or would affect the Company. However, this does not mean that future problems associated with Y2K could not occur as discussed below.

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

                                    PART II

Item 1: Legal Proceedings

There were no legal proceedings brought against the Company during this period.

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

Date: May 02, 2000

           /s/ Robert E. Wolfe
           ------------------------------------------
           Robert E. Wolfe, Chairman of the Board and
           Chief Executive Officer and Principal
           Financial Officer