Form 10KSB/A
period 1999-06-30
ADVANCED OXYGEN TECHNOLOGIES INC
filed 2000-06-13
CIK 352991

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

Transitional Small Business Disclosure Format (check one):  Yes[
]   No [ X ]
PART I . . . . . . . . . . . . . . . . . . . . . 5
          ITEM 1-  DESCRIPTION OF BUSINESS     . 5
               The Patent Sale . . . . . . . . . 5
               Stock Acquisition Agreement, 12/18/975
               Purchase Agreement, 12/18/97. . . 5
               Waiver Agreement, 12/18/97. . . . 6
               Change of Directors . . . . . . . 6
               Trust Agreement, 12/18/97 . . . . 6
               Acquisition or Disposition of Assets, March
                    09,1998. . . . . . . . . . . 7
               Teuber Employment Agreement Termination
                     . . . . . . . . . . . . . . 7
               Set Off of Promissory Note, 9/4/987
               Gaylord Employment Agreement Termination
                     . . . . . . . . . . . . . . 7
               California Facilities, 9/30/98. . 7
               Demand for Indemnification, 12/9/988
               Purchase Agreement of 1/29/99 . . 8
               Employees . . . . . . . . . . . . 8
          ITEM 2. DESCRIPTION OF PROPERTY    . . 8
          ITEM 3.  LEGAL PROCEEDINGS     . . . . 8
               Pending Matters . . . . . . . . . 8
               Settled Matters:. . . . . . . . . 9
          ITEM 4. SUBMISSION OF MATTERS TO A VOTE
               OF SECURITY HOLDERS . . . . . . . 9

PART II. . . . . . . . . . . . . . . . . . . . .10
          ITEM 5.  MARKET OF REGISTRANT'S
               COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS     . . . . .10
          ITEM 6.  PLAN OF OPERATION.      . . .10
               Business Plan . . . . . . . . . .10
               Client and Industry Representation11
               Y2K (Year 2000 Problem) . . . . .11
               Forward Looking Statements. . . .11
          ITEM 7.  FINANCIAL STATEMENTS. . . . .13
               Advanced Oxygen Technologies, Inc.
                    Financial Statements;. . . .13
               Statement of Operations . . . . .14
               Statement of Cash Flow. . . . . .15
               Statement of Shareholder's Equity16
               Year ended June 30, 1999. . . . .16
PART III . . . . . . . . . . . . . . . . . . . .23
          ITEM 9.Directors and Officers of the Registrant 23
          ITEM 10.  Executive Compensation . . .24
          ITEM 11.  Security Ownership of Certain Beneficial
               Owners and Management
 . . . . . . . . . . . . . . . . . . . . . . . .27
          ITEM 12.  Certain Relationships and Related
               Transactions. . . . . . . . . . .28
          ITEM 13.  Exhibits and Reports on Forms 8-K29
          SIGNATURES . . . . . . . . . . . . . .30


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

ITEM 3.  LEGAL PROCEEDINGS

     PENDING MATTERS

          The  Company is a party to the following legal proceedings:

          1. On April 30, 1999 NEC America Filed suit against Advanced Oxygen Technologies, Inc.
               In the Los Angeles Superior Court, North
               Valley Branch, Case Number PC 023087X
               alleging default of the Lease Agreement of November, 1998 in the amount of $57,167.28.
               AOXY has answered the suit and denies some or all of the allegations, and believes that the jurisdiction of the case should be in New
               York.
          2.   A previous employee, Tim Rafalovich has
               filed suit against Advanced Oxygen
               Technologies, Inc. in the Small Claims court of New Hall, CA alleging that AOXY has not paid approximately $5,000 in wages, case number 99S00761. The appeal is pending and AOXY denies all allegations, and will defend the case.
          3. On June 14, 1999 Airborne Express, Inc. filed suit against Advanced Oxygen Technologies,
               Inc., case # 99-C00738 in small claims court of Los Angeles CA Municipal district,
               Newhall Judicial District for $5,093.95, including court costs and attorney's fees alleging monies owed. AOXY denies the allegations and plans to defend the claim and believes that some or all of the shipping charges cited were from a previously shared location in Santa Clarita.
     SETTLED MATTERS:

          1.   On September 09, 1998 the Company
               appeared before the Santa Clarita County small claims court to represent itself in a motion ("Motion") filed by a plaintiff, Alpha Graphics, against John Teuber for a judgement on July 06, 1998 from a case filed May 29,1998, to be amended to the Company.
               The Motion was denied and the judgement
               was not amended to reflect the Company as a defendant.
          2. On February 10, 1999 in the Municipal Court of California, county of Los Angeles, Newhall Judicial District, America-United Enterprises, Inc. filed suit against Advanced Oxygen Technologies, Inc, case no. 99U00109, alleging that the February, 1999 rent due on February 01, 1999 had not been paid by Advanced Oxygen Technologies, Inc. The suit has been settled out of court and Advanced Oxygen Technologies, Inc. has tendered the monies owed in full.
          3.    On February 19, 1999, Written
               Communications, Inc. filed suit against
               Advanced Oxygen Technologies, Inc. in the small claims court in Van Nuys CA Municipal Court, Case no. 99V12825 for unpaid service rendered in the amount of $4,875.00. The company paid the amount in full.
          4. On January 16, 1999, A Better Type filed suit against Advanced Oxygen Technologies, Inc.
               in the small claims court of the Municipal
               Court of California, San Diego Judicial
               District, Case no.691493 alleging non
               payment for services rendered of $5,000. The Company paid the amount in full.
          5. On March 23, 1999 Corestaff Services filed suit against Advanced Oxygen Technologies, Inc. in the small claims court Newhall CA Judicial district case no 99S00349 for lack of payment in the amount of $4,106. The case was settled out of court and the company has agreed to pay Corestaff $500.00 on the 15 Th day of each month beginning on June 15, 1999 until any debts owed are paid in full.

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






ITEM 7.  AUDITED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT CERTIFIED PUBLIC
ACCOUNTANTS

BOARD OF DIRECTORS AND STOCKHOLDERS
ADVANCED OXYGEN TECHNOLOGIES, INC.

We have audited the accompanying balance sheet of Advanced
Oxygen Technologies, Inc. as of June 30, 1999 and the related statements of income and accumulated deficit, cash flows and stockholders' equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.,

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Oxygen Technologies, Inc. as of June 30, 1999 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred an operating loss before extraordinary item of $324,865 during the fiscal year ended June 30, 1999, and as of that date, the Company's current liabilities exceeded its current assets by $198,612. The foregoing raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on the attainment of profitable operations and meeting it obligations on a timely basis. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Bernstein Pinchuk & Kaminsky LLP

New York, NY
September 9, 1999



     ADVANCED OXYGEN TECHNOLOGIES, INC. FINANCIAL
     STATEMENTS;

Advanced Oxygen Technologies Inc.

Balance Sheet for the year ending

June 30, 1999



Assets



                                      1999

Current Assets

Cash                                 54,788

Database management receivable       15,315

Receivables, net of allowance        59,908
of $1,295 (note 3)

Inventory (note 3)                   6,759

Total Current Assets                136,770



Property and Equipment, At
Cost, net

accumulated depreciation and        748,545
amortization (Note3 &  4)



Other Assets

Deposits                             4,093

Total Other Assets                  $4,093



Total Assets                        889,408



Liabilities and Stockholder's Equity



Current Liabilities

Accounts Payable                    180,690

Payroll and sales taxes payable      55,299

Corporation taxes payable             1,900

Employee deferred saving payable     58,226

Accrued salaries and expenses        10,868

Due to Affiliate (note 7)            28,399

Total Current Liabilities           335,382



Long Term Liabilities

Capital lease obligation             85,273

Other long term liabilities          11,886

Total Long Term Liabilities          97,159



   Commitments and Contingencies
                         (Note 6)

Stockholders' deficiency (notes
1 and 2)

Convertible preferred stock,             50
Series 2, par value $0.01;
authorized 10,000,000 shares;
issued and outstanding
5,000 shares

convertible preferred stock,         16,700
Series 3 par value $0.01;
authorized and issued,
1,670,000 shares

Convertible preferred stock,              0
Series 4; issued and
outstanding, 2 shares

Convertible preferred stock,              0
Series 5; issued and
outstanding, 1 shares

Common Stock, par value $0.01;      296,403
authorized, 30,000,000
shares; issued and outstanding, 29,640,252

Additional paid-in capital
                                 20,398,631

Additional Paid-in Capital       (20,247,633)

Less treasury stock, at cost-       (7,284)
1,670,000 shares of
convertible preferred stock,
Series 3

                                    456,867

Total Liabilities & Capital         889,408



See the accompanying accountants' report and notes to financial statements.

     STATEMENT OF INCOME AND ACCUMULATED DEFICIT

Advanced Oxygen Technologies Inc.

Income Statement for the year ending

June 30, 1999



                                      1999



Revenues (Note 1)

California Registrations            277,305

Compact Disk Sales                 142,617

Consulting and other fees            27,542

Commissions                          69,099

Sponsor Sales                        32,602

Database Management                  32,516

Total Revenues                      581,681



Cost and Expenses

Cost of Product                       2,830

Commission                           57,483

Sales Royalties                      16,009

Salaries and wages                  191,696

Advertising                           2,207

Professional fees                    33,012

Rent                                 37,293

Computer and equipment leases         7,788

Transcribing Total Cost of Sales      35,588

Subcontracting                       16,940

Telephone                            53,506

                         Travel      15,967

Utilities                             5,658

Payroll and other taxes              16,950

Depreciation                        347,748

Postage, printing and repoduction      15,650

Bank and Credit card charges         15,937
and fees

Other costs and expenses             13,090

Total                               884,838



   Loss from operations before    (303,157)
                   other income
         (expense), income tax
     expense, and extraordinary
                          gain.





Other income (expenses)

Interest expense                   (22,148)

Bad debt expense                    (4,742)

Interest Income                          68

Other Income                         5,914

Total Other Income                 (20,908)



LOSS BEFORE INCOME TAX            (324,065)
EXPENSE AND EXTRAORDINARY
GAIN (NOTE 9)



INCOME TAX EXPENSE (NOTE 9)             800

LOSS BEFORE EXTRAORDINARY GAIN    (324,865)

EXTRAORDINARY GAIN ON               521,894
FORGIVENESS OF DEBT

NET INCOME                          197,029

ACCUMULATED DEFICIT AT         (20,444,662)
BEGINNING OF YEAR

ACCUMULATED DEFICIT AT END OF YEAR(20,247,633)



BASIC AND DILUTED EARNINGS
PER SHARE:

LOSS BEFORE EXTRAORDINARY GAIN       (0.01)

EXTRAORDINARY GAIN ON                  0.02
FORGIVENESS OF DEBT

NET INCOME                             0.01

See the accompanying accountants' report and notes to financial statements.

     STATEMENT OF CASH FLOW

Advanced Oxygen Technologies Inc.

Statement of Cash Flow

June 30, 1999

                                        1999

CASH FLOWS FROM OPERATING ACTIVITIES



Net Income                            197,029



Adjustments to reconcile net
income to Net Cash by
operating activities

Depreciation and amortization         347,748

Extraordinary gain on               (521,894)
forgiveness of debt

Changes in operating assetss and liabilities

   Decrease in accounts receivable     40,287

   Increase in inventories            (3,234)

   Increase in other assets           (4,093)

   Increase in accounts payable       114,200

   Increase in payroll and sales       23,717
taxes payable

   Decrease in accrued liabilities   (99,536)

   Increase in income taxes payable      1,100

   Increase in due to affiliate         2,161

Net cash provided by operating activities     96,971



Cash flow from investing activities:

Cash payments for the purchase       (94,811)
of property

Net cash used in investing activities   (94,811)



Cash from financing activities:

Proceeds from issuance of              58,521
long-term debt

Cash payment for purchase of         (7,284)
treasury stock

Proceeds from employee deferred savings     58,226

Net cash provided by financing activities    109,463



NET INCREASE IN CASH                  111,623



Cash and equivalents, beginning      (56,835)
of year

Cash and equivalents, end of year      54,788



Supplemental Disclosures

Income taxes paid                           0

Interest expense paid                  20,968


     STATEMENT OF SHAREHOLDER'S EQUITY
     YEAR ENDED JUNE 30, 1999

             Balances                                Balances
                             Purchase of

             June 30,   1998 Preferred StockNet IncomeJune
                                                     30, 1999

Preferred Stock SharesAmount Shares  Amount            SharesAmount


              5,000      $50                           5,000       $50
      Series 2

                     $16,700                                   $16,700
      Series 31,670,000                              1,670,000

                  2                                        2
      Series 4

                  1                                        1
      Series 5



Common Stock                                                  $296,403
             29,640,252 $296,403                     29,640,252

AdditionalPaid inCapital
                    $20,398,631                              $20,398,631


Accum.Deficit       ($20,444,662        )                    ($20,2247,633)
                                            $197,029

                                                              $464,151
                    $267,122                $197,029





Less cost    of                                                ($7,284)
preferredstock,              16,700,000 $7,284       1,670,000
Series 3




                                                               $464,151
                    $267,122         $7,284 $197,029






NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1999

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

ORGANIZATION:

Advanced Oxygen Technologies, Inc. (formerly Aquanautic Corporation) (the "Company") was a specialty materials company in the development stage (as defined by the Financial Accounting Standards Board ("FASB") in Statement of Financial Accounting Standards ("SFAS") no. 7, "Accounting and Reporting by
Development Stage Enterprises"). The Company's core technology consisted of a variety of materials, which have a high affinity for oxygen. Through 1993 the Company also conducted research through funding from various government agencies such as the office of Naval Research and from Small Business Innovative Research ("SBIR") grants, as well as through its own internally generated funds.

The Company's patent Rights and Trademark Rights were sold to W.R. Grace & Company - Connecticut ("Grace") in February 1995 for $236,000, net of applicable selling costs, in cash plus a royalty of 2% of the net sales price of any products sold by Grace which would, the sale of the Patent Rights notwithstanding, cause a patent infringement.

The Company has agreed to indemnify Grace for any out of pocket costs incurred because of the claims, litigation, arbitration, or other proceedings (a) relating to the validity or ownership of the Patent Rights, (b) relating to any infringement by the Patent Rights of any other patent or trademark owned by a third party, (c) relating to any breach by the Company of its representations, warranties, covenants in the Purchase Agreement, or (d) arising from any state of affairs
existing at closing which was not this indemnity.   The indemnity is
for all such costs up to $75,000 and for 50% of such costs over $75,000. Amounts due Grace under the indemnity would be paid by withholding royalties from the Company.

The Company ceased its normal operation described above during 1995 and had dormant operations until March 1998. During 1997, the Company entered into the following agreements in preparation of starting a new line of business:

Stock Acquisition Agreement:
Pursuant to a Stock Acquisition dated as of December 18, 1997, the Company issued 23,750,000 shares of its common stock, par value
$0.01 per share, to several investors for $60,000 in cash, plus consulting services with a fair value of $177,500.

Waiver Agreement:
Three of the Company's shareholders paid $60,000 in cash to former directors for the Company's release from liability for repayment of an aggregate of $275,000, plus any interest accrued thereon. In addition, the Company entered into a Trust Agreement (described below) as additional consideration to the former directors.


NOTE 1 -  (Continued)

ORGANIZATION: (Continued):

Trust Agreement:
The Company assigned certain royalty rights and liabilities related to the technology sold to Grace to a trust. As part of the agreement, the trust assumed the obligations of the $275,000 in advances from the former directors.

On March 9, 1998, pursuant to an Agreement of Purchase and Sale of Specified Business Assets ("Purchase Agreement"), a Promissory
Note, and a Security Agreement, the Company purchased certain tangible and intangible assets (the "Assets"), including goodwill and rights under certain contracts from Integrated Marketing Agency, Inc. ("IMA"). The assets purchased from IMA consisted primarily of furniture, fixtures, equipment, computers, servers, software, and databases previously used by IMA in its full-service telemarketing business. The purchase price consisted of (a) a cash down payment of $10,000, (b) a note payable of $550,000, and (c) 1,670,000 shares of the Company's Series 3 convertible preferred stock. As described in Note 10, the preferred shares automatically convert into the Company's common shares on March 2, 2000 in a manner that depends on the value of the common stock during the ten trading days immediately prior to March 1, 2000. However, as part of the Purchase Agreement, IMA has the option to redeem the converted shares for the aggregate sum of $500,000 by delivering written notice to redeem the converted shares within ten business days after the conversion date. At the time of the purchase, the fair value of the preferred shares was not clearly evident, even though it appeared to be less than $500,000. Therefore, the purchase price had a fair value of at least $1,060,000. The assets purchased were recorded based upon their fair values.

Pursuant to a Purchase Agreement dated January 28, 1999, the Company purchased the 1,670,000 shares of the Series 3 convertible preferred stock and the promissory note discussed in the preceding paragraph. As part of the agreement, the Company paid $15,000 to IMA, assumed a certain computer equipment lease with remaining obligations totaling $44,811 and executed a one-year $5,000
promissory note to IMA.   In addition, both IMA and the Company
provided mutual liability releases to each other.

Line of Business:
After the Company purchased the assets of IMA in March 1998, the Company began its current operations of CD-ROM production/sales, database management, and fax broadcasting.

The following is a description of these business activities:

CD-ROM Production/Sales:
The Company produces a CD-ROM of client conferences, including the audio, video, graphics, and verbatim transcripts of the conferences and sells them through telemarketing.

NOTE 1 - (continued)

Event Sales:
The Company sells event registrations for conferences for its clients. The Company receives a commission on each registration sold.

Database Management:
The Company consults clients in effective marketing with databases and database management.

Fax Broadcasting:
The Company will fax broadcast or e-mail broadcast to a large number of contacts for its clients.

NOTE 2 - GOING CONCERN AND BASIS OF PRESENTATION:

The accompanying financial statements have been prepared in
accordance with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  As shown in the financial statements, the Company incurred a large operating loss before extraordinary gain, and had negative working
capital at June 30, 1999.   These factors raise substantial doubt about
the Company's ability to continue as a going concern.

In view of the matters described in the preceding paragraph, continued operations are dependent upon the Company's ability to continue to raise capital and generate positive cash flows from operations. These financial statements do not include any adjustments relating to the classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence.

Management plans to take the following steps, which it believes will be sufficient to provide the Company with the ability to continue in existence:

-  Increase its business volume and customer base.
-  Acquire additional debt or equity financing.
-  Control its costs in order to achieve its profit goals.

NOTE 3 - SUMMARY OF SIGNIFICANT  ACCOUNTING
POLICIES:

Revenue Recognition:

Product Sales:
Revenue is recognized after the reservation has been made and the time period for the registrant to cancel the registration and still receive a refund has expired.

Consulting Income:
Revenue is recognized at the time the consulting work is performed.

Income Taxes:
The Company accounts for income taxes under the asset and liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
A valuation allowance is required when it is less likely than not that the Company will be able to realize all or a portion of its deferred tax assets.

Net Earnings per Share:
For the year ended June 30, 1999, the Company adopted SFAS No.
128, "Earnings per Share". Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

Cash and Cash Equivalents:
For purposes of the statement of cash flows, the Company considers all highly-liquid investments purchased with original maturities of three months or less to be cash equivalents.

Inventory:
Inventory is stated at the lower of cost (first-in-first-out method) or market.

Furniture and Equipment:
Furniture and equipment, including capitalized leases, are stated at cost less accumulated

NOTE 3 - (continued)

depreciation and amortization. The Company provides for depreciation and amortization using the straight-line method over the estimated useful lives or the term of the lease, whichever is shorter, as follows:

     Furniture and fixtures                       5 years
     Office equipment                        5 years
     Computers and computer equipment             5 years
     Capitalized leased equipment                 5 years
     Capitalized database cost                    3 years

Concentration of Credit Risk:
For the year ended June 30, 1999, two of the Company's largest customers accounted for approximately 43 % of the Company's revenue. In addition, one of the customers accounted for approximately 72 % of accounts receivable at June 30, 1999.

Estimates:
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.



NOTE 4 - FURNITURE AND EQUIPMENT:

Furniture and equipment at June 30, 1999 consisted of the following:
     Furniture and fixtures                  $   31,869
     Office equipment                   17,882
     Computers and computer equipment         98,858
     Capitalized equipment              120,217
     Capitalized database cost               911,391
     Sub Total                     1,180,217

     Less accumulated depreciation and
          amortization                  431,672
     Total                              $ 748,545

Depreciation and amortization expense for the year ended June 30, 1999 was $347,234.


NOTE 5 - CAPITALIZED COST OF DATABASE RECORDS

The database records were part of the assets purchased from IMA in
the Agreement of    Purchase  and Sale of Specified Business
Assets on March 9, 1998.  The records consist     of information
on individuals for marketing purposes. There were approximately 742,000 individuals included in the database at the time of purchase. The records were recorded at their estimated fair value at the time of purchase, which was $911,391.

 The cost of the database records is being amortized over a three-year period.


NOTE 6 - COMMITMENTS AND CONTINGENCIES:

Lease:
On October 1, 1998, the Company entered into a non-cancelable lease agreement for its operating facilities in Santa Clarita, California. Monthly rent of $4,038 is due with annual increases starting October 1, 1999.

Minimum annual non-cancelable commitments under the lease are as follows:

          Year Ending June 30,

               2000
     $  50,352
               2001
         53,204
               2002
         56,052
               2003
         58,904
               2004
         19,952


     $238,464

Litigation:
The Company is a defendant in various legal proceedings and claims that have arisen in the ordinary course of business. Under current circumstances, no determination can be made as to the ultimate outcome of the legal proceedings and claims or as to the necessity for any provision, in the accompanying financial statements, for any liability that may result from final adjudications.

NOTE 7 - DUE TO AFFILIATE

     Due to affiliate at June 30, 1999 consisted of advances
payable to Crossfields, Inc., a    related party, which are
uncollateralized, non-interest bearing, and payable upon    demand.


NOTE 8 - CAPITAL LEASE OBLIGATIONS:

     The obligation includes three separate leases payable to the
lessors, collateralized by    equipment, and requires a combined
total of principal and interest payments of $2,704     per month with
interest rates ranging from 10.47% to17.6% interest per annum
through   2003.

     Total minimum future principal payments on the leases are as follows:

     Year Ending June 30,

          2000
     $23,071
          2001
       26,094
          2002
       26,357
          2003
         9,751


     $85,273

NOTE 9 - INCOME TAXES

 The current provision for income taxes is the minimum tax due to the State of California.

As of June 30, 1999, the Company had federal and state net operating
loss      carryforwards of approximately $7,600,000.  These
carryforwards, if unused, begin to  expire from 2010 to 2013.  Section
382 of the Internal Revenue Code imposes     substantial restrictions
on the utilization of net operating loss and tax credit carry forwards when a change in ownership occurs.

The overall effective tax rate differs from the federal statutory tax rate of 34% due to operating losses and other deferred assets not providing benefit for income tax purposes.

NOTE 10 - SHAREHOLDERS' EQUITY:

     Preferred  Stock
     The Company is authorized to issue 10,000,000 shares of
$0.01 par value preferred     stock.  The Company may issue any
class of preferred shares in series.  The board of     directors has the
authority to establish and designate series and to fix the number of shares included in each such series.

     Series 2 Convertible Preferred Stock
     Each Series 2 preferred share is convertible into two shares of
     common stock at the      option of the holder.  Each Series 2
     preferred share also includes one warrant to purchase two common shares for $5.00. The warrants are exercisable over a three-year period. In the event of the liquidation of the Company, holders of Series 2 preferred stock would be entitled to receive $5.00 per share, plus any unpaid dividends declared on the Series 2 preferred stock from the funds remaining after the Company's creditors, including directors, have been paid. There have been no dividends declared.

     During November 1997, 172,000 shares of Series 2 preferred
stock were converted into     344,000 shares of the Company's
common stock.

     Series 3 Convertible Preferred Stock:
     Each share automatically converts on March 2, 2000 into
     either (a) one (1) share of the    Company's common stock if the
     average closing price of the common stock during theten trading days immediately prior to March 1, 2000 is equal to or greater than sixty-six cents ($0.66) per share, or (b) one and one-half (1 1/2) shares of common stock if the average closing price of the common stock during the ten trading days immediately prior March 1, 2000 is less than sixty-six cents ($0.66) per share. (See Note 1)


ITEM 8.  Changes in and Disagreements with Accounts on
Accounting and Financial Disclosure

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

Name                Age       Positions           Director Since
Robert E. Wolfe                                    36        Chairman of the
Board and        1997
                                                    Chief Executive Officer


Joseph N. Noll            76        Director
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

Executive Compensation


Name  Yr   SalaryBonus  Other   RestrictedAwardsLTIPAllOther
                        Compen-          Pay   Security
                        sation           outs

Harry      0     0      0       0        0     0       0
Edelson


RobertWolfe0     0      0       0        0     0       0




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

Name     #        % of TotalOptions toEmployerExerciseExpirationDate
         SecuritiesunderlyingOptionPrice



Harry    0        0        n/a      n/a
Edelson

Robert   0        0        n/a      n/a
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