Form 10KSB
period 2000-06-30
ADVANCED OXYGEN TECHNOLOGIES INC
filed 2000-10-03
CIK 352991

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR

15 (d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2000

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

Yes [ X ] No[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ X ]

For the year ended June 30, 2000, Issuer's revenues were $97,716

The aggregate market value of Common Stock at June 30, 2000 held by non-affiliates approximated $536,847.75 based upon the average bid and asked prices for a share of Common Stock on that date. For purposes of this calculation, persons owning 10% or more of the shares of Common Stock are assumed to be affiliates, although such persons are not necessarily affiliates for any other purpose. As of June 30, 1999, there were 29,640,252 issued and outstanding shares of the registrant's Common Stock, $.01 par value.

Transitional Small Business Disclosure Format (check one):

Yes[ ] No [ X ]

Table of Contents

Table of Contents 2

PART I 3

ITEM 1- DESCRIPTION OF BUSINESS 3

THE PATENT SALE 3

STOCK ACQUISITION AGREEMENT, 12/18/97 3

PURCHASE AGREEMENT, 12/18/97 3

WAIVER AGREEMENT, 12/18/97 4

CHANGE OF DIRECTORS 4

TRUST AGREEMENT, 12/18/97 4

ACQUISITION OR DISPOSITION OF ASSETS, MARCH 09,1998. 5

TEUBER EMPLOYMENT AGREEMENT TERMINATION 5

SET OFF OF PROMISSORY NOTE, 9/4/98 5

GAYLORD EMPLOYMENT AGREEMENT TERMINATION 5

CALIFORNIA FACILITIES, 9/30/98 5

DEMAND FOR INDEMNIFICATION, 12/9/98 6

PURCHASE AGREEMENT OF 1/29/99 6

ARTICLES OF INCORPORATION AMENDMENT OF 04/18/2000 6

EMPLOYEES 6

ITEM 2. DESCRIPTION OF PROPERTY 6

ITEM 3. LEGAL PROCEEDINGS 7

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS 7

PART II 8

ITEM 5. MARKET OF REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS 8

ITEM 6. PLAN OF OPERATION. 8

BUSINESS PLAN 8

CLIENT AND INDUSTRY REPRESENTATION 9

FORWARD LOOKING STATEMENTS 10

ITEM 7. AUDITED FINANCIAL STATEMENTS 11

BALANCE SHEETS 12

STATEMENTS OF INCOME AND ACCUMULATED DEFICIT 13

STATEMENTS OF CASH FLOWS 14

STATEMENTS OF STOCKHOLDERS' EQUITY 15

NOTES TO FINANCIAL STATEMENTS 16

ITEM 8. Changes in and Disagreements with Accounts on Accounting and Financial Disclosure 22

PART III 22

ITEM 9.Directors and Officers of the Registrant 22

ITEM 10. Executive Compensation 22

OPTION GRANTS DURING 1999; VALUE OF OPTIONS AT YEAR-END 23

Compensation Committee Report 23

Compensation Philosophy 23

Base Salary 23

Stock Option Awards 23

Board of Directors Compensation 25

ITEM 11. Security Ownership of Certain Beneficial Owners and Management 25

ITEM 12. Certain Relationships and Related Transactions 26

ITEM 13. Exhibits and Reports on Forms 8-K 26

Exhibits 26

SIGNATURES 28

PART I

ITEM 1- DESCRIPTION OF BUSINESS

Advanced Oxygen Technologies, Inc. ("Advanced Oxygen Technologies", "AOXY", "AOT" or the "Company"), incorporated in Delaware in 1981 under the name Aquanautics Corporation, was, from 1985 until May 1995, a development stage specialty materials company producing new oxygen control technologies. From May of 1995 through December of 1997 AOXY had minimal operations and was seeking funding for operations and companies to which it could merge or acquire. In March of 1998 AOXY began operations in California. The business consists of producing and selling CD- ROMS for conference events, advertisement sales on the CD's, database management and event marketing all associated with conference events.

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

Company/Individual	Number of Shares	Percent Ownership
Robert E. Wolfe	50,000	0.17%
Crossland (Belize)	6,312,500	21.30%
Triton International	375,000	1.26%
Coastal Oil, Ltd	5,9375,500	20.03%
Crossland Ltd	5,937,500	20.03%
Eastern Star, Ltd	5,937,500	20.03%

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

PURCHASE AGREEMENT OF 1/29/99

On January 29, 1999, pursuant to the Purchase Agreement of 1/28/99, Advanced Oxygen Technologies, Inc. ("AOXY") purchased 1,670,000 shares of convertible preferred stock of Advanced Oxygen Technologies, Inc. ("STOCK") and a $550,000 promissory note issued by Advanced Oxygen Technologies, Inc ("Note") from Integrated Marketing Agency, Inc.("IMA"). The terms of the Purchase Agreement were: AOXY paid $15,000 to IMA, assumed a Citicorp Computer Equipment Lease, #010-0031648-001 from IMA, delivered to IMA certain tangible business property (as listed in Exhibit A of the Purchase Agreement), executed a one year $5,000 promissory note with IMA, and delivered to IMA a Request For Dismissal of case #PS003684 (restraining order) filed in Los Angeles county superior court. IMA sold, transferred, and delivered to AOXY the Stock and the Note. IMA sold, transferred, assigned and delivered the Note and the Stock to AOXY, executed documents with Citicorp Leasing, Inc. to effectuate an express assumption by AOXY of the obligation under lease #010-0031648-001 in the amount of $44,811.26, executed a UCC2 filing releasing UCC-1 filing #9807560696 filed by IMA on March 13, 1998, and delivered such documents as required. In addition, both IMA and AOXY provided mutual liability releases for the other.

ARTICLES OF INCORPORATION AMENDMENT OF 04/18/2000

On April 18, 2000, notice was given that the Board of Directors and persons owning 64.7%, or 19,180,500 shares of common stock of Advanced Oxygen Technologies, Inc. have elected to adopt the following proposals: 1. To amend and restate the Company's Restated Articles of Incorporation to increase the Company's authorized Common Shares from 30,000,000 to 90,000,000 shares, 2. The Board of Directors has approved an amendment to the Company's Certificate of Incorporation to change the name of the Company to AOXY, Inc. The Company's current name was adopted in 1985 when the Company was focused on applications of its technology which it has since disposed of or otherwise abandoned. The Board of Directors believes it would be more appropriate for the Company to utilize a corporate name which more accurately describes the current focus of the Company or is not misleading as to the Company's operations. The above amendments to the Certificate of Incorporation will be filed with the Secretary of State of the State of Delaware, and the Name Change will become effective as of 5:00 p.m. Eastern Time, on the date of such filing.

EMPLOYEES

As of June 30, 2000 the Company had a total of 2 employees.

ITEM 2. DESCRIPTION OF PROPERTY

The assets of the Company consist primarily of furniture, fixtures, equipment, computers, servers, software and databases.

ITEM 3. LEGAL PROCEEDINGS

The Company was a party to the following legal proceedings:

On April 30, 1999 NEC America Filed suit against Advanced Oxygen Technologies, Inc. In the Los Angeles Superior Court, North Valley Branch, Case Number PC 023087X alleging default of the Lease Agreement of November, 1998 in the amount of $57,167.28. A judgment against the Company has been filed with the Los Angeles Superior Court.

A previous employee, Tim Rafalovich has filed suit against Advanced Oxygen Technologies, Inc. in the Small Claims court of New Hall, CA alleging that AOXY has not paid approximately $5,000 in wages, case number 99S00761. A judgment was filed against the Company and the Company has subsequently made payments to Mr. Rafalovich.

On June 14, 1999 Airborne Express, Inc. filed suit against Advanced Oxygen Technologies, Inc., case # 99-C00738 in small claims court of Los Angeles CA Municipal district, Newhall Judicial District for $5,093.95, including court costs and attorney's fees alleging monies owed. A judgment was filed against the Company.

On October 08, 1999, Acutrak, Inc. filed suit against the Company in the Municipal Court of Newhall, #99C01251 alleging non payment of invoices of $9.070.45. A judgment was filed on April 3, 2000 against the company.

On September 09, 1998 the Company appeared before the Santa Clarita County small claims court to represent itself in a motion ("Motion") filed by a plaintiff, Alpha Graphics, against John Teuber for a judgment on July 06, 1998 from a case filed May 29,1998, to be amended to the Company. The Motion was denied and the judgment was not amended to reflect the Company as a defendant.

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

On March 23, 1999 Corestaff Services filed suit against Advanced Oxygen Technologies, Inc. in the small claims court Newhall CA Judicial district case no 99S00349 for lack of payment in the amount of $4,106. The case was settled out of court and the company has agreed to pay Corestaff $500.00 on the 15th day of each month beginning on June 15, 1999 until any debts owed are paid in full.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 18, 2000, notice in the form of Pre 14A, (see exhibits) was given that the Board of Directors and persons owning 64.7%, or 19,180,500 shares of common stock of Advanced Oxygen Technologies, Inc. have elected to adopt the following proposals:

a) To amend and restate the Company's Restated Articles of Incorporation to increase the Company's authorized Common Shares from 30,000,000 to 90,000,000 shares. The above amendments to the Certificate of Incorporation will be filed with the Secretary of State of the State of Delaware, and the Name Change will become effective as of 5:00 p.m. Eastern Time, on the date of such filing.

b) An amendment to the Company's Certificate of Incorporation to change the name of the Company to AOXY, Inc. The Company's current name was adopted in 1985 when the Company was focused on applications of its technology which it has since disposed of or otherwise abandoned. The Board of Directors believes it would be more appropriate for the Company to utilize a corporate name which more accurately describes the current focus of the Company or is not misleading as to the Company's operations. The above amendments to the Certificate of Incorporation will be filed with the Secretary of State of the State of Delaware, and the Name Change will become effective as of 5:00 p.m. Eastern Time, on the date of such filing.

c) The selection of Bernstein, Pinchuk and Kaminsky. LLP as the Company's independent public accountant for the fiscal year ended June 30, 1999 and 2000 and has further directed that management submit the selection of independent public accountants for ratification by the stockholders by written consents. Stockholder ratification of the selection of Bernstein, Pinchuk and Kaminsky, LLP as the Company's independent public accountants is not required by the Company's by-laws or otherwise and the Company had begun using some of their services.

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

Fiscal Year Ended June 30, 1999	High	Low
First Quarter	0.220	0.055
Second Quarter	0.470	0.015
Third Quarter	0.031	0.015
Fourth Quarter	0.200	0.015
Fiscal Year Ended June 30, 2000	High	Low
First Quarter	0.078	0.015
Second Quarter	0.125	0.031
Third Quarter	0.328	0.031
Fourth Quarter	0.141	0.031

At September 30, 2000, the closing bid price of the Company's Common Stock as reported by the National Quotation Bureau, Inc, was $0.05

ITEM 6. PLAN OF OPERATION.

BUSINESS PLAN

The Company currently has a location in Santa Clarita, CA and is the location for operations. The Company, during the fiscal year ending June 30, 2000, had four areas of concentration: CD-ROM production/sales, event sales, database management and marketing. Currently, the Company is concentrating on database management.

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

During the fiscal year ending June 30, 2000, the Company significantly reduced its expenses, reduced or discontinued unprofitable operations, and concentrated on database management. The Company continues it efforts to raise capital to support operations and growth, and is actively searching acquisition or merger with another company that would compliment AOXY or increase its earnings potential.

CLIENT AND INDUSTRY REPRESENTATION

During this reporting period, 6 client contracts were concluded. There were 3 active clients as of June 30, 2000. Because the company represents a variety of clients in a variety of industries, the operation of each client account is unique. In addition to the CD Production Clients of AOXY, AOXY has 2 active contracts for Database Management. AOXY fulfils these contracts by providing, selling, updating and/or renting database information.

Y2K (YEAR 2000 PROBLEM)

Y2K, or the Year 2000 Problem was a potential problem for computers whereby the system would not recognize the date 2000 as year 2000 but instead as 1900 due to the fact that the computer industry standard for dating was a 2 digit system and not 4 digits. Each date represented was the last two digits of the year, i.e.: 1998 was 98. This problem could render important computer and communication systems inoperable which could have had a significant effect on the Company's operations. The Company's exposure to potential Y2K systems that could have been affected included (but were not limited to): computers, telephones, all forms of electronic communications, switches, routers, software, accounting software, banking, electricity, credit card processors, electronic data exchange, security systems, fax broadcasting software and hardware, database software, archives, data, records, and others.

In an effort to minimize the Company's exposure to the potential Y2K problem, the Company contacted each of its vendors to assess how Y2K would have affected operations as wwell as tested and upgraded all systems of the Company to bring them to compliance. The Company did not directly experience any effect from the Y2K problem, but the suppliers, vendors, clients or other associates of the Company, may have been affected. The Company does not believe that any suppliers, vendors, or clients have had any effect on the Company's operations due to the Y2K problem.

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

ITEM 7. AUDITED FINANCIAL STATEMENTS

FINANCIAL STATEMENT

AND REPORT OF

CERTIFIED PUBLIC ACCOUNTANTS

ADVANCED OXYGEN TECHNOLOGIES, INC.

June 30, 2000 and 1999

CONTENTS

Page

Report of Independent Certified Public Accounts 1

Financial Statements

Balance Sheets 2

Statements of Income and Accumulated Deficit 3-4

Statements of Cash Flows 5

Statements of Stockholder's Equity 6

Notes to Financial Statements 7-14

REPORT OF INDEPENDENT CERTIFIED PUBLIC

ACCOUNTANTS

BOARD OF DIRECTORS AND STOCKHOLDERS

ADVANCED OXYGEN TECHNOLOGIES, INC.

We have audited the accompanying balance sheet of Advanced Oxygen Technologies, Inc. as of June 30, 2000 and 1999 and the related statements of income and accumulated deficit, cash flows and stockholders' equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Oxygen Technologies, Inc. as of June 30, 2000 and 1999 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred operating losses before extraordinary items of $550,797 and $324,865 respectively during the fiscal years ended June 30, 2000 and 1999, and as of those dates, the Company's current liabilities exceeded its current assets by $411,599 and $198,612 respectively. The foregoing raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on the attainment of profitable operations and meeting it obligations on a timely basis. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Bernstein Pinchuk & Kaminsky LLP

New York, NY

September 28, 2000

Advanced Oxygen Technologies, Inc.

BALANCE SHEETS

Assets	June 30 2000	June 30 1999
Current Assets
Cash	$ 44	$ 54,788
Database management receivable	3,786	15,315
Accounts receivable, net of allowances of $1295 (Note 3)	935	59,908
Inventory (Note 3)	13,122	6,759
Total Current Assets	17,887	136,770

Property and Equipment-at cost,
net of accumulated depreciation and
amortization (Notes 3 & 4)	325,462	748,545
Other Assets
Security Deposits	4,093	4,093

TOTAL ASSETS	347,443	889,408

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable	199,952	180,690
Payroll and sales taxes payable	36,225	55,299
Corporation taxes payable	3,960	1,900
Employee deferred savings payable	-	58,226
Accrued salaries and expenses	6,375	108,686
Due to affiliate (Note 7)	182,974	28,399

Total Current Liabilities	429,486	335,382

LONG TERM LIABILITIES
Capital leas obligation (Note 8)	-	85,273
Other long term liabilities	11,886	11,886

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS; DEFICIENCY- (Notes 1 &2)
Convertible preferred stock, Series 2, par value $0.01; authorized
10,000,000 shares; issued and outstanding 5,000 shares
liquidating preference $25,000	50	50
Convertible preferred stock, Series 3, par value $0.01; authorized
and issued, 1,670,000 shares	16,700	16,700
Convertible preferred stock, Series 4; issued and outstanding, 2 shares
Convertible preferred stock, Series 5; issued and outstanding, 1 share
Common Stock/ par value $0.01; authorized, 30,000,000 shares;
issued and outstanding, 29,640,252 shares	296,403	296,403
Additional paid in capital	20,398,631	20,398,631
Accumulated deficit	(20,798,430)	(20,247,633)
Less treasury stock, at cost-1,670,000 shares of convertible
preferred stock, Series 3	(7,284)	(7,284)

Total	(93,930)	456,867

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$347,442	$889,408

See the accompanying accountants' report and notes to financial statements

Advanced Oxygen Technologies, Inc.

STATEMENTS OF INCOME AND ACCUMULATED DEFICIT

	30-Jun-00	30-Jun-99
Revenues (Note 1)
California registrations	$45,991	$277,305
Compact disk sales	3,867	142,617
Commissions	-	69,099
Sponsor sales	14,230	32,602
Database Management/consulting	27,628	60,058
Total Revenues	91,716	581,681

Costs and expenses
Cost of products	10,296	2,830
Commissions	5,127	57,483
Sales royalties	-	16,009
Salaries and wages	39,836	191,696
Advertising	-	2,207
Professional Fees	18,309	33,012
Rent (Note 6)	38,826	37,293
Computer and equipment lease	29,638	7,788
Transcribing	-	35,588
Subcontracting	(1,748)	16,940
Telephone	25,213	53,506
Travel	13,061	15,967
Utilities	5,235	5,658
Payroll and other taxes	4,256	16,950
Depreciation and amortization (Notes 3,4,5)	337,753	347,234
Postage Printing and reproduction	2,074	15,650
Bank and credit card charges	3,083	15,937
Other costs and expenses	28,866	13,090
Total Costs	559,825	884,838

Loss from operations before other income (expenses)
income tax expense, and extraordinary gain	(468,109)	(303,157)

Other income (expenses)
Interest Expense	(2,435)	(22,148)
Bad debt expense	(117,220)	(4,742)
Interest income	24,598	68
Other income	13,169	5,914
Total Other income (expense)	(81,888)	(20,908)

Loss before income tax expense and extraordinary gain	(549,997)	(324,065)
Income tax expense (Note 9)	800	800
Loss before extraordinary gain	(550,797)	(324,865)
Extraordinary gain on forgiveness of debt	-	521,894
NET (LOSS) INCOME	(550,797)	197,029
Accumulated deficit at beginning of year	(20,247,633)	(20,444,662)
Accumulated deficit at end of year	($20,798,430)	($20,247,633)

-3-

Basic and diluted earnings per share:

Loss before extraordinary gain	-0.02	-0.01
Extraordinary gain on forgiveness of debt	-	0.02

NET (LOSS) INCOME	-0.02	0.01

See the accompanying accountants' report and notes to financial statements

See the accompanying accountants' report and notes to financial statements

d) 4 -

Advanced Oxygen Technologies, Inc.

STATEMENTS OF CASH FLOWS

	30-Jun-00	30-Jun-99
Cash flows from operating activities
Net (loss) income	($550,797)	($197,029)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	337,753	347,234
Extraordinary gain on forgiveness of debt	-	(521,894)
Changes in operating assets and liabilities
Decrease in accounts receivable	70,502	40,287
Increase in inventories	(6,363)	(3,234)
Increase in other assets	57	(4,093)
Increase in accounts payable	19,262	114,200
Increase in payroll and sales taxes payable	(19,074)	23,717
Decrease in accrued liabilities	(4,493)	(99,536)
Increase in income taxes payable	2,060	1,100
Increase in due to affiliate	154,575	2,161
Increase in employee deferred savings payable	(58,226)	-
Net cash provided by operating activities	(54,744)	96,971

Cash flow from investing activities:
Cash payments for the purchase of property	-	(94,811)
Net cash used in investing activities	-	(94,811)

Cash flow from financing activities:
Proceeds from issuance of long-term debt	-	58,521
Cash payment for purchase of treasury stock	-	(7,284)
Proceeds from employee deferred savings	-	58,226
Net cash provided by financing activities	-	109,463

NET INCREASE IN CASH	(54,744)	111,623

Cash and equivalents, beginning of year	54,788	(56,835)
Cash and equivalents, end of year	44	54,788

Supplemental Disclosures:
Income Taxes paid	-	-
Interest expense paid	-	20,968

See the accompanying accountants' report and notes to financial statements

Advanced Oxygen Technologies, Inc.

STATEMENTS OF STOCKHOLDERS' EQUITY

Year ended June 30, 2000

Balances	Purchase of		Balances
June 30, 1999	Preferred Stock	Net	June 30, 2000
		Shares	Amount	Shares	Amount	Loss	Shares	Amount

Preferred Stock	- Series 2	5,000	$ 50				5,000	$ 50

	- Series 3	1,670,000	16,700				1,670,000	16,700

	- Series 4	2	-				2	-

	- Series 5	1	-				1	-

Common Stock		29,640,252	296,403				29,640,252	296,403

Additional paid-in-capital	20,398,631	20,398,631

Accumulated deficit	(20,247,633)	$ (550,797)	(20,798,430)

464,151	-	(550,797)	(86,646)

Less cost of preferred
treasury stock - Series 3	1,670,000	(7,284)	1,670,000	(7,284)

$ 456,867	$ -	$ (550,797)	$ (93,930)

Year ended June 30, 1999

Balances	Purchase of		Balances
June 30, 1998	Preferred Stock	Net	June 30, 1999
		Shares	Amount	Shares	Amount	Income	Shares	Amount

Preferred Stock	- Series 2	5,000	$ 50				5,000	$ 50

	- Series 3	1,670,000	16,700				1,670,000	16,700

	- Series 4	2	-				2	-

	- Series 5	1	-				1	-

Common Stock		29,640,252	296,403				29,640,252	296,403

Additional paid-in-capital	20,398,631	20,398,631

Accumulated deficit	(20,444,662)	$ 197,029	(20,247,633)

267,122	-	197,029	464,151

Less cost of preferred
treasury stock - Series 3	-	1,670,000	$ (7,284)	1,670,000	(7,284)

$ 267,122	$ (7,284)	$ 197,029	$ 456,867

See the accompanying accountants' report and notes to financial statements
- 6 -

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2000 and 1999

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

Pursuant to a Purchase Agreement dated January 28, 1999, the Company purchased the 1,670,000 shares of the Series 3 convertible preferred stock and the promissory note discussed in the preceding paragraph. As part of the agreement, the Company paid $15,000 to IMA, assumed a certain computer equipment lease with remaining obligations totaling $44,811 and executed a one-year $5,000 promissory note to IMA. In addition, both IMA and the Company provided mutual liability releases to each other. (see note 8)

Line of Business:

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

NOTE 2 - GOING CONCERN AND BASIS OF PRESENTATION:

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As shown in the financial statements, the Company incurred a large operating loss before extraordinary gain, and had negative working capital at June 30, 2000. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 4 - FURNITURE AND EQUIPMENT:

Furniture and equipment at June 30, 2000 and 1999 consisted of the following:

Item	2000	1999
Furniture and Fixtures	$31,869	$31,869
Office Equipment	$17,882	$17,882
Computers and computer equip.	$98,858	$98,858
Capitalized equipment	$25,406	$120,217
Capitalized database cost	$911,391	$911,391
Sub Total	$1,085,406	$1,180,217
Less Accumulated depreciation and amortization	$759,944	$431,672
Total	$325,462	$748,545

Depreciation and amortization expense for the year ended June 30, 2000 and 1999 was $337,753 and $347,234 respectively.

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

Year Ending June 30,	Amount
2001	$53,204
2002	$56,052
2003	$58,904
2004	$19,952
Total	$188,112

Litigation:

The Company is a defendant in various legal proceedings and claims that have arisen in the ordinary course of business. Under current circumstances, no determination can be made as to the ultimate outcome of the legal proceedings and claims or as to the necessity for any provision, in the accompanying financial statements, for any liability that may result from final adjudications.

NOTE 7 - DUE TO AFFILIATE

Due to affiliate at June 30, 2000 and 1999 consisted of advances payable to Crossfields, Inc., a related party, which are uncollateralized, non-interest bearing, and payable upon demand.

NOTE 8 - CAPITAL LEASE OBLIGATIONS:

In the fiscal year ended June 30, 2000, the Company terminated three leases for equipment which had an expiration date in 2003 and returned all leased equipment covered by such leases to the lessor.

NOTE 9 - INCOME TAXES

The current provision for income taxes is the minimum tax due to the State of California.

As of June 30, 2000, the Company had federal and state net operating loss carry forwards of approximately $18,400,000. These carry forwards are beginning to expire since they are unused. Section 382 of the Internal Revenue Code imposes substantial restrictions on the utilization of net operating loss and tax credit carry forwards when a change in ownership occurs.

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

Series 3 Convertible Preferred Stock:

Each share automatically converts on March 2, 2000 into either (a) one (1) share of the Company's common stock if the average closing price of the common stock during the ten trading days immediately prior to March 1, 2000 is equal to or greater than sixty-six cents ($0.66) per share, or (b) one and one-half (1 1/2) shares of common stock if the average closing price of the common stock during the ten trading days immediately prior March 1, 2000 is less than sixty-six cents($0.66) per share. (See Note 1)

ITEM 8. Changes in and Disagreements with Accounts on Accounting and Financial Disclosure

The Company has no disagreements with accountants on accounting and financial disclosure. During this time AOXY has engaged Bernstein Pinchuk & Kaminsky, Llp, Seven Penn Plaza, New York, NY, 10001

PART III

ITEM 9.Directors and Officers of the Registrant

Set forth below is information regarding the Company's directors and executive officers, including information furnished by them as to their principal occupations for the last five years, other directorships held by them and their ages as of June 30, 2000. All directors are elected for one-year terms, which expire as of the date of the Company's annual meeting.

Name	Age	Position	Director Since:
Robert E. Wolfe	37	Chairman of the Board and CEO	1997
Joseph N. Noll	77	Director	1997

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

ITEM 10. Executive Compensation

Robert Wolfe, Chairman and CEO has waived his $350,000 annual for the year ending June 30, 2000. No officer or director received any compensation from the Company during the last fiscal year. The Company paid no bonuses in the last three fiscal years ended June 30, 2000 to officers or other employees. Prior to the Stock Acquisition of December 12, 1997, the Company's Chief executive officer and Chairman of the Board was Harry Edelson. Mr. Edelson received no compensation during the fiscal year ending June 30, 2000.

The following table sets forth the total compensation paid or accrued to its Chief Executive Officer, Robert E. Wolfe and former Chief Executive officer Harry Edelson during the fiscal year ending June 30, 2000. There were no other corporate officers in any of the last three fiscal years.

Executive Compensation

Name	Yr.	Salary	Bonus	Other Compensation	Restricted Awards	LTIP Awards	Other
Harry Edelson	1999	0	0	0	0	0	0
Robert E. Wolfe	1999	0	0	0	0	0	0

OPTION GRANTS DURING 1999; VALUE OF OPTIONS AT YEAR-END

The following tables set forth certain information covering the grant of options to the Company's Chief Executive Officer, Mr. Robert E. Wolfe and the former Chief Executive Officer, Mr. Harry Edelson during the fiscal year ended June 30, 2000 and unexercised options held as of that date. Neither Mr. Wolfe or Mr. Edelson exercised any options during fiscal 1999.

Name	# of Securities	% Total Options	Option Price	Exercise Price	Expiration Date
Harry Edelson	0	0	0	0	0
Robert E. Wolfe	0	0	0	0	0

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

Issuable Shares

As of September 20, 1995, approximately 374,000 shares of Common Stock had been issued upon the exercise of options granted under the Option Plans, no shares of Common Stock were subject to outstanding options under the Options Plans and 626,000 shares of Common Stock were available for issuance under future option grants. From July 1, 1991 to September 20, 1995, options were granted at exercise prices ranging from $1.22 to $8.15 per share. The exercise price of each option was equal to 85% of the closing bid price of Company's Common Stock as reported on the NASDAQ Over the Counter Bulletin Board Exchange. Due to employee terminations, all options became void in August 1995. As of September 30, 2000 1,000,000 shares of Common Stock were available for issuance under future option grants.

Board of Directors Compensation

As of June 30, 2000 the directors did not receive any compensation for serving as members of the Board.

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

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of June 30, 2000, by (i) all those known by the Company to be beneficial owners of more than 5% of its Common Stock; (ii) all directors; and (iii) all officers and directors of the Company as a group.

Name and Address of Beneficial Owner	Number of Shares fully diluted	Percent ownership
Crossland Ltd. Belize 60 Market Square PO Box 364 Belize City, Belize, Central America	6,312,500	21.30%
Coastal Oil, Ltd. 40 Santa Rita Road Corazal, Belize, Central America	5,937,500	20.03%
Crossland, ltd. 104B Saffrey Square Nassau, Bahamas	5,937,500	20.03%
Robert E. Wolfe	50,000	0.17%
Joseph N. Noll	0	0.00%

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

e) 1988 Stock Option Plan, incorporated by reference to the Registrant's 1988 definitive Proxy Statement filed pursuant to Regulation 14A

f) Non-Employee Director Stock Option Plan incorporated by reference to the Registrant's report on Form 10-K for the fiscal year ended June 30, 1993

g) Patent Purchase Agreement between Advanced Oxygen Technologic Inc., and Grace-Conn, dated February 10, 1995 incorporated by reference to the Registrant's 1995 definitive Proxy Statement filed pursuant to Regulation 14A

h) Contingent Plan of Liquidation dated February 10, 1995, incorporated by reference to the Registrant's 1995 definitive Proxy Statement filed pursuant to Regulation 14 A

i) Stock Acquisition Agreement dated December 18, 1997 incorporated by reference to the Registrant's report on form 8-K as Exhibit A

j) Purchase Agreement of December 18, 1997 incorporated by reference to the Registrant's report on form 8-K as Exhibit B

k) Waiver Agreement incorporated by reference to the Registrant's report on form 8-K as Exhibit C

l) Trust Agreement incorporated by reference to the Registrant's report on form 8-K dated, December 18, 1997 as Exhibit D

m) Assignment and Assumption Agreement incorporated by reference to the Registrant's report on form 8-K dated, December 18, 1997 as Exhibit D

n) Agreement For Purchase & Sale Of Specified Business Assets incorporated by reference to the Registrant's report on form 8-K dated March 09, 1998 as Exhibit 1

o) Covenant of Non-Competition incorporated by reference to the Registrant's report on form 8-K dated March 09, 1998 as Exhibit B

p) Promissory Note of March 09, 1998 incorporated by reference to the Registrant's report on form 8-K dated March 09, 1998 as Exhibit C

q) Security Agreement of March 09, 1998 incorporated by reference to the Registrant's report on form 8-K dated March 09, 1998 as Exhibit D

r) Employment Agreement, John Teuber, incorporated by reference to the Registrant's report on form 8-K dated March 09, 1998 as Exhibit F

s) Employment Agreement, Nancy Gaylord, dated March 13, 1998 attached hereto as Exhibit 1

t) America United Lease, dated September 23, 1998 incorporated by reference to the Registrant's report form 10-QSB dated November 16, 1998

u) NEC Lease, date November 10, 1998, incorporated by reference to the Registrant's report form 10-QSB dated January 28, 1999 as Exhibit I.

v) Purchase Agreement of 1/29/99, dated January 29, 1999, incorporated by reference to the Registrant's report form 8-K dated February 17, 1999 as Exhibit I

w) Amendment of the Articles of Incorporation dated April 18, 2000, incorporated by reference to the Registrant's 2000 definitive Proxy Statement filed pursuant to Regulation 14 A attached hereto.

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

A report on Form 8-K was filed on February 17, 1999 and reported under Item 2 the Purchase of Specified Assets from Integrated Marketing Agency, Inc. The assets purchased consisted of 1,670,000 shares of convertible preferred stock of Advanced Oxygen Technologies, Inc. ("STOCK") and a $550,000 promissory note issued by Advanced Oxygen Technologies, Inc ("Note") from Integrated Marketing Agency, Inc.("IMA"). The terms of the Purchase Agreement were: AOXY paid $15,000 to IMA, assumed a Citicorp Computer Equipment Lease, #010-0031648-001 from IMA, delivered to IMA certain tangible business property (as listed in Exhibit A of the Purchase Agreement), executed a one year $5,000 promissory note with IMA, and delivered to IMA a Request For Dismissal of case #PS003684 (restraining order) filed in Los Angeles county superior court. IMA sold, transferred, and delivered to AOXY the Stock and the Note. IMA sold, transferred, assigned and delivered the Note and the Stock to AOXY, executed documents with Citicorp Leasing, Inc. to effectuate an express assumption by AOXY of the obligation under lease #010-0031648-001 in the amount of $44,811.26, executed a UCC2 filing releasing UCC-1 filing #9807560696 filed by IMA on March 13, 1998, and delivered such documents as required. In addition, both IMA and AOXY provided mutual liability releases for the other.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant): ADVANCED OXYGEN TECHNOLOGIES, INC.

Date: September 30, 2000 By (Signature and Title):

/s/ Robert E. Wolfe /s/

-----------------

Robert E. Wolfe

President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 30, 2000 By (Signature and title):

/s/Joseph Noll /s/

-------------------------

Joseph N. Noll

Director

-----BEGIN PRIVACY-ENHANCED MESSAGE-----

Proc-Type: 2001,MIC-CLEAR

Originator-Name: webmaster@www.sec.gov

Originator-Key-Asymmetric:

MFgwCgYEVQgBAQICAf8DSgAwRwJAW2sNKK9AVtBzYZmr6aGjlWyK3XmZv3dTINen

TWSM7vrzLADbmYQaionwg5sDW3P6oaM5D3tdezXMm7z1T+B+twIDAQAB

MIC-Info: RSA-MD5,RSA,

J4RSrMZwJekYYT9mYRrqHCvIlDbgcbO1Iv1YqSSYsRz4QNFAovA8RAexl/lLGB9B

G0+WO1HbhkrRrXS3zEC4Yg==

<SEC-DOCUMENT>0000352991-00-000002.txt : 20000509

<SEC-HEADER>0000352991-00-000002.hdr.sgml : 20000509

ACCESSION NUMBER: 0000352991-00-000002

CONFORMED SUBMISSION TYPE: PRE 14A

PUBLIC DOCUMENT COUNT: 1

CONFORMED PERIOD OF REPORT: 20000418

FILED AS OF DATE: 20000508

FILER:

COMPANY DATA:

COMPANY CONFORMED NAME: ADVANCED OXYGEN TECHNOLOGIES INC

CENTRAL INDEX KEY: 0000352991

STANDARD INDUSTRIAL CLASSIFICATION: PATENT OWNERS & LESSORS [6794]

IRS NUMBER: 911143622

STATE OF INCORPORATION: DE

FISCAL YEAR END: 0630

FILING VALUES:

FORM TYPE: PRE 14A

SEC ACT:

SEC FILE NUMBER: 000-09951

FILM NUMBER: 621372

BUSINESS ADDRESS:

STREET 1: C/O CORSSFIELD INC

STREET 2: 230 PARK AVE STE 1000

CITY: NEW YORK

STATE: NY

ZIP: 10169

MAIL ADDRESS:

STREET 1: C/O CROSSFIELD INC

STREET 2: 230 PARK AVENUS SUITE 1000

CITY: NEW YORK

STATE: NY

ZIP: 10169

</SEC-HEADER>

<DOCUMENT>

<TYPE>PRE 14A

<SEQUENCE>1

<TEXT>

SCHEDULE 14A INFORMATION

Proxy Statement Pursuant to Section 14(a) of the Securities Exchange Act

of 1934

Filed by the Registrant [x]

Filed by a Party other than the Registrant [ ]

Check the appropriate box:

[x] Preliminary Proxy Statement

[ ] Confidential, for Use of the Commission Only (as permitted by Rule

14a-6(e)(2))

[ ] Definitive Proxy Statement

[ ] Definitive Additional Materials

[ ] Soliciting Material Pursuant to Section 240.14a-11(c) or Section

240.14a-12

ADVANCED OXYGEN TECHNOLOGIES, INC.

------------------------------------------------

(Name of Registrant as Specified in its Charter)

------------------------------------------------

(Name of Person(s) Filing Proxy Statement, if other than the Registrant)

Payment of Filing Fee (Check the appropriate box):

[x] No fee required.

[ ] Fee computed on table below per Exchange Act Rules 14a-6(i)(1)

and 0-11.

(1) Title of each class of securities to which transaction applies:

- ------------------------------------------------

(2) Aggregate number of securities to which transaction applies:

- ------------------------------------------------

(3) Per unit price or other underlying value of transaction computed pursuant to Exchange Act Rule 0-11 (set forth the amount on which the filing fee is calculated and state how it was determined):

- ------------------------------------------------

(4) Proposed maximum aggregate value of transaction:

- ------------------------------------------------

(5) Total fee paid:

- ------------------------------------------------

[ ] Fee paid previously with preliminary materials

[ ] Check box if any part of the fee is offset as provided by Exchange

Act Rule 0-11(a)(2) and identify the filing for which the offsetting fee was paid previously. Identify the previous filing by the registration statement number, or the Form or Schedule and the date of its filing.

(1) Amount Previously Paid:

- ------------------------------------------------

(2) Form, Schedule or Registration Statement No.:

- ------------------------------------------------

(3) Filing Party:

- ------------------------------------------------

(4) Date Filed:

ADVANCED OXYGEN TECHNOLOGIES, INC.

26883 Ruether Avenue, Santa Clarita, CA 91351

NOTICE OF ADOPTION OF AMENDMENTS:

INFORMATION STATEMENT

To the Shareholders of Advanced Oxygen Technologies, Inc.:

NOTICE IS HEREBY GIVEN that the Board of Directors and persons owning 64.7%, or 19,180,500 shares of common stock of Advanced Oxygen

Technologies, Inc. have elected to adopt the following proposals:

Proposal 1. To amend and restate the Company's Restated Articles of

Incorporation to increase the Company's authorized Common Shares from

30,000,000 to 90,000,000 shares.

Proposal 2. To change the Company's auditors.

Proposal 3. To change the Company's name.

Your attention is called to the attached Information Statement. A copy of the

Annual Report of the Company for the fiscal year ended June 30, 1999 which accompanies this notice.

By order of the Board of Directors

/s/Robert E. Wolfe/s/

Robert E. Wolfe

President and Chief Executive Officer

/s/Joseph N. Noll/s/

Joseph N. Noll

Secretary

New York, New York

April 4, 2000

Advanced Oxygen Technologies, Inc.

26883 Ruether Avenue

Santa Clarita, CA 91351

INFORMATION STATEMENT

MEETING OF THE BOARD OF DIRECTORS

APRIL 18, 2000

PRINCIPAL HOLDERS OF THE COMPANY'S VOTING SECURITIES .6

ACQUISITION OR DISPOSITION OF ASSETS, MARCH 09,1998 . 13

ITEM 2. DESCRIPTION OF PROPERTY 15

ITEM 3. LEGAL PROCEEDINGS 15

ITEM 4. SUBMISSION OF MATTERS TO

VOTE, SECURITY HOLDERS. . . . . . . . . . . . . . . . 17

MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS . . 17

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE19

PROPOSAL I APPROVAL OF AMENDMENT TO ARTICLES OF

INCORPORATION TO INCREASE AUTHORIZED COMMON SHARES . 21

BOARD OF DIRECTORS PROXY FOR ANNUAL MEETING APRIL 18, 200024

THE VOTING PAGE FOR ADVANCED OXYGEN TECHNOLOGIES, INC .25

RESTATED ARTICLES OF INCORPORATION . . . . . . . . . 26

FORM 10-KSB . . . . . . . . . . . . . . . . . . . . . 29

GENERAL INFORMATION

THIS INFORMATION STATEMENT IS FURNISHED IN CONNECTION WITH

THE SOLICITATION OF PROXIES BY THE BOARD OF DIRECTORS OF

ADVANCED OXYGEN TECHNOLOGIES, INC. (THE "COMPANY") FOR THE

PURPOSES SET FORTH IN THE ACCOMPANYING NOTICE. THE MAILING OF

THIS INFORMATION STATEMENT WILL TAKE PLACE ON OR ABOUT

FEBRUARY 16, 1998.

SOLICITATION

THE COMPANY WILL BEAR THE ENTIRE COST OF SOLICITATION OF

NOTICES IN THE ENCLOSED FORM, INCLUDING THE PREPARATION,

ASSEMBLY, PRINTING AND MAILING OF THIS INFORMATION STATEMENT,

THE ACCOMPANYING MATERIAL AND ANY ADDITIONAL INFORMATION

FURNISHED TO SHAREHOLDERS. NO ADDITIONAL COMPENSATION WILL

BE PAID TO DIRECTORS, OFFICERS OR OTHER REGULAR EMPLOYEES FOR

SUCH SERVICES. BROKERS, NOMINEES AND OTHER SIMILAR RECORD

HOLDERS WILL BE REQUESTED TO FORWARD SOLICITING MATERIAL

AND WILL BE REIMBURSED BY THE COMPANY UPON REQUEST FOR THEIR

OUT-OF-POCKET EXPENSES.

VOTING SECURITIES AND PRINCIPAL HOLDERS

VOTING RIGHTS AND OUTSTANDING SHARES

ONLY SHAREHOLDERS OF RECORD AT THE CLOSE OF BUSINESS ON

FEBRUARY 16, 2000 WILL BE ENTITLED TO NOTICE OF, AND, EFFECTED BY

THIS NOTICE. AS OF THE CLOSE OF BUSINESS ON FEBRUARY 16, 2000, THE

COMPANY HAD 29,640,252 OUTSTANDING COMMON SHARES, $0.01 PAR

VALUE ("COMMON SHARES?), THE ONLY CLASS OF STOCK

OUTSTANDING AND ENTITLED TO VOTE.

EACH COMMON SHARE IS ENTITLED TO ONE VOTE ON EACH

MATTER SUBMITTED IN THIS NOTICE. THE PRESENCE, IN

PERSON OR BY PROXY, OF THE HOLDERS OF RECORD OF A

MAJORITY OF THE OUTSTANDING COMMON SHARES

ENTITLED TO VOTE, OR 19,180,500 SHARES, HAS VOTED TO

ADOPT ALL THE PROPOSALS IN THIS INFORMATION

STATEMENT, WHICH WAS NECESSARY TO CONSTITUTE A

QUORUM FOR THE TRANSACTION OF BUSINESS AS DESCRIBED

HEREIN.

PRINCIPAL HOLDERS OF THE COMPANY'S VOTING

SECURITIES

AS OF FEBRUARY 16, 2000, CROSSLAND LTD. (BELIZE),

CROSSLAND LTD., AND EASTERN STAR, LTD. HAVE MORE

THAN 5% OF THE COMPANY?S COMMON SHARES. CROSSLAND

LTD., (BELIZE) HAS THE HIGHEST PERCENTAGE WHICH IS

21.30%. CROSSLAND LTD., AND EASTERN STAR, LTD.,. HAVE

THE SAME PERCENTAGE OF COMMON SHARES WHICH IS

20.03%. ROBERT E. WOLFE HAS A 0.017% OF THE COMPANY?S

COMMON SHARES. EACH OF THE ABOVE PRINCIPAL HOLDERS

HAS VOTED, AND TENDERED THEIR EXECUTED VOTE TO THE

COMPANY IN FAVOR OF ALL OF THE PROPOSALS IN THIS

INFORMATION STATEMENT.

BIOGRAPHICAL INFORMATION

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

KOPETZ, MS. CASTLE, AND DAVID OVERMYER. UPON THE

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

OF THE TRANSACTIONS, I.E., WHETHER THE COMPANY WAS

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

PLAN OF LIQUIDATION ( THE "CONTINGENT PLAN") TO BE

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

CONTINGENT OR OTHERWISE, (III)M RETAIN ANY ASSET ON

BEHALF OF STOCKHOLDERS WHO CANNOT BE LOCATED AND

(IV) DISTRIBUTE REMAINING ASSETS TO STOCKHOLDERS,

AFTER SATISFYING ANY LIQUIDATION PREFERENCES OF THE

COMPANY'S SERIES 2 PREFERRED STOCK WHICH

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

TRUST, THEN THE STOCKHOLDERS MUST SURRENDER THEIR

COMMON STOCK CERTIFICATES TO THE COMPANY FOR

CANCELLATION AS A CONDITION TO ENTITLEMENT TO

RECEIVE DISTRIBUTIONS FROM THE TRUST. IF A

STOCKHOLDER FAILS TO SURRENDER HIS CERTIFICATES, HIS

SHARE OF ANY DISTRIBUTION WILL BE RETAINED UNTIL HIS

CERTIFICATES IS SURRENDERED OR UNTIL HE FURNISHES AN

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

BE RECEIVED FROM THE PATENT SALE OR WHEN (II)

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

WILL, INTESTATE SUCCESSION OR OPERATION OF LAW) WILL

BE RECORDED.

STOCK ACQUISITION AGREEMENT, 12/18/97

PURSUANT TO A STOCK ACQUISITION AGREEMENT DATED AS

OF DECEMBER 18, 1997,(EXHIBIT C), ADVANCED OXYGEN

TECHNOLOGIES, INC. (?AOXY?) HAS ISSUED 23,750,00 SHARES

OF ITS COMMON STOCK, PAR VALUE $.01 PER SHARE FOR

$60,000 CASH PLUS CONSULTING SERVICES RENDERED

VALUED AT $177,500, TO CROSSLAND, LTD., (?CROSSLAND?),

EASTERN STAR, LTD., (?EASTERN STAR?), COASTAL OIL, LTD.

(?COASTAL?) AND CROSSLAND, LTD. (BELIZE) (?CLB?).

CROSSLAND AND EASTERN STAR, LTD. ARE BAHAMAS

CORPORATIONS. COASTAL OIL AND CLB ARE BELIZE

CORPORATIONS.

PURCHASE AGREEMENT, 12/18/97

PURSUANT TO A PURCHASE AGREEMENT DATED AS OF

DECEMBER 18, 1997, (EXHIBIT D), CLB, TRITON-

INTERNATIONAL, LTD., (?TRITON?), A BAHAMAS

CORPORATION, AND ROBERT E. WOLFE PURCHASED AN

AGGREGATE OF 800,000 SHARES OF AOXY?S COMMON STOCK

FROM EDELSON TECHNOLOGY PARTNERS II, L.P. (?ETPII?)

FOR $10,000 CASH. AOXY ISSUED 450,000 SHARES OF ITS

CAPITAL STOCK TO ETPII IN EXCHANGE FOR CONSULTING

SERVICES TO BE RENDERED. THE GENERAL PARTNER OF

ETPII IS HARRY EDELSON, CHAIRMAN OF THE BOARD AND

CHIEF EXECUTIVE OFFICER OF AOXY PRIOR TO THE

TRANSACTIONS RESULTING IN THE CHANGE OF CONTROL

(THE ?TRANSACTIONS?). PRIOR TO THE TRANSACTIONS MR.

EDELSON DIRECTLY OR INDIRECTLY OWNED

APPROXIMATELY 25% OF THE ISSUED AND OUTSTANDING

COMMON STOCK OF AOXY, AND FOLLOWING THE

COMPLETION OF MR. EDELSON?S CONSULTANCY HE WILL

OWN APPROXIMATELY 1.5%.

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

AGREEMENT (THE ?REGULATION S SHARES?) HAVE NOT BEEN

REGISTERED UNDER THE SECURITIES ACT OF 1933, AS

AMENDED, IN RELIANCE ON THE EXEMPTION FROM

REGISTRATION PROVIDED BY RULE 903(C)(2) OF REGULATION

S. CONSIDERATION FOR THE REGULATION S SHARES

CONSISTED OF $60,000 CASH AND CONSULTING SERVICES

RENDERED VALUED AT $177,500.

EACH OF THE PURCHASERS OF THE REGULATION S SHARES (A

?BUYER?) HAS REPRESENTED TO AOXY THAT (I) IT IS NOT A

?U.S. PERSON? AS THAT TERM IS DEFINED IN RULE 902 (O) OF

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

CONDUCTED ANY ?DIRECTED SELLING EFFORT? AS DEFINED

IN REGULATION S, AND THAT IT HAD FILED ALL REPORTS

REQUIRED TO BE FILED UNDER THE SECURITIES EXCHANGE

ACT OF 1934 DURING THE PRECEDING TWELVE MONTHS.

WAIVER AGREEMENT, 12/18/97

PURSUANT TO A WAIVER AGREEMENT DATED AS OF

DECEMBER 18, 1997 (EXHIBIT E), EMILE BATTAT, RICHARD

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

(TOGETHER, EXHIBIT F) CERTAIN ROYALTY RIGHTS AND

LIABILITIES RELATED TO TECHNOLOGY AOXY SOLD TO A

THIRD PARTY IN 1995 WERE TRANSFERRED TO A TRUST FOR

THE BENEFIT OF THE AOXY SHAREHOLDERS. NO ROYALTIES

HAD BEEN PAID OR BECOME DUE WITH RESPECT TO THE

RIGHTS TRANSFERRED TO THE TRUST, AND NO VALUE WAS

ASSIGNED TO SUCH RIGHTS ON THE BOOKS OF AOXY.

ACQUISITION OR DISPOSITION OF ASSETS, MARCH 09,1998.

" \l 2

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

liability releases for the other.

EMPLOYEES

The Company had 7 employees during the fiscal year ended June 30, 1999 and at the date of the Annual Report on Form 10-KSB enclosed herein.

ITEM 2. DESCRIPTION OF PROPERTY

The Company leases facilities in Santa Clarita CA, and owns furniture fixtures and equipment used in its operations as described in its annual report attached hereto.

ITEM 3. LEGAL PROCEEDINGS

The Company was/is a party to the following legal proceedings:

1. On April 30, 1999 NEC America Filed suit against Advanced

Oxygen Technologies, Inc. In the Los Angeles Superior

Court, North Valley Branch, Case Number PC 023087X

alleging default of the Lease Agreement of November,

1998 in the amount of $57,167.28. AOXY has answered

the suit and denies some or all of the allegations, and

believes that the jurisdiction of the case should be in New

York. A judgment was entered on October 5, 1999

against the Company for $57,167.28.

2. A previous employee, Tim Rafalovich has filed suit against

Advanced Oxygen Technologies, Inc. in the Small Claims

court of New Hall, CA alleging that AOXY has not paid

approximately $5,000 in wages, case number 99S00761.

A judgment was entered against the Company for

$5,000.00

3. On June 14, 1999 Airborne Express, Inc. filed suit against

Advanced Oxygen Technologies, Inc., case # 99-C00738

in small claims court of Los Angeles CA Municipal

district, Newhall Judicial District for $5,093.95, including court costs and attorney's fees alleging monies owed. A

judgment was entered on October 5, 1999 against the

Company for $5,093.95

4. On September 09, 1998 the Company appeared before the

Santa Clarita County small claims court to represent itself

in a motion ("Motion") filed by a plaintiff, Alpha Graphics,

against John Teuber for a judgment on July 06, 1998

from a case filed May 29,1998, to be amended to the

Company. The Motion was denied and the judgment was

not amended to reflect the Company as a defendant.

5. On February 10, 1999 in the Municipal Court of California,

county of Los Angeles, Newhall Judicial District,

America-United Enterprises, Inc. filed suit against

Advanced Oxygen Technologies, Inc, case no. 99U00109,

alleging that the February, 1999 rent due on February 01,

1999 had not been paid by Advanced Oxygen

Technologies, Inc. The suit has been settled out of court

and Advanced Oxygen Technologies, Inc. has tendered the

monies owed in full.

6. On February 19, 1999, Written Communications, Inc. filed

suit against Advanced Oxygen Technologies, Inc. in the

small claims court in Van Nuys CA Municipal Court, Case

no. 99V12825 for unpaid service rendered in the amount

of $4,875.00. The company paid the amount in full.

7. On January 16, 1999, A Better Type filed suit against

Advanced Oxygen Technologies, Inc. in the small claims

court of the Municipal Court of California, San Diego

Judicial District, Case no.691493 alleging non payment for

services rendered of $5,000. The Company paid the

amount in full.

8. On March 23, 1999 Corestaff Services filed suit against

Advanced Oxygen Technologies, Inc. in the small claims

court Newhall CA Judicial district case no 99S00349 for

lack of payment in the amount of $4,106. The case was

settled out of court and the company has agreed to pay

Corestaff $500.00 on the 15th day of each month

beginning on June 15, 1999 until any debts owed are paid

in full.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the prior fiscal year.

MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

During the fiscal year ended June 30, 1999, the Board of Directors held 2 meetings. During the current fiscal year, the Board of Directors held no meeting..

On the meeting held January 12, 1999 the Board of Directors unanimously passed the following resolutions: Resolved that the Board has approved and authorized the purchase of assets from Integrated marketing Agency, Inc. of

1,670,000 shares of convertible preferred stock of Advanced Oxygen

Technologies, Inc. And a $550,000 promissory note issued by Advanced

Oxygen Technologies, Inc.

On the meeting held August 14, 1999 the Board of Directors of Advanced

Oxygen Technologies, Inc., unanimously passed the following resolutions:

Resolved, that:

Paragraph 4 (a) of the Certificate Of Incorporation of the Corporation

shall be amended to reflect the increase in authorized common shares from 30,000,000 to 90,000,000 shares,

Paragraph one (10 of the Certificate of Incorporation of the Company

be amended to reflect the change of name of the company from

Advanced Oxygen Technologies, Inc. to AOXY, Inc.,

Bernstein, Pinchuk and Kaminsky, Llp act as the Company's

independent public accounts,

The Company effect a 2 for 1 reverse split of the outstanding common shares of the Company, and to effect the reverse at such time that Mr.

Robert E. Wolfe deem appropriate, and

Company may obtain funding for two hundred and fifty thousand dollars ($250,000) by issuing capital stock, where Mr. Robert E.

Wolfe will have the complete authority to negotiate, transact, obligate the Company and enter into agreement with complete autonomy.

EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

No Officer or director received any compensation from the Company during the last fiscal year.

STOCK OPTIONS.

The Company had a stock option plan under which it was authorized to grant stock options and stock appreciation rights and to sell shares under restricted stock purchase agreements to salaried directors, employees and consultants of the Company. The options were to become exercisable over four years beginning from the grant date and expire ten years thereafter, unless employment terminates, in which case the option expires 90 days after termination.

Options Number of Exercise

shares price range

Outstanding, June 30,1991 273,600 $1.33- 11.95

Granted 102,400 5.30- 8.15

Exercised (110,400) 1.33- 8.50

Canceled (4,600) 3.19- 11.95

Outstanding, June 30, 1992 260,600 1.59- 11.95

Granted 33,800 2.13- 5.60

Exercised (55,400) 1.59- 4.90

Canceled (40,800) 2.92-11.95

Outstanding, June 30, 1993 198,200 2.92-11.95

Granted 276,000 1.22- 2.50

Exercised

Canceled (87,900) 1.22-11.95

Outstanding, June 30, 1994 386,300 1.22-11.95

Granted 125,000 1.22- 2.50

Exercised

Canceled (366,300)

Outstanding, June 30, 1995 145,000

Exercisable, June 30, 1994 79,600 2.13-

11.95

Exercisable, June 30, 1993 103,400 2.13-11.95

Due to employee termination all options became void in August 1995.

The Company also has a non-employee director stock option plan for director compensation in lieu of cash. Of the 200,000 shares reserved for issuance under the plan, a total of 115,000 had been granted as of June 30, 1994 at exercise prices ranging from $1.85 to $10.90 per share. Options granted under the plan vest one year from the date of grant and generally expire 10 years from the date of issuance. No options were granted during 1995.

401(k) Plan. The Company does not have a 401(k) Plan.

Employment Agreements and Miscellaneous Personal Benefits. As of

December 18, 1997, Robert E. Wolfe and Joseph N. Noll have been appointed

Directors of Advanced Oxygen Technologies.

PERFORMANCE GRAPH

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

Second quarter 0.02 0.005

Third Quarter 0.09 0.015

Fourth Quarter 0.23 0.055

Fiscal Year Ended June 30, 1999 High Low

First Quarter 0.220 0.055

Second quarter 0.047 0.015

Third Quarter 0.031 0.015

Fourth Quarter 0.200 0.015

At April 18, 2000, the closing bid price of the Company's Common Stock as reported by the National Quotation Bureau, Inc, was $0.08

At February 16, 2000, the approximate number of holders of record of the

Company's Common Stock was 1,602.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING

COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange

Commission (the "SEC"). Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. Based solely on review of the copies of such reports furnished to the Company during or with respect to fiscal 1999, or written representations that no Forms 5 were required, the

Company believes that during the fiscal year ended June 30, 1999 all Section

16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with. Crossland, Ltd.(Belize)

has 21.30% of Common Shares of the Company. Crossland, Ltd., has

20.03% of Common Shares of the Company. Eastern Star, Ltd. has 20.03%

of Common Shares of the Company. Coastal Oil, Ltd., has 20.03% of

Common Shares of the Company. Robert E. Wolfe has 0.017% of Common

Shares of the Company.

PROPOSAL I APPROVAL OF AMENDMENT TO ARTICLES OF

INCORPORATIONTO INCREASE AUTHORIZED COMMON

SHARES

GENERAL

Article (4)(a) of the Company's Articles of Incorporation presently provides for an authorized capitalization of the Company of 30,000,000 Common

Shares, par value $0.01 per share, and 10,000,000 Preferred Shares, par value

$0.01 per share. As of February 16, 1998, one million six hundred and seventy five thousand and three Preferred Shares were issued of which one million six hundred and seventy thousand are treasury shares and 29,640,252 Common

Shares were issued and outstanding. The Company's Board of Directors has determined that it would be advisable to amend and restate the Company's

Restated Articles of Incorporation to increase the Company's authorized

Common Shares from 30,000,000 to 90,000,000 shares.

Subject to shareholder approval, the Board of Directors has approved an amendment and restatement of the Company's Restated Articles of

Incorporation which would revise Article (4)(a) of the Company's Articles of

Incorporation to increase from 30,000,000 to 90,000,000, the number of authorized Common Shares.

PURPOSES OF THE AMENDMENT

The Amendment is being proposed to increase the number of the Company's authorized but unissued Common Shares. As of February 16, 2000, the

Company had 30,000,000 Common Shares authorized and 29,640,252

Common Shares issued and outstanding.

There are no arrangements, understandings or plans for the issuance of any such additional shares, other than (i) shares reserved for issuance upon the exercise of stock options and warrants outstanding or authorized for issuance under existing plans (ii) the Company's plans to raise additional capital in fiscal

2000 to support its business, and (iii) the Company's plans to purchase,

acquire, merge or otherwise obtain or start an operating business. The

Company does not expect that it would seek authorization from shareholders for issuance of such additional shares unless required by applicable law or regulation or the rules of the market in which the Company's Common Shares are traded. There are no preemptive rights available to shareholders in connection with the issuance of any such shares.

VOTE REQUIRED

Approval of the Amendment required the affirmative vote of the holders of a majority of the outstanding Common Shares.

THE COMPANY HAS RECEIVED VOTES EQUALING 64.7% OR

19,180,500 SHARES THAT HAVE BEEN VOTED FOR THE APPROVAL

OF THE AMENDMENT AND RESTATEMENT OF THE COMPANY'S

ARTICLES OF INCORPORATION AND SUCH AMENDMENT SHALL

BECOME EFFECTIVE APRIL 18, 2000.

PROPOSAL II APPROVAL TO CHANGE AUDITORS.

INDEPENDENT ACCOUNTANTS

The Board of Directors has selected Bernstein, Pinchuk and Kaminsky. LLP as the Company's independent public accountant for the fiscal year ended

June 30, 1999 and has further directed that management submit the selection of independent public accountants for ratification by the stockholders by written consents.

Stockholder ratification of the selection of Bernstein, Pinchuk and Kaminsky.

LLP as the Company's independent public accountants is not required by the

Company's by-laws or otherwise and the Company has begun using some of their services. The Board of Directors is submitting the selection of

Bernstein, Pinchuk and Kaminsky. LLP to the stockholders for ratification as a matter of good corporate practice. In the event the stockholders fail to ratify the selection, the Board of Directors will reconsider whether to retain that firm. Even if the selection is ratified, the Board of Directors in its discretion may direct the appointment of a different independent accounting firm any time during the year if the Board of Directors decides that such a change could be in the best interests of the Company and its stockholders.

The affirmative vote of the holders of a majority of the outstanding shares will be required to ratify the selection of Bernstein, Pinchuk and Kaminsky. LLP.

THE COMPANY HAS RECEIVED VOTES EQUALING 64.7% OR

19,180,500 SHARES THAT HAVE BEEN VOTED FOR THE APPROVAL

OF THE CHANGE OF THE COMPANY?S AUDITORS TO Bernstein,

Pinchuk and Kaminsky. LLP., AND SUCH AMENDMENT SHALL

BECOME EFFECTIVE APRIL 18, 2000

PROPOSAL III NAME CHANGE

The Board of Directors has approved an amendment to the Company's

Certificate of Incorporation to change the name of the Company to AOXY,

Inc. Currently, the Company has no business operations. The Company's current name was adopted in 1985 when the Company was focused on applications of its technology which it has since disposed of or otherwise abandoned. The Board of Directors believes it would be more appropriate for the Company to utilize a corporate name which more accurately describes the current focus of the Company. The current strategic focus of the Company is to seek out new operations through merger, acquisition, sale or purchase.

The Company believes that it will incur certain out of pocket expenses in connection with the name change, although such expenses are not expected to exceed $5,000.

The Name Change will be affected by amending and restating Article 1 of the

Company's Certificate of Incorporation to read as follows:

?The Name of the expiration is AOXY, Inc.?

The above amendment to the Certificate of Incorporation will be filed with the

Secretary of State of the State of Delaware, and the Name Change will become effective as of 5:00 p.m. Eastern Time, on the date of such filing (the

?Effective Date?). It is expected that such filing will take place on the date of March 8, 1998, or shortly thereafter.

PURPOSES OF THE AMENDMENT

The Board of Directors feel that the name Advanced Oxygen

Technologies, Inc. no longer validly represents the Companies business and feels that going forward the Name AOXY, Inc. will allow the Company to pursue business activities without prejudice r other association to industry.

THE COMPANY HAS RECEIVED VOTES EQUALING 64.7% OR

19,180,500 SHARES THAT HAVE BEEN VOTED FOR THE APPROVAL

OF THE AMENDMENT AND RESTATEMENT OF THE COMPANY'S

ARTICLES OF INCORPORATION AND SUCH AMENDMENT SHALL

BECOME EFFECTIVE APRIL 18, 2000.

By order of the Board of Directors

/s/Robert E. Wolfe/s/

President and Chief Executive Officer

/s/Joseph N. Noll/s/

Secretary

ADVANCED OXYGEN TECHNOLOGIES, INC.

BOARD OF DIRECTORS PROXY FOR ANNUAL MEETING

APRIL 18, 2000

THIS PROXY IS SOLICITED ON BEHALF

OF THE BOARD OF DIRECTORS OF

ADVANCED OXYGEN TECHNOLOGIES, INC.

The undersigned hereby appoints Robert E. Wolfe and Joseph N. Noll, and each of them, attorneys and proxies with full power of substitution in each of them, in the name, place and stead of the undersigned to vote as proxy all the Common Shares, par value $.01 per share, of the undersigned in

Advanced Oxygen Technologies, Inc. (the "Company") which the undersigned is entitled to vote at the Annual Meeting of Shareholders of the

Company to be held on April 18, 2000, and at any and all adjournments thereof.

(To be Signed on Reverse Side)

See Reverse

Side

THE VOTING PAGE FOR ADVANCED OXYGEN

TECHNOLOGIES, INC

[ X ] PLEASE MARK VOTES AS IN THIS EXAMPLE.

1. APPROVAL OF THE AMENDMENT AND RESTATEMENT OF THE COMPANY'S

RESTATED ARTICLES OF INCORPORATION TO INCREASE THE COMPANY'S

AUTHORIZED COMMON SHARES FROM 30,000,000 TO 90,000,000 SHARES.

FOR AGAINST ABSTAIN

[ ] [ ] [ ]

2. PROPOSAL TO RATIFY THE COMPANY?S AUDITORS AS BERNSTEIN, PINCHUK

AND KAMINSKY, LLP AS INDEPENDENT PUBLIC ACCOUNTANTS..

FOR AGAINST ABSTAIN

[ ] [ ] [ ]

3. APPROVAL OF THE AMENDMENT AND RESTATEMENT OF THE COMPANY'S

RESTATED ARTICLES OF INCORPORATION TO CHANGE THE NAME TO AOXY,

INCORPORATED.

FOR AGAINST ABSTAIN

[ ] [ ] [ ]

THE SHARES REPRESENTED BY THIS PROXY WILL BE VOTED

IN ACCORDANCE WITH THE SPECIFICATIONS MADE HEREIN.

THE SHARES REPRESENTED BY THIS PROXY WILL BE VOTED

FOR PROPOSALS 1, 2, AND 3. IF NO INSTRUCTIONS TO THE

CONTRARY ARE INDICATED OR IF NO INSTRUCTION IS

GIVEN.

PLEASE DATE, SIGN AND RETURN THIS PROXY PROMPTLY IN

THE ENCLOSED ENVELOPE.

NAME (COMPANY)

NUMBER OF SHARES OWNED

CERTIFICATE NUMBERS (IF APPLICABLE)

SIGNATURE(S) DATE:

, 2000

SIGNATURE(S) DATE:

, 2000

(NOTE: PLEASE SIGN EXACTLY AS NAME APPEARS HEREON, EXECUTORS,

ADMINISTRATORS, ATTORNEYS, GUARDIANS, TRUSTEES, ETC. SHOULD SO INDICATE WHEN

SIGNING, GIVING FULL TITLE AS SUCH. IF SIGNER IS A CORPORATION, EXECUTE IN FULL

CORPORATE NAME BY AUTHORIZED OFFICER IF SHARES ARE HELD IN THE NAME OF TWO

OR MORE PERSONS, ALL SHOULD SIGN.)

EXHIBIT A

--------------------------------------

RESTATED ARTICLES OF INCORPORATION

FOR USE BY DOMESTIC PROFIT CORPORATIONS

(PLEASE READ INFORMATION AND INSTRUCTIONS ON THE LAST PAGE)

RESTATED CERTIFICATE OF INCORPORATION

OF

ADVANCED OXYGEN TECHNOLOGIES, INC.

1. The name of the corporation is AOXY, Inc.; the corporation was originally incorporated under the name Imperial Manufacturing

Corporation. The original certificate of incorporation was filed with the

Secretary of State of the State of Delaware on the 26th day of February 1981.

This restated certificate has been duly adopted pursuant to Section 245 of the

General Corporation Law of the State of Delaware and only restates and integrates and does not further amend and provisions of the corporation's certificate of incorporation as heretofore amended, and there is no discrepancy between those provisions and the provisions of this restated certificate.

2. The address of its registered office in the State of Delaware is

1209 Orange Street, in the city of Wilmington, County of New Castle. The name of its registered agent at such address is The Corporation Trust

Company.

3. The nature of the business or purposes to be conducted or promoted is: To engage in any lawful act or activity for which corporations may be organized under the General Corporation Law of Delaware.

4. (a) The total number of shares of stock which the corporation shall have authority to issue is one hundred million (100,000,000) shares, of which ninety million (90,000,000) shares, of the par value of one cent ($.01),

shall be common shares, amounting in the aggregate to nine hundred thousand dollars ($900,000.00), and ten million (10,0000,000) shares, of the par value of one cent ($.01) shall be preferred shares, amounting in the aggregate to one hundred thousand dollars ($100,000.00).

(b) The corporation may issue any class of preferred shares in series.

The Board of Directors shall have authority to establish and designate series and to fix the number of shares included in the relative rights, preferences and limitations as between series, provided that when the stated dividends and amounts payable on liquidation are not paid in full, and in any distribution of assets other than by way of dividends in accordance with the sums payable were discharged in full. Shares of each such series from shares of all other series.

5. The corporation is to have perpetual existence.

6. In furtherance and not in limitation of the powers conferred by statute, the board of directors is expressly authorized to make, alter or repeal the by-laws of the corporation.

7. Meetings of stockholders may be held within or without the

State Of Delaware, as the by-laws may provide. The books of the corporation may be kept (subject to any provisions contained in the statues) outside the

State of Delaware at such place or places as may be designated from time to time by the board of directors or in the by-laws of the corporation. Elections of directors need not be by written ballot unless the by-laws of the corporation shall so provide.

8. Whenever a compromise or arrangement is proposed between

this corporation and its creditors or any class of them and/or between this corporation and its stockholders or any class of them, any court of equitable jurisdiction within the State of Delaware may, on the application in a summary way of this corporation or of any creditors or stockholders thereof or on the application of any receiver or receivers appointed for this corporation under the provisions of Section 291 of Title 8 of the Delaware Code or on the

application of trustees in dissolution or of any receiver or receivers appointed for this corporation under the provisions of Section 279 of Title 8 of the

Delaware Code order a meeting of the creditors or class of creditors, and/or of the stockholders or class of stockholders of this corporation, as the case may be, to be summoned in such manner as the said court directs. If a majority in number representing three-fourths in value of the creditors or class of creditors, and/or of the stockholders or class of stockholders of this corporation, as the case may be, agree to any compromise or arrangement and to any reorganization of this corporation as a consequence of such compromise or arrangement, the said compromise or arrangement and the said reorganization shall, if sanctioned by the court to which the said application has been made, be binding on all the creditors or class of creditors, and/or on all the stockholders or class of stockholders, of this corporation, as the case may be, and also on this corporation.

9. The corporation reserves the right to amend, alter, change or repeal any provisions contained in this certificate of incorporation, in the manner now or hereafter prescribed by statue, and all rights conferred upon stockholders herein are granted subject to this reservation.

IN WITNESS WHEREOF, ADVANCED OXYGEN

TECHNOLOGIES, INC.> has caused its corporate seal to be hereunto affixed sand this certificate shall be signed by Robert E. Wolfe, its President,

and shall be attested by Joseph N. Noll, its Secretary, this 18th day of April,

2000.

Advanced Oxygen Technologies, Inc.

BY:

/s/ Robert E. Wolfe /s/

President

Attest:

/s/ Joseph N. Noll /s/

Secretary

EXHIBIT B

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

Clarita.

SETTLED MATTERS:

1. On September 09, 1998 the Company appeared before the

Santa Clarita County small claims court to represent itself

in a motion ("Motion") filed by a plaintiff, Alpha Graphics,

against John Teuber for a judgment on July 06, 1998

from a case filed May 29,1998, to be amended to the

Company. The Motion was denied and the judgment was

not amended to reflect the Company as a defendant.

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

FORWARD LOOKING STATEMENTS

Certain statements contained in this report, including statements concerning the Company's future and financing requirements, the Company's ability to obtain market acceptance of its products and the competitive market for sales of small production business? and other statements contained herein regarding matters that are not historical facts, are forward looking statements; actual results may differ materially from those set forth in the forward looking statements, which statements involve risks and uncertainties, including without limitation to those risks and uncertainties set forth in any of the

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

ITEM 7. FINANCIAL STATEMENTS

ADVANCED OXYGEN TECHNOLOGIES, INC. FINANCIAL STATEMENTS;




Advanced Oxygen Technologies Inc.

Balance Sheet for the year ending

June 30, 1999

Assets

1999 1998

Current Assets

Cash (56,835)

54,057

Receivables 161,064

61,203

Allowance for Doubtful Accounts(1,295) 0

Database Management Receivables 0

15,315

A/R Reserve 0 (45,554)

Inventory 3,525

6,759

Total Current Assets $62,200

$136,039

Property and Equipment

Furniture and Fixtures 31,869

31,869

Office Equipment 17,882

17,882

Equipment 98,858

98,858

Capitalized Equipment 25,406

125,352

Other Depreciable Property 911,391

911,391

Accumulated Depreciation (187,887) (84,438)

Total Property and Equipment

$997,465 $1,000,968

Other Assets

Deposits 0

4,093

Total Other Assets $0

$4,093

Total Assets $1,137,59 7

$1,063,168

Liabilities and Capital

Current Liabilities

Accounts Payable 66,490

179,930

Accrued Expenses 0 41,305

Sales Tax Payable 1,649

2,577

Health Care Contributions 1,351

5,894

Due to Employees 0

6,375

Federal payroll Taxes Payable 27,161

46,546

State Payroll Taxes payable 1,641

5,436

SUTA Tax payable (140) (220)

IMA Short Term Note (1,800) 0

State Taxes Payable 800 800

Payable to Client 0 61,418

Deferred Commission Income 0 7,681

Total Current Liabilities

$245,617 $209,276

Long Term Liabilities

Note Payable Olsen 0 1,741

Capital Leases Obligation 23,637

123,583

NOTE Payable Crossfield 17,925

20,199

Note payable IMA 0 528,466

Other Long Term Liabilities 0

11,886

401k T Account 15,001

58,226

Total Long Term Liabilities 586,770

213,895

Total Liabilities

$459,512 $796,046

Capital

Beginning Balance Equity 16,700

16,700

Preferred Stock 50 50

Common Stock 296,403

296,403

Paid in Capital 20,398,63 1

20,398,631

Retained Earnings (20,444,6 62)(20,187,362)

Net Income (257,300)

410,963

Total Capital

$678,085 $267,122

Total Liabilities & Capital

1,137,597 1,063,168



STATEMENT OF OPERATIONS




Advanced Oxygen Technologies Inc.

Income Statement for the year ending

June 30, 1999

1999 1998

Revenues

Service Fees 0.00

1,395.00

Consulting

105,895.43 50,000.00

CA Registrations

346,234.17 9,799.01

CD Sales

142,617.46 150,726.70

Sponsor Sales

32,602.00 10,995.00

Client Contracts

12,190.19 58,434.05

Database Management 225.00

32,515.71

Commissions

69,099.00 31,254.00

Total Revenues

741,153.96 312,828.76

Cost of Sales

Cost of Product

10,681.24 12,709.00

Freight (5,387.90) 0.00

Other 0.00

2,113.78

Independent Contract commissions

42,864.77 105,647.00

Royalties 0.22

16,008.53

Show Fees 0.00

110,000.00

Amortization 0.00

75,949.00

Returns and Allowances 510.00 0.00

Total Cost of Sales

64,694.24 306,419.00

Gross Profit

676,459.72 6,409.76

Expenses

IC Reimbursable Expense 274.00 91.50

Advertising Expense (4,992.54)

2,382.59

Accounting/Professional Fee32,952.50 4,107.30

Auto Expense 248.10

1,049.52

Bad Debt Expense (45,554.00)

50,554.00

Bank Charges

17,024.48 2,487.35

Closing Costs

26,910.15 54,664.73

Commissions and Fees Expense

2,570.74 183,951.00

Consulting Expense 0.00

3,000.00

Credit Card Charges (1,076.05) 0.00

Depreciation Expense

103,449.18 8,488.92

Dues and Subscriptions (2,138.70)

1,756.19

Employee Benefits 48.50

3,001.23

Freight 282.08 726.00

Interest Expense

28,252.07 8,857.92

Cleaning Expense 977.99

2,024.13

Legal & Professional Expense(26,117.32)

57,930.12

Maintenance Expense 718.00 45.99

Management Expenses 0.00 433.92

Moving Expense 996.36 48.47

Meal & Entertainment Expense 973.43

1,557.27

Misc. Expense 0.00

16,875.00

Office Expense 951.64

2,905.93

Other Taxes 0.00 193.05

Payroll Tax Expense

16,949.81 4,017.82

Postage Expense

6,002.06 3,313.00

Printing and Reproduction

16,528.58 7,612.65

Professional Development 0.00 32.45

Professional Salaries Billable 40.00 0.00

Share/Transfer Agent expense

1,785.00 5,270.00

Professional 706.75 411.05

Salaries-Non Billable

Rent/Lease Expense

37,292.96 20,848.00

Computer & Equipment leases

40,962.23 12,236.85

Repairs Expense 550.00 0.00

Transcribing Expense

35,587.74 14,290.00

Salaries Expense

114,824.76 59,110.62

Employee Commission Expenses

9,372.00 1,491.02

Subcontract Fees

18,444.20 2,952.20

Temporary Employment 0.00 317.75

Supplies Expense

2,554.60 2,362.59

Computer Software Upgrades 726.36

3,651.61

Telephone Expense

53,505.99 18,193.64

Travel Expense

15,966.78 11,821.00

Utilities Expense

5,658.02 4,585.03

Wages Expense

72,231.74 9,989.90

Overtime Wage Expense 146.25 0.00

Other Expenses 464.54 360.00

State Tax Provision 0.00 800.00

Total Expenses

595,852.89 581,997.40

Extraordinary Income

Bad Receivables Income (201,629.62) 0.00

Commission Income 0.00

8,000.00

Interest Income 108.41 0.00

Other Income

5,914.26 17,187.50

12/97 Forgiveness off Debt 0.00

286,374.00

1/29/99 Forgiveness 0.00

of Debt 521,894.11

Shipping Charges Reimbursed

4069.35 6,726.00

Total Extraordinary Income

$830,357 $318,288

Net Income ($257,300)

$410,963



STATEMENT OF CASH FLOW




Advanced Oxygen Technologies Inc.

Statement of Cash Flow

June 30, 1999

1999

CASH FLOWS FROM OPERATING ACTIVITIES

NET INCOME

410,963.32

Adjustments to reconcile

net income to Net

Cash by operating activities

Accum. Depreciation

103449.18

Accounts Receivable

99,860.77

Allowance for Doubtful accounts 1,295.00

Database Management Receivable(15,315.33)

A/R Reserve (45,554.00)

Inventory (3,234.03)

Accounts Payable

113,439.64

Accrued Expenses (41,305.00)

Sales Tax Payable 928.40

Health Care Contributions 4,543.12

Due to Employees 6,374.59

Federal Payroll Taxes Payable

19,384.72

State Payroll Taxes Payable 3,794.87

SUTA Tax Payable 79.75

IMA Short Term Note Payable (1,800.00)

Payable to Clients (61,418.00)

Deferred Commission Income (7,681.00)

Total Adjustments

176,842.68

Net Cash Provided By Operations

587,806.00

CASH FLOWS FROM INVESTING ACTIVITIES

Used For::

Capitalized Equipment (99,946.40)

Deposits (4,092.50)

Net Cash used in investing (104,038.90)

Cash Flows from Financing activities

Proceeds From:

Capital Leases Obligation

99,946.40

Notes Payable Jens Olsen 8,400.00

Note Payable Crossfield

23,273.75

Other Long Term Liabilities 1,259.45

401K T account

58,226.45

Preferred Stock

10,000.00

Used For:

Notes Payable Olsen (10,140.50)

Notes Payable Crossfield (21,000.00)

Note Payable IMA (528,466.48)

Other Long Term Liabilities (4,374.50)

Preferred Stock (10,000.00)

Net Cash used in Financing (372,875.43)

Net Increase (decrease) in cash

110,891.67

Summary:

Cash Balance at End of Period

54,057.09

Cash Balance at Beginning 6,098.94

of Period

Net Increase (decrease) in cash

60,156.03



STATEMENT OF SHAREHOLDER?S EQUITY




Advanced Oxygen Technologies Inc.

Statement of Shareholder's Equity

For the Year ended June 30, 1999

BalancePurchase of Balance

IMA Note

June And Preferred SharesNet IncomeJune 30, 1999

30, 1998

Shares 5,000 5,000

Preferred StockSeries 2

Amount $50 $50

Shares (1,670,000) 0

Series 3 1,670,000

Amount $16,700 $16,700

Shares 2 2

Series 4

Amount $0 $0

Shares 1 1

Series 5

Amount $0 $0

Treasury StockPreferredShares 0 1,670,000

1,670,000

Amount $0 $0

Common Stock Shares

29,640,252 29,640,252

Amount $296,403

$296,403

Paid InCapital

Additional $20,398,631 $20,398,631

Deficit ($20,187,362) ($19,276,399)

Accumulated 410,963

(257,300) $678,085

Total



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

Executive Compensation




Name Yr Salary Bonus Other RestrictedAwardsLTIPAll Other

Compen- Pay Security

sation outs

Harry ?99 0 0 0 0 0 0 0

Edelson

Robert ?99 0 0 0 0 0 0 0

Wolfe



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




Name # Securities % of Total Exercise PriceExpiration Date

underlying Options to

Option Employer

Harry Edelson0 0 n/a n/a

Robert Wolfe 0 0 n/a n/a



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

$.01 per share if the average closing price of the common stock during the

10 trading days immediately prior to March 1, 2000 is equal to or greater than

$0.66 per share or (b) 1 ? shares of common stock if the average closing price of the common stock during the 10 trading days immediately prior to

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

n) Employment Agreement, John Teuber, incorporated by reference to the

Registrant's report on form 8-K dated March 09, 1998 as Exhibit F

o) Employment Agreement, Nancy Gaylord, dated March 13, 1998 attached hereto as Exhibit 1

p) America United Lease, dated September 23, 1998 incorporated by reference to the Registrant?s report form 10-QSB dated November 16, 1998

q) NEC Lease, date November 10, 1998, incorporated by reference to the

Registrant?s report form 10-QSB dated January 28, 1999 as Exhibit I.

r) Purchase Agreement of 1/29/99, dated January 29, 1999, incorporated by reference to the Registrant?s report form 8-K dated February 17, 1999 as

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

</TEXT>

</DOCUMENT>

</SEC-DOCUMENT>

-----END PRIVACY-ENHANCED MESSAGE-----