Form 10QSB
period 2000-09-30
ADVANCED OXYGEN TECHNOLOGIES INC
filed 2000-11-15
CIK 352991

U.S. SECURITIES AND EXCHANGE COMMISSION
           Washington, D.C. 20549
                 FORM 10-QSB

(x)QUARTERLY REPORT PURSUANT TO SECTION 13
OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF
                   1934

For the quarterly period ended September
                  30, 2000

( )TRANSITION REPORT PURSUANT TO SECTION 13
              OR 15 (d) OF THE
SECURITIES EXCHANGE ACT COMMISSION OF 1934
for the Transition period September 30, 2000

        Commission file number 0-9951

     ADVANCED OXYGEN TECHNOLOGIES, INC.
     ----------------------------------
  (Exact name of small business issuer as
          specified in its charter)

             Delaware91-1143622
             ------------------
(State of Incorporation)(IRS Employer
             Identification No.)

26883 Ruether Avenue, Santa Clarita, CA 91351
---------------------------------------------
  (Address of principal executive offices)

               (661)-298-3333
               --------------
         (Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filled by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No

The number of shares of common stock
outstanding as of September 30, 2000 was 29,640,252.

Transitional Small Business Disclosure
Format (check one):Yes( ) No( X )



     ADVANCED OXYGEN TECHNOLOGIES, INC.
                    INDEX


PART 1: FINANCIAL INFORMATION. . . . . . . .3
      Item I: Financial Statements                     . . . . .3
            Balance Sheet                           . . . . . . . . . .3
            Income Statement                        . . . . . . . .4
            Statement of Cash Flow                    . . . . .5
            Statement of Changes                      . . . . . .6
      Item 2: Management's Discussion and
            Analysis of Financial Condition
            and Results of Operations. . . . . . . . . . . . . .6

PART II.                               . . . . . . . . . . . . . . . . . .8
      Item 1: Legal Proceedings                    . . . . . . .8
      SIGNATURE                        . . . . . . . . . . . . . . .8



                    PART 1: FINANCIAL
INFORMATION

Item I: Financial Statements for the three months ending September 30, 2000. (Un-audited)

Balance Sheet, September 30, 2000
Current Assets
Cash ......................                          43.96
Accounts Receivable .......          31,097.69
Inventory .................                  13,122.15
                                      ==============
Total Current Assets ......          44,263.80

Property and Equipment
Furniture and Fixtures ....          31,869.00
Office Equipment ..........          17,882.00
Equipment .................              98,858.00
Capitalized Equipment .....        25,406.00
Other Depreciable Property     911,391.00
Accum. Depreciation .......     (853,875.93)
                                      ==============
Total Property & Equipment   231,530.07

Other Assets
Deposits ..................           4,092.50
                                ==============
Total Other Assets ........     4,092.50
                                ==============
Total Assets ..............      279,886.37

Liabilities and Capital
Current Liabilities
Accounts Payable ..........         200,243.35
Sales Tax Payable .........             2,669.94
Health Care Contributions .         5,894.06
Due to Employees ..........            6,374.59
Federal Payroll Taxes .....          27,636.85
State payroll Taxes .......              6,037.90
SUTA Tax ..................                 (119.86)
State Tax Payable .........              3,960.00
                                         ==============
Total Current Liabilities .         246,802.77


Long Term Liabilities
Note Payable, Crossfield ..         202,524.38
Other Long Term Liabilities         11,886.00
                                          ==============
Total Long Term Liabilities      214,410.38

Total Liabilities .........               461,213.15

Capital
Beginning Balance Equity ..       16,700.00
Preferred Stock ...........                      50.00
Common Stock ..............          296,403.00
Paid-In Capital ...........         20,398,631.00
Retained Earnings .........     (20,798,431.51)
Treasury Stock  ..........                 (7,284.00)
Net Income ................               (87,395.27)
Total Capital ........              (181,326.78)
                                ==============
Total Liabilities & Capital     79,886.37


Income Statement, Three Months Ending
September 30, 2000
Revenues
Database Management .      27,282.73
                                         =========
Total Revenues ......            27,282.73

Cost of Sales .......                    0.00
                                          =========
Gross Profit ........               27,282.73

Expenses
Auto Expenses .......            1,788.51
Depreciation Expense       93,932.01
Hotel Expenses.......            1,202.56
Meals & Entertainment      1,717.24
Payroll Tax Expenses         4,321.89
Postage .............                    233.74
Rent ................                 12,825.00
Office Expense.......               860.03
Telephone ...........               1,384.86
Travel ..............                     309.95
Software  ...........                   133.55
Other ...............                      290.55
                                    ==========
Total Expenses ......         114,678.00

Net Income ..........           (87,395.27)

Statement of Cash Flow
For the Three Months Ended September 30, 2000


Cash Flows from Operations

Net Income ................        (87,395.27)

Adjustments to reconcile income to net cash

Accum. Depreciation .........93,932.01
Accounts Receivable ...........
(26,377.16)
Accounts Payable ..............     290.55
                                    =========
Total Adjustments ............ 67,845.40

Net Cash Provided by Operations
(19,549.87)


Cash Flows from Financing
Proceeds from:
Note Payable Crossfield ....... 20,455.44
Used For:
Note Payable Crossfield, Inc. .(905.57)
Net Cash used in financing .....19,549.87
                                                =========
Net increase (decrease) in cash.   0.00


Cash Balance at End of period ..43.96
Beginning Cash Balance .....      43.96

Net Increase (decrease) .......         0.00
in Cash


Statement of Changes in Financial Position
For the three months ended September 30, 2000

Sources of Working Capital
Net Income ...............                       ( 87,395.27)
Add Backs not requiring working capital

Accum. Depreciation ...........             93,932.01
Working Capital from Operations .     6,536.74

Other Sources:
Note Payable Crossfield .......            20,455.44
Total Sources ..............                     26,992.18

Use of Working Capital
Note Payable Crossfield .....                 (905.57)

    =========
Net Changes .................                 26,086.61

Analysis of components
Increase (decrease) in Current Assets

Receivables ...............    .              26,377.16

(Increase) decrease in Current Liabilities

Accounts Payable ..............             (290.55)
Net Change ..................                26,086.61


ITEM 2: MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS.

On March 9, 1998, pursuant to an Agreement for Purchase and Sale of Specified Business
Assets ("Purchase Agreement"), a Promissory
Note ("Note"),and a Security Agreement
("Security Agreement") all dated March 9,
1998, Advanced Oxygen Technologies,
Inc.(the "Company") purchased certain
tangible and intangible assets (the
"Assets") including goodwill and rights
under certain contracts, from Integrated
Marketing Agency, Inc., a California
Corporation ("IMA").

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

The location in Santa Clarita, CA is the location for operations. Currently these facilities are only being used for administrative purposes and the Company's sales staff has been eliminated. Current sales are out-sourced through Walter Karl
Inc. and Dunn & Bradstreet (see below). The
Company derives its revenues mainly from database management.

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

The Company also sells educational CD-ROMS.
The content of the CD-ROMS is derived from conferences, held by clients of the Company. All CD's are in HTML format and are directly linked to the Internet sites of AOXY and the Client.

Acquisition Efforts:

The Company continues it efforts to raise capital to support operations and growth, and is actively searching acquisition or merger with another company that would compliment AOXY or increase its earnings potential. The Company has been in discussion with Companies looking to be acquired. AOXY has not negotiated any terms nor proposed any acquisition of any of these companies. In addition, the Company is in discussion with potential lending institutions to assist in financing any proposed acquisition. The Company expects difficulty in financing the growth of the increased business or acquisition and has been concentrating on raising capital and/or obtaining a line of credit.

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

No Reports on Form 8-K were filed in this period.

SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 10, 2000

/s/ Robert E. Wolfe /s/
------------------------------------------
Robert E. Wolfe, Chairman of the Board and
Chief Executive Officer and Principal
Financial Officer