Form 10QSB
period 2000-12-31
ADVANCED OXYGEN TECHNOLOGIES INC
filed 2001-02-15
CIK 352991

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2000

( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT COMMISSION OF 1934
for the Transition period December 31, 2000

Commission file number 0-9951

ADVANCED OXYGEN TECHNOLOGIES, INC.
-------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

Delaware                                               91-1143622
-----------------------                              ----------------------
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

The number of shares of common stock outstanding as of December 31, 2000 was 29,640,252.
Transitional Small Business Disclosure Format (check one): Yes( ) No( X )

ADVANCED OXYGEN TECHNOLOGIES, INC.

INDEX
PART 1: FINANCIAL INFORMATION 3

Item I: Financial Statements                                     3
Balance Sheet                                                          3
Income Statement                                                    4
Statement of Cash Flow                                           5
Statement of Changes                                               6

Item 2: Management's Discussion and Analysis
of Financial Condition and Results of Operations.      6

PART II 8
Item 1: Legal Proceedings                                          8

SIGNATURE 8

PART 1: FINANCIAL INFORMATION

Item I: Financial Statements for the three months ending December 31, 2000. (Un-audited)
Balance Sheet, December 31, 2000	3 Months
Current Assets
Cash	43.96
Receivables	24,719.26
Inventory	13,102.15
Total Current Assets	35,590.37

Property and equipment
Furniture and Fixtures	31,869.00
Office Equipment	17,882.00
Equipment	98,585.00
Capitalized Equipment	25,406.00
Other Depreciable Property	911,391.00
Accumulated Depreciation	(947,807.94)
Total Property - Equipment	137,598.06

Other Assets, Deposits	4,092.50

Total Assets	178,280.93

Liabilities and Capital
Current Liabilities
Accounts Payable	219,120.02
Sales Tax Payable	2,669.94
Wages Payable	6,374.59
Federal Payroll taxes	27,636.85
State Payroll Taxes payable	6,037.90
SUTA Payable	(119.86)
State Tax Payable	3,960.00
Total Current Liabilities	265,679.44

Long Term Liabilities
Note Payable, Crossfield	72,861.31
Other Long Term Liabilities	11,886.00
Total Long Term Liabilities	84,747.31

Capital
Beginning Balance Equity	16,700.00
Preferred Stock	50,000.00
Common Stock	326,403.00
Paid in Capital	20,493,631.00
Retained Earnings	(20,798,431.51)
Treasury Stock	(7,284.00)
Net Income	(203,214.31)
Total Capital	(172,145.82)

Total Liabilities and Capital	178,280.93

Income Statement	3 Months
Revenues
Database Management	9,871.58
Total Revenues	9,871.58

Cost of Sales	0.00

Gross Profit	9,871.58

Expenses
Accounting Professional	5,938.00
Auto	486.71
Depreciation	93,932.01
Dues and subscriptions	113.67
Employee Benefits	1,957.24
Freight	931.00
Hotels	493.93
Cleaning	13.50
Travel- Meals and entertainment	756.50
Office Expense	5,136.33
Postage	216.80
rent	12,825.00
Telephone	722.50
Travel	2,143.82
Total Expenses	125,667.01

Net Income	(115,795.43)

Statement of Cash Flow	3 Months

Cash flow from operating activities
Net Income	(115,795.43)

Adjustments to reconcile net income to cash provided by operations
Accumulated Depreciation	93,932.01
Accounts Receivable	7,649.82
Accounts Payable	18,876.67
total Adjustments	120,458.50

Net Cash provided by operations	4,663.07

Cash Flows from financing
Proceeds from :
Note Payable Crossfield	12,858.33
Common Stock	30,000.00
Paid-in Capital	95,000.00

Used For:
Note Payable Crossfield	(142,521.07)
Net Cash used in Financing	(46,663.07)

Net Increase (decrease) in cash	0.00

Statement of Changes in Financial Position	3 Months

Source of Working Capital
Net Income	(115,795.43)
Add Backs not requiring working capital
Depreciation	93,932.01

Working capital from operations	(21,863.42)

Other Sources
Note Payable Crossfield	12,858.33
Common Stock	30,000.00
Paid in Capital	95,000.00
Total Sources	115,994.91

Uses of Working Capital
Note Payable Crossfield	(142,521.07)
Total Uses	(142,521.40)

Net change	(26,526.49)

Analysis of components of change
Increase (decrease) in Current Assets
Accounts Receivable	(7,649.82)
(Increase) decrease in Current Liabilities
Accounts payable	(18,876.67

Net Change	(26,526.49)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

On March 9, 1998, pursuant to an Agreement for Purchase and Sale of Specified Business Assets ("Purchase Agreement"), a Promissory Note ("Note"),and a Security Agreement ("Security Agreement") all dated March 9, 1998, Advanced Oxygen Technologies, Inc. (the "Company") purchased certain tangible and intangible assets (the "Assets") including goodwill and rights under certain contracts, from Integrated Marketing Agency, Inc., a California Corporation ("IMA").

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

On January 29, 1999, pursuant to the Purchase Agreement of 1/28/99, Advanced Oxygen Technologies, Inc. ("AOXY") purchased 1,670,000 shares of convertible preferred stock of Advanced Oxygen Technologies, Inc. ("STOCK") and a $550,000 promissory note issued by Advanced Oxygen Technologies, Inc. ("Note") from Integrated Marketing Agency, Inc. ("IMA"). The terms of the Purchase Agreement were: AOXY paid $15,000 to IMA, assumed a Citicorp Computer Equipment Lease, #010-0031648-001 from IMA, delivered to IMA certain tangible business property (as listed in Exhibit A of the Purchase Agreement), executed a one year $5,000 promissory note with IMA, and delivered to IMA a Request For Dismissal of case #PS003684 (restraining order) filed in Los Angeles county superior court. IMA sold, transferred, and delivered to AOXY the Stock and the Note. IMA sold, transferred, assigned and delivered the Note and the Stock to AOXY, executed documents with Citicorp Leasing, Inc. to effectuate an express assumption by AOXY of the obligation under lease #010-0031648-001 in the amount of $44,811.26, executed a UCC2 filing releasing UCC-1 filing #9807560696 filed by IMA on March 13, 1998, and delivered such documents as required. In addition, both IMA and AOXY provided mutual liability releases for the other.

On December 31, 2000, AOXY entered into an agreement with Eastern Star, Ltd and BaldwinContstruction Co. (the "Purchasers") whereby  the Purchasers will buy three million shares of capital stock of AOXY for one hundred and twenty five thousand dollars pursuant to a purchase agreement (the "Purchase Agreement") contained herein as Exhibit A.

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

Item 6. Exhibits and Reports on Form 8-K

Exhibit A: Purchase Agreement dated December 31, 2000 for the purchase and sale of three million shares of capital stock of Advanced Oxygen Technologies, Inc.

No Reports on Form 8-K were filed in this period.

SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 12, 2000

/s/ Robert E. Wolfe /s/
------------------------------------------
Robert E. Wolfe, Chairman of the Board and
Chief Executive Officer and Principal
Financial Officer

EXHIBIT A

 PURCHASE AGREEMENT

  THIS AGREEMENT made as of the 31st day of December, 2000, (herein, together with the Schedules attached hereto, referred to as "Agreement") by and among the persons listed on Schedule 1 hereto  (herein referred to collectively as "Purchasers" and each a "Purchaser") and AOXY Inc., formerly named Advanced Oxygen Technologies, Inc. (herein referred to as "Seller").

  In reliance upon the representations and warranties made herein and in consideration of the mutual agreements herein contained the parties hereby agree as follows:

1. SALE AND PURCHASE OF STOCK.

 a. Sale of Stock  to Purchasers.    Seller shall at the closing of the transactions hereinafter provided:

  i. Sell, transfer, assign and deliver to Purchasers an amount of three million (3,000,000) shares (the " Initial Shares") of the capital stock of AOXY, Inc., a Delaware Corporation, ("AOXY") in an amount to each Purchaser as set forth on Schedule 1 hereto.

 b. Consideration for Stock.   In consideration of the sale of the Initial Shares and Option Shares,

  i. Purchasers shall pay at the Closing (herein defined) to Seller for the Initial Shares, the aggregate amount of US$125,000 (the "Initial Purchase Price") in the form of an official bank check or a certified check of the Purchasers payable to the Seller in the amount specified on Schedule 1 and Purchasers shall forgive any debt owed by AOXY to them, if any.

 c. Transactions on the Closing Date

  i. Delivery of Initial Shares.  At the Closing, Seller will deliver to Purchasers stock certificates, representing the shares duly endorsed for transfer with their respective signatures guaranteed in form acceptable to the transfer agent of AOXY; and

  ii. Delivery of Consideration.  At the Closing, Purchasers will deliver to the Seller an official bank check or a certified check of the Purchasers payable to the Seller in the amount of the Purchase Price payable to such Seller as set forth on Schedule 1., and

  iii. Documents.   Each of the documents contemplated by this Agreement.

 d. CLOSING.     The Closing will take place at the offices of Tartaglia Law Offices White Plains, New York,  at 10:00 A.M. on the date of execution and delivery hereof by all of the parties.

2. REPRESENTATIONS AND WARRANTIES OF SELLER.   The Seller, as and for himself or itself, severally and not jointly,  represents and warrants the following to the best of his or its knowledge without independent investigation:

 a. Organization and Standing.

  i. AOXY is a corporation duly organized, validly existing, and in good standing under the laws of the State of Delaware, the State of its incorporation, and is authorized to conduct business in and is in good standing in each jurisdiction in which the character of the properties owned by it or the nature of the business transacted by it makes such license or qualification necessary.

  ii. The certified copies heretofore delivered to AOXY, of the certificate of incorporation, of all licenses to transact business and of the by-laws of AOXY with all amendments to the date hereof are true, complete and correct.

  iii. AOXY has no subsidiaries.

 b.  Capital Stock.

  i. The capital stock of AOXY consists of (A) ninety million (90,000,000) shares of common stock, par value one cent (US $0.01) per share of which twenty nine million, six hundred forty thousand, two hundred and fifty two (29,640,252) shares have been validly issued and are fully paid and are non-assessable and are fully transferable, and (b) ten thousand non issued shares to be issued upon conversion of five thousand shares of Preferred Stock.

  ii. None of the issued and outstanding shares is subject to any voting trust agreement or other agreement relating to the voting thereof.

  iii. No transfer tax will be payable with respect to the issuance of AOXY's stock contemplated hereby.

 c. Stock Ownership.   The Seller shall issue to Purchasers at Closing authorized common stock of AOXY which is free and clear of any encumbrances, liens or restrictions on sale, other than those applicable to restricted securities as defined under the rules and regulations promulgated by the Securities and Exchange Commission.

 d. Validity of Agreement; Authority.   This Agreement has been duly executed and delivered by the Seller and (assuming valid execution and delivery by Purchasers) is a valid and binding obligation, enforceable in accordance with its terms.

 e. Authority to take Action.

  i. The execution and delivery of this Agreement and delivery of the subject shares and the carrying out of the provisions hereof will not contravene any provisions of law, any order, judgment and/or decree of any court or other governmental agency or the Seller's certificate of incorporation, by-laws, charter, partnership agreement, if any, or any indenture, agreement or other instrument to which the Seller is a party or by which the Seller may be bound, or by which any property owned by the Seller may be bound.

  ii. All legal actions required to be taken in connection with this Agreement pursuant to the laws of any State or other governmental authority have been so taken.

 f. Accounts Receivable.   AOXY accounts receivable are indicated in the recent filings of AOXY in the form of 10-QSB and 10-KSB and contained in Exhibit B herein.

 g. Liabilities of AOXY.  AOXY has no liabilities or obligations of any nature other than as indicated in the recent filings of AOXY in the form of 10-QSB and 10-KSB.

 h. No Dividends or Distributions.     Since June 30, 1999, AOXY has not declared, set aside or paid to its stockholder any dividend or other distribution in respect of its capital stock or redeemed or purchased or otherwise acquired any of its capital stock or agreed to take any such action.

 i. Absence of Material Changes or Events.   Except for matters publicly disclosed on (1) AOXY's Proxy Statements in connection with the sale of its oxygen control technology to W.R. Grace ("Grace") in February 1995 and in connection with the change of Articles of the Company, the change of Auditors, and the change of the name; (2) AOXY's Reports on Form 10-KSB with respect to  AOXY's fiscal years ended June 30, through 1999  and (3) AOXY's Reports on Form 10-QSB for the quarters ending September 30, 1999 and December 31, 1999 and AOXY's 8-K's filed prior hereto, copies of which have been heretofore delivered to Seller, since June 30, 1999 there has been no event or condition of any character, materially and adversely affecting AOXY's financial position, assets, liabilities (contingent or otherwise), results of operation, business or business prospects, and AOXY has not:

  i. Incurred any obligation or liability (absolute, accrued, contingent, or otherwise) except in the ordinary course of business or except in connection with the performance of this Agreement;

  ii. Mortgaged, pledged or subjected to lien, charge or other encumbrance, any of its assets, tangible or intangible;

  iii. Sold or transferred any of its assets or canceled any debts or claims, or waived any right of substantial value;

  iv. Made or committed to make any single capital expenditure in excess of five thousand dollars ($5,000.00) or purchased or contracted to purchase any land;

  v. Increased the compensation payable or to become payable by AOXY to any of its officers, employees or agents, or any bonus payment or arrangement made to or with any of them;

  vi. Agreed to modify in any material respect any contract or other instrument to which AOXY is a party;

  vii. Increased or changed the medical insurance provided for the benefit of its employees and their families.

  viii. Increased or changed the amount of disability insurance provided for the benefit of its employees;

  ix. Entered into any transaction other than in the ordinary course of business; or

  x. Made any material change in any method of accounting or any accounting practice.

 j. Title to Property.    AOXY has material assets as indicated in the filings of AOXY in the form of 10-QSB and 10-KSB..

 k. Buildings, Equipment and Motor Vehicles.    AOXY is the owner of buildings, equipment or motor vehicles as indicated in the filings of AOXY in the form of 10-QSB and 10-KSB.

 l. Tax Status.

  i. AOXY has heretofore furnished to Seller true and complete copies of all federal, state, local and foreign income tax returns of AOXY filed for the three (3) years ended June 30, 1995.  Said tax returns of AOXY have not been audited by the applicable taxing authorities.  No agreements made by AOXY for an extension of time for the assessment of any tax are now in effect.  All taxes, including interest and penalties thereon, shown on said tax returns to be due and payable by AOXY, or required to be withheld by AOXY on or before the date hereof, have been paid or fully reserved for and withheld and no formal written claim for any tax, assessment or levy for which AOXY may become liable exists which has not been settled.

  ii. All other taxes, due and payable at the Closing Date, of any kind whatsoever, including, but not limited to, estimated income tax, franchise tax, excise tax, doing business tax, payroll tax, personal property tax, use tax and sales tax are as indicated in the filings of AOXY in the form of 10-QSB and 10-KSB..

 m. Status of Contracts.   Except as reflected in the filings of AOXY in the form of 10-QSB and 10-KSB and its normal course of business, AOXY is not a party to any written or oral (i) contract for the employment of any officer or individual employee, or any pension, profit sharing, bonus, retirement, stock option or similar incentive or deferred compensation plan or arrangement in effect with its officers, employees or others; (ii) continuing contract for the acquisition of real estate or fixed assets; (iii) financing arrangement involving the mortgaging, pledging or other hypothecation of assets or involving borrowing which may not be repaid in part or in full on not more than thirty (30) days' notice with reference to unearned or amortized discount and without premium or penalty; (iv) contract with any labor union; (v) continuing contract for the future purchase of materials or supplies; (vi) contract with any agent, representative or distributor.  True and complete copies of the filings of AOXY in the form of 10-QSB and 10-KSB to Purchaser.

 n.  Status of Leases.    AOXY is not a party to any leases other than as indicated in the filings of AOXY in the form of 10-QSB and 10-KSB.

 o. Directors and Officers; Compensation;.     Schedule 3(o) hereto  contains a true an complete list showing (i) the names of all directors and officers of AOXY; (ii) the names of all persons whose compensation from AOXY for the period beginning July 1, 1999 and ending March 31, 2000 will equal or exceed ten thousand dollars ($10,000.00) together with a statement of the full amount paid or payable to each such person for services rendered or to be rendered in such period and the basis therefor; and (iii) the names of all persons holding powers of attorney from AOXY, and a summary statement of the terms thereof;

 p. Status of Insurance.  AOXY has no insurance.

 q. Permits and Licenses.     AOXY is not required to have permits, licenses, approvals, and authorization of all federal, state, local and foreign authorities.

 r. Litigation.  There is no action, suit, proceeding or investigation pending, or to the knowledge of AOXY threatened, against or affecting AOXY before any court, arbitrator or administrative or governmental body and AOXY is not presently subject to or in default in respect of any order, injunction or decree of any court or government instrumentality other than as indicated in the filings of AOXY in the form of 10-QSB and 10-KSB.

 s. Compliance with Laws.   Except as reflected on Schedule 3(s), AOXY is not in violation of any law, regulation or ordinance which violation would materially and adversely affect it or its operations.

 t. Employee Benefit Plans.  AOXY is not party to any bonus, incentive compensation, profit-sharing, pension, retirement, stock purchase, stock option, deferred compensation, hospitalization, group insurance, death benefit, disability, collective bargaining and other fringe benefit plans, trust agreements, arrangements or commitments other than as indicated in the filings of AOXY in the form of 10-QSB and 10-KSB.

 u. Offer to Buy.  No offer to buy the Shares was made to AOXY by any person in the United States.

 v. Pre-Arranged Transaction.  The transactions contemplated by this Agreement:

  i. have not been pre-arranged with a purchaser who is in the United States or is a US Person; and

  ii. are not part of a plan or scheme to evade the registration provisions of the Securities Act of 1933 (the "1933 Act").

 w. Stop Transfer.  AOXY has not issued, and provided nothing comes to AOXY's attention after the closing date that will cause it to believe in good faith that the issuance of the Shares was in contravention with any United States law, will not issue, any stop transfer order or other order impeding the sale and delivery of the Shares, or any underlying shares except for a stop order restricting the sale of the Shares into the United States or to, or for the account or benefit of, US Persons during the Restricted Period, as hereinafter defined.

3. REPRESENTATIONS AND WARRANTIES OF PURCHASERS.     Each Purchaser, as and for itself or himself, severally and not jointly, represents and warrants the following:

 a. Organization and Standing.

  i. Each corporate Purchaser is  a corporation duly organized, validly existing, and in good standing under the laws of the place of its incorporation.

  ii. The copy heretofore delivered to Seller, of the certificate of incorporation or charter of each corporate Purchaser with all amendments to the date hereof are true, complete and correct.

  iii. Each corporate Purchaser has no subsidiaries, except as set forth on Schedule 4(a).

 b. Validity of Agreement; Authority.   This Agreement has been duly executed and delivered by the Purchasers and (assuming valid execution and delivery by the Seller) is a valid and binding obligation of each Purchaser, enforceable in accordance with its terms.

 c. Authority to take Action.

  i. The execution and delivery of this Agreement and delivery of the subject shares and the carrying out of the provisions hereof will not contravene any provisions of law, any order, judgment and/or decree of any court or other governmental agency or any corporate Purchaser's certificate of incorporation or charter, by-laws or any indenture, agreement or other instrument to which any Purchaser is a party or by which it may be bound, or by which any property owned by it may be bound.

  ii. All corporate and legal actions required to be taken in connection with this Agreement pursuant to the laws of any State or other governmental authority have been so taken.

 d. Compliance with Laws.    No Purchaser has received notice of any violation of any law, regulation or ordinance which violation would materially and adversely affect it or its operations.

 e. Consents.  No Purchaser is required to obtain consent, approval, registration, qualification or filing with any United States federal, state or local government authority or any foreign government authority in connection with such Purchaser's execution of this Agreement or consummation of the transactions contemplated hereby, other than the required filings with the United States Securities and Exchange Commission.

 f. Site and Condition of Sale.  Each Purchaser is not a US Person (as that term is defined in Exhibit A attached hereto).  Each Purchaser acknowledges that AOXY has not solicited this offer to purchase the Shares within the United States and that the sale of the Shares will not take place within the United States (for this purpose, the "United States" means the Unites States of America, its territories and possessions, and any state of the United States and the District of Columbia).  Each Purchaser also acknowledges that the Shares have not been registered under the laws of any other country or jurisdiction and that AOXY takes no responsibility for complying with any such laws.

 g. Investment Purposes.  Each Purchaser is acquiring the Shares for investment, for its own account,  and not with a view to, or for resale in connection with, any distribution of any part thereof.  Each Purchaser acknowledges that the Seller is selling the Shares hereunder in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended (the "Act") which depends upon, among other things, the bona fide nature of the investment intent and accuracy of such Purchaser's representations as expressed herein.  Each Purchaser is able to fend for itself, can bear the economic risk of this investment and has such knowledge and experience in financial or business matters that it can evaluate the merits and risks of the investment.  Each Purchaser is an "accredited investor" within the meaning of Rule 501(a) of Regulation D promulgated under the Securities Act.

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

4. CONDITIONS PRECEDENT TO PURCHASERS' OBLIGATION TO COMPLETE THE TRANSACTION.    The obligation of each Purchaser to consummate the transactions described in Section 1 hereof is subject to the fulfillment of each of the following conditions prior to or at the Closing:

 a. Delivery of Initial Shares.  Each Purchaser shall have received delivery of the Shares as contemplated herein.

 b. Representations and Warranties of Seller.   The representations and warranties made by the Seller herein shall be true and correct in all material respects.

 c. No actions or proceedings.     No action or proceeding shall be pending or threatened on the Closing Date wherein an unfavorable judgment, decree or order would prevent or make unlawful the carrying out of this Agreement or would cause the transaction contemplated by this Agreement to be rescinded or would require a Purchaser to divest itself of the shares to be acquired.

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

5. CONDITIONS PRECEDENT TO SELLER'S OBLIGATION TO COMPLETE THE TRANSACTION.  The obligation of the Seller to consummate the transactions described in Section 1 hereof is subject to the fulfillment of each of the following conditions prior to or at the Closing:

 a. Purchase Price.  The Seller shall have received the purchase price to which each such Seller is entitled hereunder.

 b. Representations and Warranties of Purchasers.    The representations and warranties made by the Purchasers herein shall be true and correct in all material respects.

 c. No actions or proceedings.     No action or proceeding shall be pending or threatened on the Closing Date wherein an unfavorable judgment, decree or order would prevent or make unlawful the carrying out of this Agreement or would cause the transaction contemplated by this Agreement to be rescinded.

6. SURVIVAL OF REPRESENTATIONS AND WARRANTIES.     All representations and warranties contained herein or made in writing by the parties in connection with the transactions contemplated hereby shall survive the execution and delivery of this Agreement and the closing of the transactions contemplated by this Agreement, regardless of any investigation made by or on behalf of the parties or any payment for and acceptance of stock hereunder.  All statements contained in any certificate, list, letter or other instrument delivered by or on behalf of the parties pursuant hereto or in connection with the transactions contemplated hereby (including statements, letters or certificates of independent parties such as public accountants or attorneys) shall constitute representations and warranties by the parties hereunder.

7.  INDEMNIFICATION.

 a. Of Seller.   Each Purchaser agrees to defend, indemnify and hold harmless Seller against and in respect of (i) any and all losses, liabilities, damages, deficiencies, costs or expenses (including, without limitation reasonable attorneys fees and disbursements) resulting from (A) the breach of any covenant, warranty or agreement hereunder by such Purchaser or (B) any representations made by such Purchaser in this Agreement, not being complete and correct or being false and misleading or containing any material misstatement of fact or omitting any material fact required to be stated to make the statements therein not misleading; and (ii) any and all actions, suits, proceeding, claims, demands, assessments, judgments, costs and expenses (including, without limitation, reasonable attorneys fees and disbursements) incident to any of the foregoing; provided, however, that if any such action, suit or proceeding shall be asserted against Seller in respect of which Seller or AOXY propose to demand indemnification, such Purchaser shall be promptly notified to that effect and shall have the right to assume the control of the defense, compromise or settlement thereof, including, at their own expense, employment of counsel reasonably acceptable to Seller.

 b. Of Purchasers.    The Seller, severally and not jointly, agrees to defend, indemnify and hold harmless Purchasers against and in respect of (i) any and all losses, liabilities, damages, deficiencies, costs or expenses (including, without limitation reasonable attorneys fees and disbursements) resulting from (A) the breach of any covenant, warranty or agreement hereunder by such Seller or (B) any representations made by such Seller in this Agreement, not being complete and correct or being false and misleading or containing any material misstatement of fact or omitting any material fact required to be stated to make the statements therein not misleading; and (ii) any and all actions, suits, proceeding, claims, demands, assessments, judgments, costs and expenses (including, without limitation, reasonable attorneys fees and disbursements) incident to any of the foregoing; provided, however, that if any such action, suit or proceeding shall be asserted against a Purchaser  in respect of which such Purchaser proposes to demand indemnification, all Seller shall be promptly notified to that effect and the Seller or Seller against whom indemnification is sought shall have the right to assume the control of the defense, compromise or settlement thereof, including, at their own expense, employment of counsel reasonably acceptable to such Purchaser.

 c. Payment.    Any indemnification payments required pursuant to Section 7(a) and 7(b) hereof shall be paid in full within ten (10) days after receipt of notice specifying (i) the amount required to be paid and (ii) the nature of the event or events giving rise to indemnification hereunder.

 d. Liability.    The liability of the parties under this Section 7 shall be without limitation, and the failure of either of them to withhold amounts from any payments shall not act as a waiver of or diminish the obligations of parties under this Section 7.

 e. Interest.    Any and all amounts which may become due and payable pursuant to this Section 7 shall bear interest from the date when due to the date of payment at a percentage rate of twelve (12%) percent per annum.

8. COMMISSIONS, FEES AND EXPENSES.     Purchasers and Seller each represent and warrant to the other that the negotiations relative to this Agreement and the transactions contemplated hereby have been carried on by Purchaser and Seller directly and in such manner as not to give rise to any valid claim against either for a  brokerage commission, finder's fee or other like payment.

9. APPLICABLE LAW.     This Agreement shall be governed by, and construed in accordance with, the law of the State of Delaware (other than its law with respect to conflicts of laws), including all matters of construction, validity and performance.

10. NOTICES.    All notices, requests, permissions, waivers, and other communications hereunder shall be in writing and shall be deemed to have been duly given if signed by the respective persons giving them (in the case of any corporation the signature shall be by an officer thereof) and delivered by hand, sent via facsimile transmission, nationally-recognized overnight courier service or deposited in the United States mail (registered, return receipt requested), properly addressed and postage prepaid to the intended recipient thereof to the address for such person on the signature page(s) hereof.  All such notices, requests, consents and other communications shall be deemed to have been delivered (a) in the case of personal delivery or delivery by telecopy, on the date of such delivery, (b) in the case of dispatch by nationally-recognized overnight courier, on the next business day following such dispatch and (c) in the case of mailing, on the third business day after the posting thereof.  Such names and addresses may be changed by such notice.

11. ENTIRE AGREEMENT; AMENDMENT; HEADINGS; COUNTERPARTS.  This Agreement, including the Schedules hereto, all of which are a part hereof, contains the entire understanding of the parties hereto with respect to the subject matter contained herein and therein, supersedes and cancels all prior agreements with respect hereto or thereto and may be amended only by a written instrument executed by the parties or their respective successors or assigns.  There are no restrictions, promises, representations, warranties, agreements or undertakings of any party hereto with respect to the transactions under this Agreement other than those set forth herein or made hereunder in the documents delivered at each Closing.  The section and paragraph headings contained in this Agreement and the description of exhibits attached hereto are for reference purposes only and shall not affect in any way the meaning or interpretation of this Agreement.  This Agreement may be executed in one or more counterparts and each counterpart shall be deemed to be an original.

12. PARTIES IN INTEREST.   Except with the express written consent of the other parties hereto, this Agreement shall not be assignable or otherwise transferred in whole or in part.  This Agreement shall inure to the benefit of and be binding upon the parties and their respective successors.  Nothing in this Agreement, express or implied, is intended to confer upon any other person any rights or remedies under or by reason of this Agreement.

13. SEVERABILITY.  The invalidity of any portion hereof shall not affect the validity, force or effect of the remaining portions hereof.

14. FURTHER ASSURANCES.    Seller and Purchasers shall execute and deliver or cause to be executed and delivered such additional instruments, and take such other actions as the other party may reasonably request in writing in order to effectuate the purposes of this Agreement.

  IN WITNESS WHEREOF, the parties hereto have duly executed this Agreement as of the date first above written.

    PURCHASERS:

     Eastern Star, Bay Street, Nassau Bahamas
     /s/A. Howarth /s/

     Baldwin Construction, Ltd
     Gml Sandbjerg 79, DK 6000, Kolding, Denmark
     /s/ Bent Jul /s/

    Seller:

     ___________________________________
     Advanced Oxygen Technologies, Inc.
     Robert E. Wolfe, CEO, Chairman

Schedule 1

Purchasers
Name & Address Amount in US Dollars ($) Debt Reduction Amount in US Dollars Number of Shares
Eastern Star, Ltd.
Bay Street, Nassau, Bahamas $113,000.00 Any Claim prior to 12/31/2000 2,712,000
Baldwin Construction Co
Gml. Sandbjerg 79
DK 6000, Kolding Denmark $12,000.00 $0.00 288,000
Total $125,000.00  3,000,000

Schedule 4(a)

Subsidiaries of Purchasers/Sellers

NONE

Schedule 3(s)

Compliance with Laws (Seller)

Purchaser has not held an annual meeting since October, 1993.

 Schedule 3(o)

Directors:

Robert E. Wolfe
Joseph N. Noll

Officers:

Robert E. Wolfe    Chairman of the Board and
      Chief Executive Officer, President, Chief Financial Officer and Director

Schedule 3(m)

Contracts of AOXY

AOXY contracts are indicated in its filings on Form 10-KSB, 10-QSB, 8-K and other public filings with the SEC. EXHIBIT A

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

2. Notwithstanding paragraph 1 of this rule, any discretionary account or similar account (other than an estate or trust) held for the benefit or account of a non-US person by a dealer or other professional fiduciary organized, incorporated, or (if an individual) resident in the United States shall not be deemed a "US person."

3. Notwithstanding paragraph 1, any estate of which any professional fiduciary acting as executor or administrator is a US person shall not be deemed a US person if:

 (i)  An executor or administrator of the estate who is not a US person has sole or shared investment discretion with respect to the assets of the estate; and

 (ii)  The estate is governed by a foreign law.

4. Notwithstanding paragraph 1, any trust of which any professional fiduciary acting as trustee is a US person shall not be deemed a US person if a trustee who is not a US person has sole or shared investment discretion with respect to the trust assets, and no beneficiary of the trust (and no settlement or if the trust is revocable) is a US person.

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
EXHIBIT B
RECENT FILINGS