Form 10QSB
period 2001-03-31
ADVANCED OXYGEN TECHNOLOGIES INC
filed 2001-05-15
CIK 352991

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2001

( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT COMMISSION OF 1934
for the Transition period March 31, 2001

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

The number of shares of common stock outstanding as of March 31, 2001 was 32,973,585.
Transitional Small Business Disclosure Format (check one): Yes( ) No( X )

ADVANCED OXYGEN TECHNOLOGIES, INC.

INDEX
PART 1: FINANCIAL INFORMATION 3

Item I: Financial Statements                                     3
Balance Sheet                                                              3
Income Statement                                                      4
Statement of Cash Flow                                            5
Statement of Changes                                               6

Item 2: Management's Discussion and Analysis
of Financial Condition and Results of Operations.   6

PART II 8
Item 1: Legal Proceedings                                          8

SIGNATURE 8

PART 1: FINANCIAL INFORMATION

Item I: Financial Statements for the three months ending March 31, 2001. (Un-audited)

Balance Sheet, March 31, 2001	3 Months
Current Assets
Cash	0.00
Receivables	20,635.82
Inventory	13,122.15
Total Current Assets	33,757.97

Property and equipment
Fixed Assets	1,085,404
Accumulated Depreciation	(1,013,258.94)
Total Property - Equipment	72,147.06

Other Assets, Deposits	4,092.50

===============================	===========
Total Assets	109,997.53

Liabilities and Capital
Current Liabilities
Accounts Payable	214,720.02
Other Current Liabilities	56,146.52
Total Current Liabilities	270,866.54

Long Term Liabilities
Note Payable, Crossfield	97,487.57
Total Long Term Liabilities	97,487.57
================================	===========
Total Liabilities	368,354.11

Capital
Beginning Balance Equity	16,700.00
Preferred Stock	50.00
Common Stock	326,403.00
Paid in Capital	20,493,631.00
Retained Earnings	(20,798,431.51)
Treasury Stock	(7,284.00)
Net Income	(289,425.07)
Total Capital	(258,356.58)

================================	===========
Total Liabilities and Capital	109,997.53

Income Statement for the three month period ending March 31, 2001	3 Months
Revenues
Database Management	4,374.41
Total Revenues	4,374.41

Cost of Sales	0.00

Gross Profit	4,374.71

Expenses
Airline Expense	1,472.10
Auto	648.38
Depreciation	65,451
Freight	320.76
Hotels	1,754.86
Interest	2,777.77
Travel- Meals and entertainment	894.96
Office Expense	1,768.40
Postage	87.53
rent	14,915.00
taxes	280.00
Telephone	617.12
Travel	3,496.63
Other Expenses	299.79
Total Expenses	94,784.30
================================	===========
Net Income	(90,409.89)

Statement of Cash Flow for the three month period ending March 31, 2001	3 Months

Cash flow from operating activities
Net Income	(90,409.89)

Adjustments to reconcile net income to cash provided by operations
Accumulated Depreciation	65,451
Accounts Receivable	6,987.57
Accounts Payable	(8,360)
Walter Karl Advance	13,547.10
Total Adjustments	77,625.67

================================	===========
Net Cash provided by operations	(12,784.22)

Cash Flows from financing
Proceeds from :
Note Payable Crossfield	53,196.90
Other Long Term Liabilities	1.00

Used For:
Note Payable Crossfield	(28,526.68)
Other Long term Liabilities	(11,887)
Net Cash used in Financing	12,784.22

================================	===========
Net Increase (decrease) in cash	0.00

Statement of Changes in Financial Position for the three month period ending March 31, 2001	3 Months

Source of Working Capital
Net Income	(90,409.89)
Add Backs not requiring working capital
Depreciation	65,451

Working capital from operations	(24,958.89)

Other Sources
Note Payable Crossfield	53,196.90
Other Long Term Liabilities	1.00
Total Sources	28,239.01

Uses of Working Capital
Note Payable Crossfield	(28,526.68)
Other Long term Liabilites	(11,887.00)
Total Uses	(40,413.68)
================================	===========
Net change	(12,174.67)

Analysis of components of change
Increase (decrease) in Current Assets
Accounts Receivable	(6,987.57)
(Increase) decrease in Current Liabilities
Accounts payable	8,360
Walter Karl Advance	(13,547.10)
Net Change	(12,174.67)

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

On December 31, 2000, AOXY entered into an agreeement with Eastern Star, ltd, and Baldwin Construction Co (the "Purchasers") whereby  the Purchasers will buy three million shares of capital stock of AOXY for one hundred and twenty five thousand dollars pursuant to a purchase agreement (the "Purchase Agreement") contained herein as Exhibit A. The Company has concluded the issuance and delivery of the shares pursuant to the Purchase Agreement. In addition, the Company received a request from Ann Sejeroe for a conversion of her 1 Preferred Share number P 0002 issued April 16, 1998, and in accordance with the restrictions, terms and conditions, as evidenced on the reverse side of the share certificate, the Company issued 333,333 shares bearing a restrictive legend.

The location in Santa Clarita, CA is the location for operations. Currently these facilities are only being used for administrative purposes and the Company's sales staff has been eliminated. Current sales are out-sourced through Walter Karl Inc. and Dunn & Bradstreet (see below). The Company derives its revenues mainly from database management. The Company is currently in discussion with the landlord of the location in Santa Clarita, CA to terminate it lease early.

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

No Reports on Form 8-K were filed in this period, however, a report on Form 8-K was filed on May 14, 2001, subsequent to this period end and prior to the date of this report, whereby the Company has completed the sale to Purchasers (the "Purchasers" as defined in the Purchase Agreement) an amount of three million (3,000,000) shares (the "Regulation S Shares") of the capital stock of AOXY, Inc., ("AOXY") pursuant to the Purchase Agreement ("Purchase Agreement" Exhibit A) in an amount to each Purchaser as set forth on Schedule 1 of the Purchase Agreement attached thereto. This report is contained herein as Exhibit B.

SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2001

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
EXHIBIT B
RECENT FILINGS

Exhibit B, Report on Form 8-K

=====================================================================
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
--------------------------------------------------------------

FORM 8-K
CURRENT REPORT
Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

January 12, 2001
(Date of Earliest Event Reported)

ADVANCED OXYGEN TECHNOLOGIES, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware 000-09951 91-1143622
(State of Incorporation) (Commission File No.) (I.R.S. Employer Identification No.)

26883 Ruether Avenue
Santa Clarita, CA 91351
(Address of Principal Executive Offices)

Registrant's Telephone Number: (661) 298-3333

230 Park Avenue, Suite 1000
New York, NY, 10169
(Former Address)

=====================================================================

ITEM 7. FINANCIAL STATEMENTS, PRO FORMA FINANCIAL INFORMATION & EXHIBITS.

(c) Exhibits
Exhibit A Stock Acquisition Agreement

ITEM 9. SALES OF EQUITY SECURITIES PURSUANT TO REGULATION S.

The Company has completed the sale to Purchasers (the "Purchasers" as defined in the Purchase Agreement) an amount of three million (3,000,000) shares (the "Regulation S Shares") of the capital stock of AOXY, Inc., ("AOXY") pursuant to the Purchase Agreement ("Purchase Agreement" Exhibit A) in an amount to each Purchaser as set forth on Schedule 1 of the Purchase Agreement attached thereto. The Regulation S Shares have not been registered under the Securities Act of 1933, as amended, in reliance on the exemption from registration provided by Rule 903(c)(2) of Regulation S. Consideration for the Regulations S Shares consisted of $125,000 cash and forgiveness of debt.

Each of the purchasers of the Regulation S Shares (a "Buyer") has represented to AOXY that (i) it is not a "U.S. Person" as that term is defined in Rule 902(o) of Regulation S; (ii) the sale of the Regulation S Shares was taking place outside the United States; (iii) no offer was made in the United States; (iv) it was purchasing the Regulation S Shares for its own account and not as a nominee or for the account of any other person or entity; (v) it had no intention to sell or distribute the shares except in accordance with Regulation S; and (vi) it agreed that it would not transfer Regulation S Shares to a U.S. Person before the 360th day from the date the Buyer purchased the Regulation S Shares.

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

Dated: January 12, 2001

ADVANCED OXYGEN TECHNOLOGIES, INC.

BY:/s/ Robert E. Wolfe /s/
-------------------------------
Robert E. Wolfe
President

Exhibit A (see above)