Form 10KSB
period 2001-06-30
ADVANCED OXYGEN TECHNOLOGIES INC
filed 2001-10-01
CIK 352991

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR

15 (d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2001

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

Yes [ X ] No[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ X ]

For the year ended June 30, 2001, Issuer's revenues were $49,296

The aggregate market value of Common Stock at June 30, 2001 held by non-affiliates approximated $114,560.85 based upon the average bid and asked prices for a share of Common Stock on that date. For purposes of this calculation, persons owning 10% or more of the shares of Common Stock are assumed to be affiliates, although such persons are not necessarily affiliates for any other purpose. As of June 30, 1999, there were 32,973,585 issued and outstanding shares of the registrant's Common Stock, $.01 par value.

Transitional Small Business Disclosure Format (check one):

Yes[ ] No [ X ]

Table of Contents

Table of Contents *

PART I *

  ITEM 1- DESCRIPTION OF BUSINESS *

  THE PATENT SALE *

  STOCK ACQUISITION AGREEMENT, 12/18/97 *

  PURCHASE AGREEMENT, 12/18/97 *

  WAIVER AGREEMENT, 12/18/97 *

  CHANGE OF DIRECTORS *

  TRUST AGREEMENT, 12/18/97 *

  ACQUISITION OR DISPOSITION OF ASSETS, MARCH 09,1998. *

  TEUBER EMPLOYMENT AGREEMENT TERMINATION *

  SET OFF OF PROMISSORY NOTE, 9/4/98 *

  GAYLORD EMPLOYMENT AGREEMENT TERMINATION *

  CALIFORNIA FACILITIES, 9/30/98 *

  DEMAND FOR INDEMNIFICATION, 12/9/98 *

  PURCHASE AGREEMENT OF 1/29/99 *

  ARTICLES OF INCORPORATION AMENDMENT OF 04/18/2000 *

  PURCHASE AGREEMENT OF 01/12/2001 *

  EMPLOYEES *

  ITEM 2. DESCRIPTION OF PROPERTY *

  ITEM 3. LEGAL PROCEEDINGS *

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS *

  PART II *

  ITEM 5. MARKET OF REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS *

  ITEM 6. PLAN OF OPERATION. *

  BUSINESS PLAN *

  CLIENT AND INDUSTRY REPRESENTATION *

  FORWARD LOOKING STATEMENTS *

  ITEM 7. AUDITED FINANCIAL STATEMENTS *

  BALANCE SHEETS *

  STATEMENTS OF INCOME AND ACCUMULATED DEFICIT *

  STATEMENTS OF CASH FLOWS *

  STATEMENTS OF STOCKHOLDERS’ DEFICIENCY *

  NOTES TO FINANCIAL STATEMENTS *

  ITEM 8. Changes in and Disagreements with Accounts on Accounting and Financial Disclosure *

  PART III *

  ITEM 9.Directors and Officers of the Registrant *

  ITEM 10. Executive Compensation *

  OPTION GRANTS DURING 1999; VALUE OF OPTIONS AT YEAR-END *

  Compensation Committee Report *

  Compensation Philosophy *

  Base Salary *

  Stock Option Awards *

  Board of Directors Compensation *

  ITEM 11. Security Ownership of Certain Beneficial Owners and Management *

  ITEM 12. Certain Relationships and Related Transactions *

  ITEM 13. Exhibits and Reports on Forms 8-K *

  Exhibits *

  SIGNATURES *

  PART I

  ITEM 1- DESCRIPTION OF BUSINESS

  Advanced Oxygen Technologies, Inc. ("Advanced Oxygen Technologies", "AOXY", "AOT" or the "Company"), incorporated in Delaware in 1981 under the name Aquanautics Corporation, was, from 1985 until May 1995, a development stage specialty materials company producing new oxygen control technologies. From May of 1995 through December of 1997 AOXY had minimal operations and was seeking funding for operations and companies to which it could merge or acquire. In March of 1998 AOXY began operations in California. From 1998 through 2000, the business consisted of producing and selling CD- ROMS for conference events, advertisement sales on the CD's, database management and event marketing all associated with conference events. From 2000 forward, the business consisted solely of database management.

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

  CALIFORNIA FACILITIES, 9/30/98

  The Company entered into a lease agreement as contained in Exhibit I of the registrants SEC Form 10-QSB for the period ending September 30, 1998 with America-United Enterprises Inc. ("Landlord") on October 01, 1998 and took possession of 4,700 s.f. of premises on November 06,1998 in Santa Clarita for its CA location. As of June 30, 2001 the Company had abandoned the premises and had begun negotiations with the Landord for release of the remaining lease obligation of the Company.

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

  ARTICLES OF INCORPORATION AMENDMENT OF 04/18/2000

  On April 18, 2000, notice was given that the Board of Directors and persons owning 64.7%, or 19,180,500 shares of common stock of Advanced Oxygen Technologies, Inc. have elected to adopt the following proposals: 1. To amend and restate the Company's Restated Articles of Incorporation to increase the Company's authorized Common Shares from 30,000,000 to 90,000,000 shares, 2. The Board of Directors has approved an amendment to the Company’s Certificate of Incorporation to change the name of the Company to AOXY, Inc. The Company’s current name was adopted in 1985 when the Company was focused on applications of its technology which it has since disposed of or otherwise abandoned. The Board of Directors believes it would be more appropriate for the Company to utilize a corporate name which more accurately describes the current focus of the Company or is not misleading as to the Company’s operations. The above amendments to the Certificate of Incorporation will be filed with the Secretary of State of the State of Delaware, and the Name Change will become effective as of 5:00 p.m. Eastern Time, on the date of such filing.

  PURCHASE AGREEMENT OF 01/12/2001

  The Company sold to Purchasers (the "Purchasers" as defined in the Purchase Agreement) an amount of three million (3,000,000) shares (the "Regulation S Shares") of the capital stock of AOXY, Inc., ("AOXY") pursuant to the Purchase Agreement ("Purchase Agreement" Exhibit A) in an amount to each Purchaser as set forth on Schedule 1 of the Purchase Agreement attached thereto.   The Regulation S Shares have not been registered under the  Securities Act of 1933, as amended, in reliance on the exemption from registration provided by Rule 903(c)(2) of Regulation S. Consideration for the Regulations S Shares consisted of $125,000 cash and forgiveness of debt. (Exhibit A attached hereto).

  EMPLOYEES

  As of June 30, 2001 the Company had a total of 1 employees.

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

  On August 01 2001, America United Enterprises, Inc filed a notice pursuant to Section 1951.3 of the Civil Code concerning the real property lease by the Company at 26883 Ruether Avenue, Santa Clarita CA whereby the real property at the locatation will be deemed abandoned and the lease will terminate on August 14 2001.

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

    An amendment to the Company’s Certificate of Incorporation to change the name of the Company to AOXY, Inc. The Company’s current name was adopted in 1985 when the Company was focused on applications of its technology which it has since disposed of or otherwise abandoned. The Board of Directors believes it would be more appropriate for the Company to utilize a corporate name which more accurately describes the current focus of the Company or is not misleading as to the Company’s operations. The above amendments to the Certificate of Incorporation will be filed with the Secretary of State of the State of Delaware, and the Name Change will become effective as of 5:00 p.m. Eastern Time, on the date of such filing.

    The selection of Bernstein, Pinchuk and Kaminsky. LLP as the Company’s independent public accountant for the fiscal year ended June 30, 1999 and 2000 and has further directed that management submit the selection of independent public accountants for ratification by the stockholders by written consents. Stockholder ratification of the selection of Bernstein, Pinchuk and Kaminsky, LLP as the Company’s independent public accountants is not required by the Company’s by-laws or otherwise and the Company had begun using some of their services.

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

Fiscal Year Ended June 30, 2000	High	Low
First Quarter	0.078	0.015
Second Quarter	0.125	0.031
Third Quarter	0.328	0.031
Fourth Quarter	0.141	0.031
Fiscal Year Ended June 30, 2001	High	Low
First Quarter	0.07	0.022
Second Quarter	0.04	0.009
Third Quarter	0.025	0.007
Fourth Quarter	0.04	0.009

  At September 30, 2000, the closing bid price of the Company's Common Stock as reported by the National Quotation Bureau, Inc, was $0.01

  ITEM 6. PLAN OF OPERATION.

  BUSINESS PLAN

  The Company had a location in Santa Clarita, CA and was the location for operations. The Company is in negotiation for the release of the obligations on this facility. The Company, during the fiscal year ending June 30, 2001, had sales soley from database management.

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

  During the fiscal year ending June 30, 2001, the Company significantly reduced its expenses, reduced or discontinued unprofitable operations, and concentrated on database management. The Company continues it efforts to raise capital to support operations and growth, and is actively searching acquisition or merger with another company that would compliment AOXY or increase its earnings potential.

  CLIENT AND INDUSTRY REPRESENTATION

  During this reporting periodall orders and sales were completed trouhg outsourced sales. AOXY has 2 active contracts for Database Management. AOXY fulfils these contracts by providing, selling, updating and/or renting database information.

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

  ITEM 7. AUDITED FINANCIAL STATEMENTS

  FINANCIAL STATEMENTS AND REPORT OF CERTIFIED PUBLIC ACCOUNTANTS

  ADVANCED OXYGEN TECHNOLOGIES, INC.

  June 30, 2001 and 2000

  CONTENTS

  Page

  Report of Independent Certified Public Accountants 1

  Financial Statements

  Balance Sheets 2

  Statements of Operations and Accumulated Deficit 3-4

  Statements of Cash Flows 5

  Statements of Stockholders' Deficiency 6

  Notes to Financial Statements 7-14

  REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

  Board of Directors and Stockholders

  Advanced Oxygen Technologies, Inc.

  We have audited the accompanying balance sheet of Advanced Oxygen Technologies, Inc. as of June 30, 2001 and 2000 and the related statements of operations and accumulated deficit, cash flows and stockholders' deficiency for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Oxygen Technologies, Inc. as of June 30, 2001 and 2000 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred operating losses of $550,797 and $389,378 respectively during the fiscal years ended June 30, 2000 and 2001, and as of those dates, the Company's current liabilities exceeded its current assets by $228,625 and $254,643, respectively. The foregoing raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on the attainment of profitable operations and meeting its obligations on a timely basis. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  Bernstein Pinchuk & Kaminsky LLP

  New York, New York

  September 28, 2001

  Advanced Oxygen Technologies, Inc.

  BALANCE SHEETS

Assets	June 30, 2001	June 30 2000
Current Assets
Cash	$	$ 44
Database management receivable	14,228	3,786
Accounts receivable, net of allowances of $1295 (Note 3)	935	935
Inventory