Form 10KSB/A
period 2001-06-30
ADVANCED OXYGEN TECHNOLOGIES INC
filed 2001-10-18
CIK 352991

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

Yes[ ] No [ X ]

Table of Contents

Table of Contents 2

PART I 3

ITEM 1- DESCRIPTION OF BUSINESS 3

THE PATENT SALE 3

STOCK ACQUISITION AGREEMENT, 12/18/97 3

PURCHASE AGREEMENT, 12/18/97 3

WAIVER AGREEMENT, 12/18/97 4

CHANGE OF DIRECTORS 4

TRUST AGREEMENT, 12/18/97 4

ACQUISITION OR DISPOSITION OF ASSETS, MARCH 09,1998. 4

TEUBER EMPLOYMENT AGREEMENT TERMINATION 5

SET OFF OF PROMISSORY NOTE, 9/4/98 5

GAYLORD EMPLOYMENT AGREEMENT TERMINATION 5

CALIFORNIA FACILITIES, 9/30/98 5

DEMAND FOR INDEMNIFICATION, 12/9/98 5

PURCHASE AGREEMENT OF 1/29/99 6

ARTICLES OF INCORPORATION AMENDMENT OF 04/18/2000 6

PURCHASE AGREEMENT OF 01/12/2001 6

EMPLOYEES 6

ITEM 2. DESCRIPTION OF PROPERTY 6

ITEM 3. LEGAL PROCEEDINGS 7

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS 7

PART II 8

ITEM 5. MARKET OF REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS 8

ITEM 6. PLAN OF OPERATION. 9

BUSINESS PLAN 9

CLIENT AND INDUSTRY REPRESENTATION 9

FORWARD LOOKING STATEMENTS 9

ITEM 7. AUDITED FINANCIAL STATEMENTS 9

BALANCE SHEETS 12

STATEMENTS OF INCOME AND ACCUMULATED DEFICIT 13

STATEMENTS OF CASH FLOWS 14

STATEMENTS OF STOCKHOLDERS' DEFICIENCY 15

NOTES TO FINANCIAL STATEMENTS 15

ITEM 8. Changes in and Disagreements with Accounts on Accounting and Financial Disclosure 21

PART III 21

ITEM 9.Directors and Officers of the Registrant 21

ITEM 10. Executive Compensation 21

OPTION GRANTS DURING 1999; VALUE OF OPTIONS AT YEAR-END 22

Compensation Committee Report 22

Compensation Philosophy 22

Base Salary 22

Stock Option Awards 22

Board of Directors Compensation 24

ITEM 11. Security Ownership of Certain Beneficial Owners and Management 24

ITEM 12. Certain Relationships and Related Transactions 24

ITEM 13. Exhibits and Reports on Forms 8-K 25

Exhibits 25

SIGNATURES 26

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

2. An amendment to the Company's Certificate of Incorporation to change the name of the Company to AOXY, Inc. The Company's current name was adopted in 1985 when the Company was focused on applications of its technology which it has since disposed of or otherwise abandoned. The Board of Directors believes it would be more appropriate for the Company to utilize a corporate name which more accurately describes the current focus of the Company or is not misleading as to the Company's operations. The above amendments to the Certificate of Incorporation will be filed with the Secretary of State of the State of Delaware, and the Name Change will become effective as of 5:00 p.m. Eastern Time, on the date of such filing.

3. The selection of Bernstein, Pinchuk and Kaminsky. LLP as the Company's independent public accountant for the fiscal year ended June 30, 1999 and 2000 and has further directed that management submit the selection of independent public accountants for ratification by the stockholders by written consents. Stockholder ratification of the selection of Bernstein, Pinchuk and Kaminsky, LLP as the Company's independent public accountants is not required by the Company's by-laws or otherwise and the Company had begun using some of their services.

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

Bernstein Pinchuk & Kaminsky LLP

New York, New York

September 28, 2001

Advanced Oxygen Technologies, Inc.

BALANCE SHEETS

Assets	June 30, 2001	June 30 2000
Current Assets
Cash	$	$ 44
Database management receivable	14,228	3,786
Accounts receivable, net of allowances of $1295 (Note 3)	935	935
Inventory (Note 3)		13,122
Total Current Assets	15,163	17,887

Property and Equipment-at cost,
net of accumulated depreciation and
amortization (Notes 3 & 4)		325,462
Other Assets
Security Deposits	4,093	4,093

TOTAL ASSETS	19,256	347,443

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable	223,246	199,952
Payroll and sales taxes payable	36,225	36,225
Corporation taxes payable	3,960	3,960
Accrued salaries and expenses	6,375	6,375
Total Current Liabilities	269,806	246,512

LONG TERM LIABILITIES
Capital leas obligation (Note 8)		-
Due to affiliate (Note 7)	107,758	182,974
Other long term liabilities		11,886
	107,758	194,860
COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS; DEFICIENCY- (Notes 1 &2)
Convertible preferred stock, Series 2, par value $0.01; authorized
10,000,000 shares; issued and outstanding 5,000 shares
liquidating preference $25,000	50	50
Convertible preferred stock, Series 3, par value $0.01; authorized and	16,700	16,700
Convertible preferred stock, Series 4; issued and outstanding, 2 shares
Convertible preferred stock, Series 5; issued and outstanding, 1 share
Common Stock/ par value $0.01; authorized, 30,000,000 shares;
issued and outstanding, 29,640,252 shares	329,736	296,403
Additional paid in capital	20,490,298	20,398,631
Accumulated deficit	(21,187,808)	(20,798,430)
Less treasury stock, at cost-1,670,000 shares of convertible
preferred stock, Series 3	(7,284)	(7,284)

Total	(358,308)	(93,930)

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	19,256	$347,442

See the accompanying accountants' report and notes to financial statements

Advanced Oxygen Technologies, Inc.

STATEMENTS OF INCOME AND ACCUMULATED DEFICIT

	30-Jun-01	30-Jun-00
Revenues (Note 1)
California registrations		$$45,991
Compact disk sales		3,867
Commissions		-
Sponsor sales		14,230
Database Management/consulting	49,296	27,628
Total Revenues	49,296	91,716

Costs and expenses
Cost of products	13,122	10,296
Commissions		5,127
Sales royalties		-
Salaries and wages		39,836
Advertising		-
Professional Fees	5,938	18,309
Rent (Note 6)	53,960	38,826
Computer and equipment lease		29,638
Transcribing		-
Subcontracting		(1,748)
Telephone	3,314	25,213
Travel	12,382	13,061
Utilities	22	5,235
Payroll and other taxes		4,256
Depreciation and amortization (Notes 3,4,5)	151,447	337,753
Postage Printing and reproduction	758	2,074
Corporate Franchise Tax	800	800
Bank and credit card charges	2	3,083
Other costs and expenses	20,136	28,866
Total Costs	261,881	560,625

Loss from operations before other income (expenses)
income tax expense, and extraordinary gain	(212,585)	(468,909)

Other income (expenses)
Interest Expense	(2,778)	(2,435)
Bad debt expense		(117,220)
Abandonment of Furniture and Equipment (note 1)	(174,015)	-
Interest income		24,598
Other income		13,169
Total Other income (expense)	(176,793)	(81,888)

NET (LOSS) INCOME	(389,378)	(550,797)
Accumulated deficit at beginning of year	(20,798,430)	(20,247,633)
Accumulated deficit at end of year	(21,187,808)	($20,798,430)
See the accompanying accountants' report and notes to financial statements
-3-

Basic and diluted earnings per share:
Loss before extraordinary gain	-0.01	-0.02
Extraordinary gain on forgiveness of debt

NET (LOSS) INCOME	(0.01)	(0.02)

See the accompanying accountants' report and notes to financial statements

Advanced Oxygen Technologies, Inc.

STATEMENTS OF CASH FLOWS

	30-Jun-01	30-Jun-00
Cash flows from operating activities
Net (loss) income	(389,378)	($550,797)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	151,447	337,753
Abandonment of furniture and equipment	174,015	-
Changes in operating assets and liabilities
Decrease in accounts receivable	(10,442)	70,502
Increase in inventories	13,122	(6,363)
Increase in other assets		57
Increase in accounts payable	23,294	19,262
Increase in payroll and sales taxes payable		(19,074)
Decrease in accrued liabilities		(4,493)
Increase in income taxes payable		2,060
Increase in due to affiliate
Increase in employee deferred savings payable		(58,226)
Net cash provided by operating activities	(37,942)	(209,319)

Cash flow from investing activities:
Cash payments for the purchase of property		-
Net cash used in investing activities		-

Cash flow from financing activities:
Proceeds from issuance of long-term debt		-
Loans from affiliate	37,898	154,575
Cash payment for purchase of treasury stock		-
Proceeds from employee deferred savings		-
Net cash provided by financing activities	37,898	154,575

NET INCREASE IN CASH	(44)	(54,744)

Cash and equivalents, beginning of year	-	54,788
Cash and equivalents, end of year	-	44

Supplemental Disclosures:
Interest Expense paid	2,778	20,968

See the accompanying accountants' report and notes to financial statements

STATEMENTS OF STOCKHOLDERS' DEFICIENCY

Common stock, par value $0.01, authorized, 90,000,000 shares; issued and outstanding as follows:	June 2001	June 2000
Balance at beginning of year 29,649,252 shares	$ 296,403	$296,403
Issued during year to unrelated parties for reduction in Company's balance due to affiliate, 3,000,000 shares	30,000
Issued for 1 class 5 preferred stock share, 333,333 shares	3,333
Balance at end of year 32, 973, 585 and 29,649,252	329,736	296,403

Additional paid in capital
Balance at beginnin of year	20,398,631	20,398,631
Excess of reduction in due to affiliate over par value of shares issued	95,000
Par Value of common stock exchanged for preferred share	(3,333)
Balance at End of Year	20,490,298	20,398,631

Accumulated deficit:
Balance at beginning of year	(20,798,430)	(20,247,633)
Net loss for the year	(389,378)	(550,797)
Balance at the end of year	(21,187,808)	(20,798,430)

Other stockholders' deficiency accounts (no change during year)

Convertible preferred stock, net of treasury stock (see balance sheet)	9,466	9,466

Stockholders' deficiency at end of year	$(358,308)	(93,930)

NOTES TO FINANCIAL STATEMENTS

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

Stock Acquisition Agreement:

Pursuant to a Stock Acquisition dated as of December 18, 1997, the Company issued 23,750,000 shares of its common stock, par value $0.01 per share, to several investors for $60,000 in cash, plus consulting services with a fair value of $177,500. In December, 2000 an affiliated creditor received $125,000 to reduce the Company's debt from an unrelated buyer of 3,000,000 shares of common stock which the Company issued during the year

Waiver Agreement:

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

After the Company purchased the assets of IMA in March 1998, the Company began its current operations of database management and CD-ROM production/sales. During the year ended June 30, 2001 all of the Company's revenues were from a single customer.

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

NOTE 2 - GOING CONCERN AND BASIS OF PRESENTATION:

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As shown in the financial statements, the Company incurred a large operating loss and had negative working capital at June 30, 2001. Furthermore, during the six months ended June 30, 2001 corporate revenues were only $6,028. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Furniture and Equipment:

Furniture and equipment, including capitalized leases, are stated at cost less accumulated

NOTE 3 - (continued)

depreciation and amortization. The Company provided for depreciation and amortization using the straight-line method over the estimated useful lives or the term of the lease, whichever is shorter, as follows:

Furniture and fixtures 5 years

Office equipment 5 years

Computers and computer equipment 5 years

Capitalized leased equipment 5 years

Capitalized database cost 3 years

During the year ended June 30, 2001 the Company abandoned its furniture and equipment,

resulting in a charge to operations of $174,015 during the year ended June 30, 2001.

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

NOTE 4 - FURNITURE AND EQUIPMENT:

Furniture and equipment at June 30, 2000 consisted of the following:

Furniture and Fixtures	31,869
Office Equipment	17,882
Computers and computer equipment	98,858
Capitalized equipment	25,406
Capitalized database	911,391
Total	1,085,406

Less accumulated depreciation and amortization	759,944
Net Total	325,462

Depreciation and amortization expense for the years ended June 30, 2001 and 2000 was $151,447 and $337,753, respectively.

NOTE 5 - CAPITALIZED COST OF DATABASE RECORDS

The database records were part of the assets purchased from IMA in the Agreement of Purchase and Sale of Specified Business Assets on March 9, 1998. The records consist of information on individuals for marketing purposes. There were approximately 742,000 individuals included in the database at the time of purchase. The records were recorded at their estimated fair value at the time of purchase, which was $911,391. The cost of the database records has been amortized over a three-year period.

NOTE 6 - COMMITMENTS AND CONTINGENCIES:

Lease:

On October 1, 1998, the Company entered into a non-cancelable lease agreement for its operating facilities in Santa Clarita, California. Monthly rent of $4,038 is due with annual increases starting October 1, 1999.

Minimum annual non-cancelable commitments under the lease are as follows:

Year Ending June 30,

2002 $ 56,052
2003 58,904
2004 19,952

Total $134,908

At June 30, 2001, the Company had not paid $17.860 rent due under this lease. Subsequent to June 30, 2001, the Company vacated the premises. Rent expense under this lease aggregated

$53,960 during the year ended June 30, 2001. The Company was negotiating with the landlord to obtain a release from the balance of the lease in exchange for payments of balances owing.

Litigation:

The Company is a defendant in various legal proceedings and claims that have arisen in the ordinary course of business. Under current circumstances, no determination can be made as to the ultimate outcome of the legal proceedings and claims or as to the necessity for any provision, in the accompanying financial statements, for any liability that may result from final adjudications.

NOTE 7 - DUE TO AFFILIATE

Due to affiliate at June 30, 2001 and 2000 consisted of advances payable to Crossfields, Inc., a related party, which are not collateralized, non-interest bearing, and payable upon demand, however, the Company does not expect to make payment within one year. During the year ended June 30, 2001 this affiliate reduced the Company's debt to it by $125,000 in exchange for receiving $125,000 paid by unaffiliated purchasers of 3,000,000 shares of the Company's newly issued common stock.

NOTE 8 - CAPITAL LEASE OBLIGATIONS:

In the fiscal year ended June 30, 2000, the Company terminated three leases for equipment which had an expiration date in 2003 and returned all leased equipment covered by such leases to the lessor.

NOTE 9 - INCOME TAXES

The current provision for income taxes is the minimum tax due to the State of California.

As of June 30, 2001, the Company had federal and state net operating loss carryforwards of approximately $18,700,000. These carryforwards are beginning to expire since they are unused. Section 382 of the Internal Revenue Code imposes substantial restrictions on the utilization of net operating loss and tax credit carryforwards when a change in ownership occurs.

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

Note 10 - (continued)

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

ITEM 9.Directors and Officers of the Registrant

Set forth below is information regarding the Company's directors and executive officers, including information furnished by them as to their principal occupations for the last five years, other directorships held by them and their ages as of June 30, 2001. All directors are elected for one-year terms, which expire as of the date of the Company's annual meeting.

Name	Age	Position	Director Since:
Robert E. Wolfe	38	Chairman of the Board and CEO	1997
Joseph N. Noll	78	Director	1997

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

ITEM 10. Executive Compensation

Robert Wolfe, Chairman and CEO has waived his $350,000 annual for the year ending June 30, 2001. No officer or director received any compensation from the Company during the last fiscal year. The Company paid no bonuses in the last three fiscal years ended June 30, 2001 to officers or other employees. Prior to the Stock Acquisition of December 12, 1997, the Company's Chief executive officer and Chairman of the Board was Harry Edelson. Mr. Edelson received no compensation during the fiscal year ending June 30, 2001.

The following table sets forth the total compensation paid or accrued to its Chief Executive Officer, Robert E. during the fiscal year ending June 30, 2001. There were no other corporate officers in any of the last three fiscal years.

Executive Compensation

Name	Yr.	Salary	Bonus	Other Compensation	Restricted Awards	LTIP Awards	Other
Robert E.	2001	0	0	0	0	0	0

OPTION GRANTS DURING 1999; VALUE OF OPTIONS AT YEAR-END

The following tables set forth certain information covering the grant of options to the Company's Chief Executive Officer, Mr. Robert E. during the fiscal year ended June 30, 2001 and unexercised options held as of that date. Mr. Wolfe did not exercise any options during fiscal 2001.

Name	# of Securities	% Total Options	Option Price	Exercise Price	Expiration Date
Robert E.	0	0	0	0	0

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

Issuable Shares

As of September 20, 1995, approximately 374,000 shares of Common Stock had been issued upon the exercise of options granted under the Option Plans, no shares of Common Stock were subject to outstanding options under the Options Plans and 626,000 shares of Common Stock were available for issuance under future option grants. From July 1, 1991 to September 20, 1995, options were granted at exercise prices ranging from $1.22 to $8.15 per share. The exercise price of each option was equal to 85% of the closing bid price of Company's Common Stock as reported on the NASDAQ Over the Counter Bulletin Board Exchange. Due to employee terminations, all options became void in August 1995. As of September 30, 2001 1,000,000 shares of Common Stock were available for issuance under future option grants.

Board of Directors Compensation

As of June 30, 2001 the directors did not receive any compensation for serving as members of the Board.

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

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of June 30, 2001, by (i) all those known by the Company to be beneficial owners of more than 5% of its Common Stock; (ii) all directors; and (iii) all officers and directors of the Company as a group.

Name and Address of Beneficial Owner	No. Shares fully diluted	% ownership
Crossland Ltd. Belize 60 Market Square PO Box 364 Belize City, Belize, Central America	6,312,500	19.14%
Coastal Oil, Ltd. 40 Santa Rita Road Corazal, Belize, Central America	5,937,500	18.00%
Crossland, ltd. 104B Saffrey Square Nassau, Bahamas	5,937,500	18.00%
Eastern Star, Ltd Bay Street Nassau Bahamas	3,280,000	9.95%
Robert E. Wolfe	50,000	0.15%
Joseph N. Noll	0	0.00%

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

n) Employment Agreement, John Teuber, incorporated by reference to the Registrant's report on form 8-K dated March 09, 1998 as Exhibit F

o) Employment Agreement, Nancy Gaylord, dated March 13, 1998 attached hereto as Exhibit 1

p) America United Lease, dated September 23, 1998 incorporated by reference to the Registrant's report form 10-QSB dated November 16, 1998

q) NEC Lease, date November 10, 1998, incorporated by reference to the Registrant's report form 10-QSB dated January 28, 1999 as Exhibit I.

r) Purchase Agreement of 1/29/99, dated January 29, 1999, incorporated by reference to the Registrant's report form 8-K dated February 17, 1999 as Exhibit I

s) Amendment of the Articles of Incorporation dated April 18, 2000, incorporated by reference to the Registrant's 2000 definitive Proxy Statement filed pursuant to Regulation 14 A attached hereto.

t) Sale of Equity Securities of January 12, 2001. Incorporated by reference to the Registrant's report on Form 8-K dated January 12, 2001 also attached hereto. The Company sold to Purchasers (the "Purchasers" as defined in the Purchase Agreement) an amount of three million (3,000,000) shares (the "Regulation S Shares") of the capital stock of AOXY, Inc., ("AOXY") pursuant to the Purchase Agreement ("Purchase Agreement" Exhibit A) in an amount to each Purchaser as set forth on Schedule 1 of the Purchase Agreement attached thereto.   The Regulation S Shares have not been registered under the  Securities Act of 1933, as amended, in reliance on the exemption from registration provided by Rule 903(c)(2) of Regulation S. Consideration for the Regulations S Shares consisted of $125,000 cash and forgiveness of debt.

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

A report on Form 8-K was filed on January 12, 2001 for the Sale of Equity Securities whereby the Company sold to Purchasers (the "Purchasers" as defined in the Purchase Agreement) an amount of three million (3,000,000) shares (the "Regulation S Shares") of the capital stock of AOXY, Inc., ("AOXY") pursuant to the Purchase Agreement ("Purchase Agreement" Exhibit A) in an amount to each Purchaser as set forth on Schedule 1 of the Purchase Agreement attached thereto.   Consideration for the Regulations S Shares consisted of $125,000 cash and forgiveness of debt.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant): ADVANCED OXYGEN TECHNOLOGIES, INC.

Date: September 30, 2001 By (Signature and Title):

/s/ Robert E. Wolfe /s/

-----------------

Robert E. Wolfe

President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 30, 2001 By (Signature and title):

/s/Joseph Noll /s/

-------------------------

Joseph N. Noll

Director

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

_ITEM 7.     FINANCIAL STATEMENTS, PRO FORMA FINANCIAL INFORMATION & EXHIBITS.

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

11. ENTIRE AGREEMENT; AMENDMENT; HEADINGS; COUNTERPARTS.  This Agreement, including the Schedules hereto, all of which are a part hereof, contains the entire understanding of the parties hereto with respect to the subject matter contained herein and therein, supersedes and cancels all prior agreements with respect hereto or thereto and may be amended only by a written instrument executed by the parties or their respective successors or assigns.  There are no restrictions, promises, representations, warranties, agreements or undertakings of any party hereto with respect to the transactions under this Agreement other than those set forth herein or made hereunder in the documents delivered at each Closing.  The section and paragraph headings contained in this Agreement and the description of exhibits attached hereto are for reference purposes only and shall not affect in any way the meaning or interpretation of this Agreement.  This _Agreement may be executed in one or more counterparts and each counterpart shall be deemed to be an original.

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

_

Schedule 1

Purchasers

Name & Address Amount in US Dollars ($) Debt Reduction Amount in US Dollars Number of Shares

Eastern Star, Ltd.

Bay Street, Nassau, Bahamas $113,000.00 Any Claim prior to 12/31/2000 2,712,000

Baldwin Construction Co

Gml. Sandbjerg 79

DK 6000, Kolding Denmark $12,000.00 $0.00 288,000

Total $125,000.00  3,000,000

_

Schedule 4(a)

Subsidiaries of Purchasers/Sellers

NONE

_

Schedule 3(s)

Compliance with Laws (Seller)

Purchaser has not held an annual meeting since October, 1993.

_

 Schedule 3(o)

Directors:

Robert E. Wolfe

Joseph N. Noll

Officers:

Robert E. Wolfe    Chairman of the Board and

      Chief Executive Officer, President, Chief Financial Officer and Director

_

Schedule 3(m)

Contracts of AOXY

AOXY contracts are indicated in its filings on Form 10-KSB, 10-QSB, 8-K and other public filings with the SEC._ EXHIBIT A

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

_EXHIBIT B

RECENT FILINGS