Form 10QSB
period 2001-09-30
ADVANCED OXYGEN TECHNOLOGIES INC
filed 2001-11-15
CIK 352991

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2001

( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT COMMISSION OF 1934
for the Transition period September 30, 2001

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

The number of shares of common stock outstanding as of September 30, 2001 was 32,973,585.
Transitional Small Business Disclosure Format (check one): Yes( ) No( X )

ADVANCED OXYGEN TECHNOLOGIES, INC.

INDEX
PART 1: FINANCIAL INFORMATION 3

Item I: Financial Statements                                     3
Balance Sheet                                                             3
Income Statement                                                      4
Statement of Cash Flow                                            5
Statement of Changes                                               6

Item 2: Management's Discussion and Analysis
of Financial Condition and Results of Operations.   6

PART II 8
Item 1: Legal Proceedings                                         8

SIGNATURE 8

PART 1: FINANCIAL INFORMATION

Item I: Financial Statements for the three months ending September 30, 2001. (Un-audited)

Balance Sheet, September 30, 2001	3 Months
Current Assets
Cash	0.00
Receivables	16,558.91
Inventory
Total Current Assets	16,558.91

Property and equipment
Fixed Assets	911,391.00
Accumulated Depreciation	(911,391.04)
Total Property - Equipment	(0.04)

Other Assets, Deposits	4,092.50

===============================	===========
Total Assets	20,651.37

Liabilities and Capital
Current Liabilities
Accounts Payable	268,896.89
Other Current Liabilities	0
Total Current Liabilities	268,896.89

Long Term Liabilities
Note Payable, Crossfield	114,101.28
Total Long Term Liabilities	114,101.28
================================	===========
Total Liabilities	382,998.17

Capital
Beginning Balance Equity	16,700.00
Preferred Stock	50.00
Common Stock	329,735.85
Paid in Capital	20,490,298.15
Retained Earnings	(21,187,808.61)
Treasury Stock	(7,284.00)
Net Income	(4,038.19)
Total Capital	(362,346.80)

================================	===========
Total Liabilities and Capital	20,651.37

Income Statement for the three month period ending September 30, 2001	3 Months
Revenues
Database Management	2,304.65
Total Revenues	2,304.65

Cost of Sales	0.00

Gross Profit	2,304.65

Expenses
Airline Expense	589.50
Auto	1,767.28
Car Rental	130.92
Employee Benefits	297.65
Hotels	285.31
Cleaning	42.00
Travel- Meals and entertainment	562.10
Office Expense	1350.85
Postage	98.66
rent
taxes
Telephone	462.00
Travel	426.90
Other Expenses	329.67
Total Expenses	6,342.84
================================	===========
Net Income	(4,038.19)

Statement of Cash Flow for the three month period ending September 30, 2001	3 Months

Cash flow from operating activities
Net Income	(4,038.19)

Adjustments to reconcile net income to cash provided by operations
Accumulated Depreciation
Accounts Receivable	(1,395.75)
Accounts Payable
Walter Karl Advance	(908.90)
Total Adjustments	(2,304.65)

================================	===========
Net Cash provided by operations	(6,342.84)

Cash Flows from financing
Proceeds from :
Note Payable Crossfield	6,342.84
Other Long Term Liabilities

Used For:
Note Payable Crossfield
Other Long term Liabilities
Net Cash used in Financing	0

================================	===========
Net Increase (decrease) in cash	0.00

Statement of Changes in Financial Position for the three month period ending September 30, 2001	3 Months

Source of Working Capital
Net Income	(4,038.19)
Add Backs not requiring working capital
Depreciation

Working capital from operations	(4,038.19)

Other Sources
Note Payable Crossfield	6,342.84
Other Long Term Liabilities
Total Sources	2,304.65

Uses of Working Capital
Note Payable Crossfield
Other Long term Liabilites
Total Uses
================================	===========
Net change	(2,304.65)

Analysis of components of change
Increase (decrease) in Current Assets
Accounts Receivable	(417.55)
(Increase) decrease in Current Liabilities
Client Fees Receivables	1,813.30
Walter Karl Advance	908.90
Net Change	(2,304.65)

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

The location in Santa Clarita, CA was the location for operations. The Company has abondoned this facility and the Company's sales staff has been eliminated. Current sales are out-sourced through Walter Karl Inc. and Dunn & Bradstreet (see below). The Company derives its revenues mainly from database management.

The Company has a database management contract with Dunn and Bradstreet, and Walter Karl, Inc., a division of InfoUSA, Inc. whereby, Walter Karl, Inc. will broker the company's database .

During the period, the Company significantly reduced its expenses, reduced or discontinued unprofitable operations, and concentrated on database management. The Company continues it efforts to raise capital to support operations and growth, and is actively searching acquisition or merger with another company that would compliment AOXY or increase its earnings potential.

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

Item 6. Exhibits and Reports on Form 8-K

No Reports on Form 8-K were filed in this period, however, a report on Form 8-K was filed on May 14, 2001, whereby the Company has completed the sale to Purchasers (the "Purchasers" as defined in the Purchase Agreement) an amount of three million (3,000,000) shares (the "Regulation S Shares") of the capital stock of AOXY, Inc., ("AOXY") pursuant to the Purchase Agreement ("Purchase Agreement") in an amount to each Purchaser as set forth on Schedule 1 of the Purchase Agreement attached thereto. This report is contained by reference from the Company's 10KSB for the period ending June 30, 2001.

SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 15, 2001

/s/ Robert E. Wolfe /s/
------------------------------------------
Robert E. Wolfe, Chairman of the Board and
Chief Executive Officer and Principal
Financial Officer