Form 10QSB
period 2001-12-31
ADVANCED OXYGEN TECHNOLOGIES INC
filed 2002-01-29
CIK 352991

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT COMMISSION OF 1934

for the Transition period December 31, 2001

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

The number of shares of common stock outstanding as of December 31, 2001 was 32,973,585.

Transitional Small Business Disclosure Format (check one): Yes( ) No( X )

ADVANCED OXYGEN TECHNOLOGIES, INC.

INDEX
PART 1: FINANCIAL INFORMATION 3

Item I: Financial Statements                                     3
Balance Sheet                                                         3
Income Statement                                                   4
Statement of Cash Flow                                          5
Statement of Changes                                             6

Item 2: Management's Discussion and Analysis
of Financial Condition and Results of Operations.   6

PART II 8
Item 1: Legal Proceedings                                       8

SIGNATURE 8

PART 1: FINANCIAL INFORMATION

Item I: Financial Statements for the three months ending December 31, 2001. (Un-audited)

Balance Sheet, December 31, 2001	3 Months
Current Assets
Cash	0.00
Receivables	16,558.91
Inventory
Total Current Assets	16,558.91

Property and equipment
Fixed Assets	911,391.00
Accumulated Depreciation	(911,391.04)
Total Property - Equipment	(0.04)

Other Assets, Deposits	4,092.50

===============================	===========
Total Assets	20,651.37

Liabilities and Capital
Current Liabilities
Accounts Payable	270,026.89
Other Current Liabilities	0
Total Current Liabilities	270,026.89

Long Term Liabilities
Note Payable, Crossfield	468,579.51
Total Long Term Liabilities	468,579.51
================================	===========
Total Liabilities	738,606.40

Capital
Beginning Balance Equity	16,700.00
Preferred Stock	50.00
Common Stock	329,735.85
Paid in Capital	20,490,298.15
Retained Earnings	(21,187,808.61)
Treasury Stock	(7,284.00)
Net Income	(359,646.42)
Total Capital	(717,955,03)

================================	===========
Total Liabilities and Capital	20,651.37

Income Statement for the three month period ending December 31, 2001	3 Months
Revenues
Database Management	0.00
Total Revenues	0.00

Cost of Sales	0.00

Gross Profit	0.00

Expenses
Airline Expense
Auto
Car Rental	130.81
Employee Benefits	126.08
Hotels	75.05
Cleaning	9.0
Travel- Meals and entertainment	363.66
Office Expense	628.74
Postage	222.08
rent
Share/Transfer Agent Expense	2,100.00
Telephone	702.15
Travel	997.70
Other Expenses	215.70
Total Expenses	5,608.23
================================	===========
Net Income	(5,608.23)

Statement of Cash Flow for the three month period ending December 31, 2001	3 Months

Cash flow from operating activities
Net Income	(5,608.23)

Adjustments to reconcile net income to cash provided by operations
Accumulated Depreciation
Accounts Receivable
Accounts Payable	1,130.00
Walter Karl Advance
Total Adjustments	1,130.00

================================	===========
Net Cash provided by operations	(4,478.23)

Cash Flows from financing
Proceeds from :
Note Payable Crossfield	4,478.23
Other Long Term Liabilities

Used For:
Note Payable Crossfield
Other Long term Liabilities
Net Cash used in Financing	0

================================	===========
Net Increase (decrease) in cash	0.00

Statement of Changes in Financial Position for the three month period ending December 31, 2001	3 Months

Source of Working Capital
Net Income	(5,608.23)
Add Backs not requiring working capital
Depreciation

Working capital from operations	(5,608.23)

Other Sources
Note Payable Crossfield	4,478.23
Other Long Term Liabilities
Total Sources	(1,130.00)

Uses of Working Capital
Note Payable Crossfield
Other Long term Liabilities
Total Uses
================================	===========
Net change	(1,130.00)

Analysis of components of change
Increase (decrease) in Current Assets
Accounts Receivable
(Increase) decrease in Current Liabilities	(1,130.00)
Client Fees Receivables
Walter Karl Advance
Net Change	(1,130.00)

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

On December 31, 2000, AOXY entered into an agreement with Eastern Star, ltd, and Baldwin Construction Co (the "Purchasers") whereby  the Purchasers will buy three million shares of capital stock of AOXY for one hundred and twenty five thousand dollars pursuant to a purchase agreement ("Purchase Agreement"). The Company has concluded the issuance and delivery of the shares pursuant to the Purchase Agreement. In addition, the Company received a request from Ann Sejeroe for a conversion of her 1 Preferred Share number P 0002 issued April 16, 1998, and in accordance with the restrictions, terms and conditions, as evidenced on the reverse side of the share certificate, the Company issued 333,333 shares bearing a restrictive legend.

The location in Santa Clarita, CA was the location for operations. The Company has abandoned this facility and the Company's sales staff has been eliminated. Current sales are out-sourced through Walter Karl Inc. and Dunn & Bradstreet (see below). The Company derives its revenues mainly from database management.

The Company has a database management contract with Dunn and Bradstreet, and Walter Karl, Inc., a division of InfoUSA, Inc. whereby, Walter Karl, Inc. will broker the Company's database .

During the period, the Company significantly reduced its expenses. The Company was severely impacted by the events of September 11, 2001, and the economic downturn during 2001. The Company continues it efforts to raise capital to support operations and growth, and is actively searching acquisition or merger with another company that would compliment AOXY or increase its earnings potential. The Company has had discussions with candidates, and has had no success in securing negotiations or a transaction. Further, the Company's financial position makes it difficult for the Company to continue operations. The foregoing raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on the attainment of profitable operations and meeting its obligations on a timely basis, which during this period, the Company has not been able to do.

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

Date: January 15, 2002

/s/ Robert E. Wolfe /s/
------------------------------------------
Robert E. Wolfe, Chairman of the Board and
Chief Executive Officer and Principal
Financial Officer