Form 10QSB
period 2002-03-31
ADVANCED OXYGEN TECHNOLOGIES INC
filed 2002-05-15
CIK 352991

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT COMMISSION OF 1934

for the Transition period March 31, 2002

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

C/O Crossfield, Inc., 133 W 13th Street, New York, NY 10011
-------------------------------------------------------
(Address of principal executive offices)

C/O Crossfield, Inc. (212)-727-7085
---------------------------------------------------
(Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filled by Section 13 or 15(d)
of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No

The number of shares of common stock outstanding as of March 31, 2002 was 32,973,585.

Transitional Small Business Disclosure Format (check one): Yes( ) No( X )

ADVANCED OXYGEN TECHNOLOGIES, INC.

PART 1: FINANCIAL INFORMATION

Item I: Financial Statements for the three months ending March 31, 2002. (Un-audited)

Balance Sheet, March 31, 2002	3 Months
Current Assets
Cash	0.00
Receivables	16,558.91
Inventory
Total Current Assets	16,558.91

Property and equipment
Fixed Assets	911,391.00
Accumulated Depreciation	(911,391.04)
Total Property - Equipment	(0.04)

Other Assets, Deposits	4,092.50

===============================	===========
Total Assets	20,651.37

Liabilities and Capital
Current Liabilities
Accounts Payable	270,026.89
Other Current Liabilities	0
Total Current Liabilities	270,026.89

Long Term Liabilities
Note Payable, Crossfield	468,579.51
Note Payable, Director	4,975.03
Total Long Term Liabilities	473,581.43
================================	===========
Total Liabilities	743,581.43

Capital
Beginning Balance Equity	16,700.00
Preferred Stock	50.00
Common Stock	329,735.85
Paid in Capital	20,490,298.15
Retained Earnings	(21,187,808.61)
Treasury Stock	(7,284.00)
Net Income	(364,621.45)
Total Capital	(722,930.06)

================================	===========
Total Liabilities and Capital	20,651.37

Income Statement for the three month period ending March 31, 2002	3 Months
Revenues
Database Management	0.00
Total Revenues	0.00

Cost of Sales	0.00

Gross Profit	0.00

Expenses
Airline Expense	542.95
Auto	658.28
Car Rental	175.01
Employee Benefits	126.08
Hotels	824.38
Cleaning	22.73
Travel- Meals and entertainment	524.49
Office Expense	466.34
Postage	244.05
rent	0
Share/Transfer Agent Expense	0
Telephone	604.34
Travel	430.50
Other Expenses	355.88
Total Expenses	4,975.03
================================	===========
Net Income	(4,975.03)

Statement of Cash Flow for the three month period ending March 31, 2002	3 Months

Cash flow from operating activities
Net Income	(4,975.03)

Adjustments to reconcile net income to cash provided by operations
Accumulated Depreciation
Accounts Receivable
Accounts Payable
Walter Karl Advance
Total Adjustments

================================	===========
Net Cash provided by operations	(4,975.03)

Cash Flows from financing
Proceeds from :
Note Payable Director	4,975.03
Other Long Term Liabilities

Used For:
Note Payable Crossfield
Other Long term Liabilities
Net Cash used in Financing	4,975.03

================================	===========
Net Increase (decrease) in cash	0.00

Statement of Changes in Financial Position for the three month period ending March 31, 2002	3 Months

Sources of Working Capital
Net Income
(4,975.03)
Add Backs not requiring working capital

Depreciation

Working capital from operations	(4,975.03)

Other Sources
Note Payable Directors
4,975.03
Other Long Term Liabilities

Total Sources	0

Uses of Working Capital
Note Payable Crossfield
Other Long term Liabilities
Total Uses
================================	===========
Net change	0

Analysis of components of change
Increase (decrease) in Current Assets
Accounts Receivable
(Increase) decrease in Current Liabilities
Client Fees Receivables
Walter Karl Advance
Net Change

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Company maintains a large database ("Database") of business contacts that have participated in conference events. The Database was obtained through acquisition and the Company's activities of marketing events and producing CD-ROMS for clients. The Company maintains and updates over 100 contact fields on a quarterly basis.

AOXY has a database management contract with Dun and Bradstreet, ("DB") and Walter Karl, Inc., a division of InfoUSA, Inc. ("WK") whereby, Walter Karl, Inc. will broker the Company's Database . Walter Karl's function is to market and rent the data contained in the Database. This is available in one of two formats: on a one time basis, or a 'database' basis whereby the customer will commit to a minimum number of contact names. The majority of the customers using the Database through WK are direct business to business marketers. WK receives a fee for each sale.

AOXY has an agreement with Dun and Bradstreet whereby DB will update, correct, append, and offer deletions to the Database. DB will evaluate the Database each time, and has the option to purchase contacts on a case by case as they see fit, in which case AOXY would receive a fee. Correspondingly, should AOXY, rent, sell or otherwise profit from registered DB information, AOXY would pay a fee to DB. To date, AOXY has not sold any registered DB information.

The location in Santa Clarita, CA was the location for operations. The Company has abandoned this facility and the Company's sales staff has been eliminated. Currently, a Director of the Company allows the Company to maintain its books, records and operations at the Director's office.

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

Historical Operations:

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

Item 6. Exhibits and Reports on Form 8-K

A report on Form 8-K was filed on February 14, 2002 and reported under Item 5, on November 02, 2001, that the Company's location, and location of books and records has changed from Advanced Oxygen Technologies, Inc. 26883 Ruether Avenue, Santa Clarita, CA, 91351 ("CA Location") to Advanced Oxygen Technologies, Inc. c/o Crossfield, Inc. 133 W 13th Street, Suite #5, New York, NY 10011, Telephone (212)-727-7085, Fax (208)-439-5488. This location is co-located with a related business of a director. In addition, the Company reported that On August 01 2001, America United Enterprises, Inc filed a notice pursuant to Section 1951.3 of the Civil Code concerning the real property lease by the Company at 26883 Ruether Avenue, Santa Clarita CA whereby the real property at the location will be deemed abandoned and the lease will terminate on August 14 2001 unless certain conditions were met. As of November 02, 2001, America United Enterprises has terminated the lease. See Exhibit A.

SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 13, 2002

/s/ Robert E. Wolfe /s/
------------------------------------------
Robert E. Wolfe, Chairman of the Board and
Chief Executive Officer and Principal
Financial Officer

Exhibit A

================================================================================

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
-----------------------------
FORM 8-K

CURRENT REPORT

Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

November 02, 2001
(Date of Earliest Event Reported)

ADVANCED OXYGEN TECHNOLOGIES, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware 000-09951 91-1143622
(State of Incorporation) (Commission File No.) (I.R.S. Employer
Identification No.)

C/O Crossfield Incorporated
133 West 13th St. Suite #5
New York, NY 10011
(Address of Principal Executive Offices)

Registrant's Telephone Number: (212) 727-7085

26883 Ruether Avenue
Santa Clarita, CA, 91351
(Former Address)

================================================================================

ITEM 5: EVENTS: CHANGE IN ADDRESS OF COMPANY

The Company's location, and location of books and records has changed from
Advanced Oxygen Technologies, Inc. 26883 Ruether Avenue, Santa Clarita, CA,
91351 ("CA Location") to Advanced Oxygen Technologies, Inc. c/o Crossfield, Inc.
133 W 13th Street, Suite #5, New York, NY 10011, Telephone (212)-727-7085, Fax
(208)-439-5488. This location is co-located with a related business of the president, Robert E. Wolfe.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: February 13, 2002. ADVANCED OXYGEN TECHNOLOGIES, INC.

BY:/s/ Robert E. Wolfe
-------------------------------
Robert E. Wolfe
President