Form 10KSB
period 2002-06-30
ADVANCED OXYGEN TECHNOLOGIES INC
filed 2002-09-26
CIK 352991

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR

15 (d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2002

Commission file number 0-9951

ADVANCED OXYGEN TECHNOLOGIES, INC.

(Name of small business Issuer in its charter)

Delaware 91-1143622

(State of incorporation) (I.R.S. Employer Identification No.)

C/O Crossfield, Inc. 133 W 13th St., New York, NY 10011

(Address of principal executive offices) (Zip Code)

212-727-7085

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

Yes [ X ] No[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ X ]

For the year ended June 30, 2002, Issuer's revenues were $8,834

The aggregate market value of Common Stock at June 30, 2002 held by non-affiliates approximated $114,560.85 based upon the average bid and asked prices for a share of Common Stock on that date. For purposes of this calculation, persons owning 10% or more of the shares of Common Stock are assumed to be affiliates, although such persons are not necessarily affiliates for any other purpose. As of June 30, 2002, there were 32,973,585 issued and outstanding shares of the registrant's Common Stock, $.01 par value.

Transitional Small Business Disclosure Format (check one):

Yes[ ] No [ X ]

Table of Contents

PART I
ITEM 1- DESCRIPTION OF BUSINESS

THE PATENT SALE

STOCK ACQUISITION AGREEMENT, 12/18/97
PURCHASE AGREEMENT, 12/18/97

WAIVER AGREEMENT, 12/18/97

CHANGE OF DIRECTORS

TRUST AGREEMENT, 12/18/97

ACQUISITION OR DISPOSITION OF ASSETS, MARCH 09,1998.

TEUBER EMPLOYMENT AGREEMENT TERMINATION

SET OFF OF PROMISSORY NOTE, 9/4/98

GAYLORD EMPLOYMENT AGREEMENT TERMINATION

CALIFORNIA FACILITIES, 9/30/98

DEMAND FOR INDEMNIFICATION, 12/9/98

PURCHASE AGREEMENT OF 1/29/99

ARTICLES OF INCORPORATION AMENDMENT OF 04/18/2000

PURCHASE AGREEMENT OF 01/12/2001

EMPLOYEES

ITEM 2. DESCRIPTION OF PROPERTY

ITEM 3. LEGAL PROCEEDINGS

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II
ITEM 5. MARKET OF REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS *

ITEM 6. PLAN OF OPERATION.

BUSINESS PLAN

CLIENT AND INDUSTRY REPRESENTATION

FORWARD LOOKING STATEMENTS

ITEM 7. AUDITED FINANCIAL STATEMENTS

BALANCE SHEETS

STATEMENTS OF INCOME AND ACCUMULATED DEFICIT

STATEMENTS OF CASH FLOWS

STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

NOTES TO FINANCIAL STATEMENTS

ITEM 8. Changes in and Disagreements with Accounts on Accounting and Financial Disclosure

PART III
ITEM 9. Directors and Officers of the Registrant

ITEM 10. Executive Compensation

OPTION GRANTS DURING 1999; VALUE OF OPTIONS AT YEAR-END

Compensation Committee Report

Compensation Philosophy

Base Salary

Stock Option Awards

Board of Directors Compensation

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

ITEM 12. Certain Relationships and Related Transactions

ITEM 13. Exhibits and Reports on Forms 8-K
Exhibits
SIGNATURES

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

Company/Individual	Number of Shares	Percent Ownership
Robert E. Wolfe	50,000	0.17%
Crossland (Belize)	6,312,500	21.30%
Triton International	375,000	1.26%
Coastal Oil, Ltd	5,937,500	20.03%
Crossland Ltd	5,937,500	20.03%
Eastern Star, Ltd	5,937,500	20.03%

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

CALIFORNIA FACILITIES, 9/30/98

The Company entered into a lease agreement as contained in Exhibit I of the registrants SEC Form 10-QSB for the period ending September 30, 1998 with America-United Enterprises Inc. ("Landlord") on October 01, 1998 and took possession of 4,700 s.f. of premises on November 06,1998 in Santa Clarita for its CA location. As of June 30, 2001 the Company had abandoned the premises and had begun negotiations with the Landlord for release of the remaining lease obligation of the Company.

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

EMPLOYEES

As of June 30, 2002 the Company had a total of 1 employees.

ITEM 2. DESCRIPTION OF PROPERTY

The assets of the Company consist solely of databases.

ITEM 3. LEGAL PROCEEDINGS

During the period ending June 30, 2002, there were no new issued, pending or threatened legal actions.

Previously, the Company was a party to the following legal proceedings:

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the period ending June 30, 2002, there were no matters submitted to security holders for a vote.

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

Fiscal Year Ended June 30, 2001	High	Low
First Quarter	0.07	0.022
Second Quarter	0.04	0.009
Third Quarter	0.025	0.007
Fourth Quarter	0.04	0.009
Fiscal Year Ended June 30, 2002	High	Low
First Quarter	0.015	0.006
Second Quarter	0.014	0.006
Third Quarter	0.025	0.003
Fourth Quarter	0.028	0.002

At September 24, 2002, the closing bid price of the Company's Common Stock as reported by the National Quotation Bureau, Inc, was $0.01

ITEM 6. PLAN OF OPERATION.

BUSINESS PLAN

The Company currently shares its location with a related company of the President of the Company.

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

During the fiscal year ending June 30, 2002, the Company significantly reduced its expenses, reduced or discontinued unprofitable operations, and concentrated on database management. The Company continues it efforts to raise capital to support operations and growth, and is actively searching acquisition or merger with another company that would compliment AOXY or increase its earnings potential.

CLIENT AND INDUSTRY REPRESENTATION

During this reporting period all orders and sales were completed trough outsourced sales. AOXY has 1 active customer for Database Management. AOXY sells, updates and/or rents database information.

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

ITEM 7. AUDITED FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

AND REPORT OF

CERTIFIED PUBLIC ACCOUNTANTS

ADVANCED OXYGEN TECHNOLOGIES, INC.

June 30, 2002 and 2001

CONTENTS

Page
Report of Independent Certified Public Accountants	1
Financial Statements
Balance Sheets
2
Statements of Operations and Accumulated Deficit
3
Statements of Cash Flows
4
Statements of Stockholders’ Deficiency
5
Notes to Financial Statements	6-13

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders

Advanced Oxygen Technologies, Inc.

We have audited the accompanying balance sheet of Advanced Oxygen Technologies, Inc. as of June 30, 2002 and 2001 and the related statements of operations and accumulated deficit, cash flows and stockholders' deficiency for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Oxygen Technologies, Inc. as of June 30, 2002 and 2001 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred operating losses of $389,378 and $29,907 respectively during the fiscal years ended June 30, 2001 and 2002, and as of those dates, the Company's current liabilities exceeded its current assets by $254,643 and $264,180, respectively. The foregoing raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on the attainment of profitable operations and meeting its obligations on a timely basis. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Bernstein Pinchuk & Kaminsky LLP

New York, New York

September 23, 2002

Advanced Oxygen Technologies, Inc.

BALANCE SHEETS

Assets	June 30, 2002	June 30 2001
Current Assets
Cash	$	$
Database management receivable	6,529	14,228
Accounts receivable, net of allowances of $1295 (Note 3)		935
Inventory (Note 3)
Total Current Assets	6,529	17,887

Property and Equipment-at cost, net of
accumulated depreciation and amortization (Notes 3 and 4)
Other Assets
Security Deposits		4,093

TOTAL ASSETS	$ 6,529	19,256

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable	$ 224,149	223,246
Payroll and sales taxes payable	36,225	36,225
Corporation taxes payable	3,960	3,960
Accrued salaries and expenses	6,375	6,375
Total Current Liabilities	270,709	269,806

LONG TERM LIABILITIES
Due to affiliate (Note 7)	118,579	107,758
Other long term liabilities - due to officer (Note 7)	5,456
	124,035	107,758
COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS; DEFICIENCY- (Notes 1 &2)
Convertible preferred stock, Series 2, par value $0.01; authorized
10,000,000 shares; issued and outstanding 5,000 shares
liquidating preference $25,000	50	50
Convertible preferred stock, Series 3, par value $0.01; authorized and issued, 1,670,000 shares	16,700	16,700
Convertible preferred stock, Series 4; issued and outstanding, 2 shares
Convertible preferred stock, Series 5; issued and outstanding, 1 share
Common Stock/ par value $0.01; authorized, 90,000,000 shares;
issued and outstanding, 29,640,252 shares	329,736	329,736
Additional paid in capital	20,490,298	20,490,298
Accumulated deficit	(21,217,715)	(21,187,808)
Less treasury stock, at cost-1,670,000 shares of convertible
preferred stock, Series 3	(7,284)	(7,284)

Total	(388,215)	(358,308)

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$ 6,529	19,256

See the accompanying accountants' report and notes to financial statements

Advanced Oxygen Technologies, Inc.

STATEMENTS OF INCOME AND ACCUMULATED DEFICIT

Years Ended June 30,
	2002	2001
Revenues (Note 1)
Database Management/consulting	$ 8,834	49,296
Total Revenues	8,834	49,296

Costs and expenses
Cost of products		13,122
Professional Fees	562	5,938
Rent (Note 6)	4,093	53,960
Telephone	1,768	3,314
Office supplies	2,512	2,095
Travel	4,953	12,382
Utilities	122	22
Transfer Agent expense	2,220	2,180
Depreciation and amortization (Notes 3,4,5)	-	151,447
Postage Printing and reproduction	565	758
Bank and credit card charges	1	2
Corporate Franchise Tax	-	800
Other costs and expenses	5,386	15,861
Total Costs	22,182	261,881

Loss from operations before other income (expenses)
income tax expense	(13,348)	(212,585)

Other income (expenses)
Interest Expense	-	(2,778)
Bad debt expense	(16,559)	-
Abandonment of Furniture and Equipment (Note 1)	-	(174,015)
Total Other income (expense)	(16,559)	(176,793)

NET (LOSS) INCOME	(29,907)	(389,378)
Accumulated deficit at beginning of year	(21,187,808)	(20,798,430)
Accumulated deficit at end of year	$(21,217,715)	(21,187,808)

Net Loss	0.00	0.01

NET LOSS	$ 0.00	0.01
See the accompanying accountants' report and notes to financial statements
-3-

STATEMENTS OF CASH FLOWS

Years Ended June 30,

	2002	2001
Cash flows from operating activities
Net (loss) income	$ (29,907)	(389,378)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	-	151,447
Abandonment of furniture and equipment	-	174,015
Changes in operating assets and liabilities
Decrease in accounts receivable	8,634	(10,442)
Increase in inventories	-	13,122
Increase in other assets
Increase in accounts payable	903	23,294
Security deposit applied to rent expense	4,093
Net cash provided by operating activities	(16,277)	(37,942)

Cash flow from investing activities:
Cash payments for the purchase of property		-
Net cash used in investing activities		-

Cash flow from financing activities:
Proceeds from issuance of long-term debt	-
Loans from affiliate		37,898
Cash payment for purchase of treasury stock	10,821
Proceeds from employee deferred savings	5,456
Net cash provided by financing activities	16,277	37,898

NET INCREASE IN CASH	-	(44)

Cash and equivalents, beginning of year	-	44
Cash and equivalents, end of year	$ -	$ -

Supplemental Disclosures:
Interest Expense paid	$ -	$ 2,779

See the accompanying accountants' report and notes to financial statements

STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

Years Ended June 30,

Common stock, par value $0.01, authorized, 90,000,000 shares; issued and outstanding as follows:	2002	2001
Balance at beginning of year 32, 973, 585 and 29,649,252 shares	$ 329,736	$ 296,403
Issued during year to unrelated parties for reduction in Company’s balance due to affiliate, 3,000,000 shares	-	30,000
Issued for 1 class 5 preferred stock share, 333,333 shares	-	3,333
Balance at end of year 32, 973, 585 shares	329,736	329,736

Additional paid in capital
Balance at beginning of year	$ 20,490,298	$ 20,398,631
Excess of reduction in due to affiliate over par value of shares issued	-	95,000
Par Value of common stock exchanged for preferred share	-	(3,333)
Balance at End of Year	$ 20,490,298	$ 20,490,298

Accumulated deficit:
Balance at beginning of year	$ (21,187,808)	$ (20,798,430)
Net loss for the year	(29,907)	(389,378)
Balance at the end of year	$ (21,217,715)	$ (21,187,808)

Other stockholders’ deficiency accounts (no change during year)

Convertible preferred stock, net of treasury stock (see balance sheet)	9,466	9,466

Stockholders’ deficiency at end of year	$ (388,215)	$ (358,308)

See the accompanying accountants’ report and notes to financial statements

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

ORGANIZATION:Advanced Oxygen Technologies, Inc. (formerly Aquanautic Corporation) (the "Company") was a specialty materials company in the development stage (as defined by the Financial Accounting Standards Board ("FASB") in Statement of Financial Accounting Standards ("SFAS") no. 7, "Accounting and Reporting by Development Stage Enterprises"). The Company's core technology consisted of a variety of materials, which have a high affinity for oxygen. Through 1993 the Company also conducted research through funding from various government agencies such as the office of Naval Research and from Small Business Innovative Research ("SBIR") grants, as well as through its own internally generated funds.

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

After the Company purchased the assets of IMA in March 1998, the Company began its current operations of database management and CD-ROM production/sales. During the year ended June 30, 2002 and 2001 all of the Company's revenues were from a single customer.

The following is a description of these business activities:

NOTE 1 - (continued)

Database Management:

The Company consults clients in effective marketing with databases and database management.

NOTE 2 - GOING CONCERN AND BASIS OF PRESENTATION:

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As shown in the financial statements, the Company incurred a large operating loss and had negative working capital at June 30, 2002 and 2001. Furthermore, during the year ended June 30, 2002 corporate revenues were only $8,834 and at June 30, 2002 total assets were only $6,529. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Income Taxes:

The Company accounts for income taxes under the asset and liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is required when it is less likely than not that the Company will be able to realize all or a portion of its deferred tax assets. Because it is doubtful that the net operating losses of recent years will ever be used, a valuation allowance has been recognized equal to the tax benefit of net operating losses generated.

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

The Company provided for depreciation and amortization using the straight-line method over the estimated useful lives or the term of the lease, whichever is shorter, as follows:

Furniture and fixtures 5 years

Office equipment 5 years

Computers and computer equipment 5 years

Capitalized leased equipment 5 years

Capitalized database cost 3 years

During the year ended June 30, 2001 the Company abandoned its furniture and equipment, resulting in a charge to operations of $174,015.

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

Depreciation and amortization expense for the years ended June 30, 2001 was $151,447. As stated in Note 3, the Company abandoned its furniture and equipment during the year ended June 30, 2001.

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

Minimum annual non-cancelable commitments under the lease are as follows:

Year Ended June 30,
2002 $ 56,052
2003 58,904
2004 19,952

Total $134,908

At June 30, 2001, the Company had not paid $17.860 rent due under this lease. Subsequent to June 30, 2001, the Company vacated the premises. Rent expense under this lease aggregated $53,960 during the year ended June 30, 2002. The Company was negotiating with the landlord to obtain a release from the balance of the lease in exchange for payments of balances owing.

NOTE 7 - DUE TO AFFILIATE

Due to affiliate at June 30, 2002 and 2001 consisted of advances payable to Crossfields, Inc., a related party, which are not collateralized, non-interest bearing, and payable upon demand, however, the Company does not expect to make payment within one year. During the year ended June 30, 2001 this affiliate reduced the Company’s debt to it by $125,000 in exchange for receiving $125,000 paid by unaffiliated purchasers of 3,000,000 shares of the Company’s newly issued common stock. During the year ended June 30, 2002 the Company borrowed $5,456 to meet expenses from an officer. This balance is not collateralized, non-interest bearing and payable upon demand.

NOTE 8 - INCOME TAXES

The current provision for income taxes for the year ended June 30,2001 is the minimum tax due to the State of California. The Company ceased operations in California that year.

As of June 30, 2002, the Company had federal and state net operating loss carry forwards of approximately $12,500,000 of which approximately $1,700,000 may be utilized to offset future taxable income. Section 382 of the Internal Revenue Code imposes substantial restrictions on the utilization of net operating loss and tax credit carry forwards when a change in ownership occurs. No deferred tax debits have been recorded because it is considered unlikely that they will be realized. The loss carry-forwards will expire during the fiscal years ended June 30 as follows:

2012	$ 564,000
2018	236,000
2019	548,000
2020	351,000
2021	29,000
Total	$ 1,728,000

The overall effective tax rate differs from the federal statutory tax rate of 34% due to operating losses and other deferred assets not providing benefit for income tax purposes.

NOTE 9 - SHAREHOLDERS' EQUITY:

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

Note 9 - (continued)

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

ITEM 9. Directors and Officers of the Registrant

Set forth below is information regarding the Company's directors and executive officers, including information furnished by them as to their principal occupations for the last five years, other directorships held by them and their ages as of June 30, 2002. All directors are elected for one-year terms, which expire as of the date of the Company's annual meeting.

Name	Age	Position	Director Since:
Robert E. Wolfe	39	Chairman of the Board and CEO	1997
Joseph N. Noll	79	Director	1997

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

ITEM 10. Executive Compensation

Robert Wolfe, Chairman and CEO has waived his $350,000 annual for the year ending June 30, 2002. No officer or director received any compensation from the Company during the last fiscal year. The Company paid no bonuses in the last three fiscal years ended June 30, 2002 to officers or other employees. Prior to the Stock Acquisition of December 12, 1997, the Company's Chief executive officer and Chairman of the Board was Harry Edelson. Mr. Edelson received no compensation during the fiscal year ending June 30, 2002.

The following table sets forth the total compensation paid or accrued to its Chief Executive Officer, Robert E. during the fiscal year ending June 30, 2002. There were no other corporate officers in any of the last three fiscal years.

Executive Compensation

Name	Yr.	Salary	Bonus	Other Compensation	Restricted Awards	LTIP Awards	Other
Robert E. Wolfe	2001	0	0	0	0	0	0

OPTION GRANTS DURING 1999; VALUE OF OPTIONS AT YEAR-END

The following tables set forth certain information covering the grant of options to the Company's Chief Executive Officer, Mr. Robert E. during the fiscal year ended June 30, 2002 and unexercised options held as of that date. Mr. Wolfe did not exercise any options during fiscal 2002.

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

Board of Directors Compensation

As of June 30, 2002 the directors did not receive any compensation for serving as members of the Board.

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

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of June 30, 2002, by (i) all those known by the Company to be beneficial owners of more than 5% of its Common Stock; (ii) all directors; and (iii) all officers and directors of the Company as a group.

Name and Address of Beneficial Owner	No. Shares fully diluted	% ownership
Crossland Ltd. Belize 60 Market Square PO Box 364 Belize City, Belize, Central America	6,312,500	19.14%
Coastal Oil, Ltd. 40 Santa Rita Road Corazal, Belize, Central America	5,937,500	18.00%
Crossland, ltd. 104B Saffrey Square Nassau, Bahamas	5,937,500	18.00%
Eastern Star, Ltd Bay Street Nassau Bahamas	3,280,000	9.95%
Robert E. Wolfe	90,000	0.27%
Joseph N. Noll	0	0.00%

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

  Sale of Equity Securities of January 12, 2001. Incorporated by reference to the Registrant’s report on Form 8-K dated January 12, 2001 also attached hereto. The Company sold to Purchasers (the "Purchasers" as defined in the Purchase Agreement) an amount of three million (3,000,000) shares (the "Regulation S Shares") of the capital stock of AOXY, Inc., ("AOXY") pursuant to the Purchase Agreement ("Purchase Agreement" Exhibit A) in an amount to each Purchaser as set forth on Schedule 1 of the Purchase Agreement attached thereto.   The Regulation S Shares have not been registered under the  Securities Act of 1933, as amended, in reliance on the exemption from registration provided by Rule 903(c)(2) of Regulation S. Consideration for the Regulations S Shares consisted of $125,000 cash and forgiveness of debt.

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

A report on Form 8-K was filed on January 12, 2001 for the Sale of Equity Securities whereby the Company sold to Purchasers the "Purchasers" as defined in the Purchase Agreement) an amount of three million (3,000,000) shares (the "Regulation S Shares") of the capital stock of AOXY, Inc., ("AOXY") pursuant to the Purchase Agreement ("Purchase Agreement" Exhibit A) in an amount to each Purchaser as set forth on Schedule 1 of the Purchase Agreement attached thereto.   Consideration for the Regulations S Shares consisted of $125,000 cash and forgiveness of debt.

A report on Form 8-K was filed on February 14, 2002 (Exhibit 1, contained herein) giving notice of the change of the Company's location, and location of books and records from Advanced Oxygen Technologies, Inc. 26883 Ruether Avenue, Santa Clarita, CA, 91351 ("CA Location") to Advanced Oxygen Technologies, Inc. c/o Crossfield, Inc. 133 W 13th Street, Suite #5, New York, NY 10011, Telephone (212)-727-7085, Fax (208)-439-5488. This location is co-located with a related business of the president, Robert E. Wolfe.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant): ADVANCED OXYGEN TECHNOLOGIES, INC.

Date: September 26, 2002 By (Signature and Title):

/s/ Robert E. Wolfe /s/

-----------------

Robert E. Wolfe

President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 26, 2002 By (Signature and title):

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
133 West 13th St. Suite #5
New York, NY 10011
(Address of Principal Executive Offices)

Registrant's Telephone Number: (212) 727-7085

26883 Ruether Avenue
Santa Clarita, CA, 91351
(Former Address)

=====================================================================

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