Form 10QSB
period 2002-09-30
ADVANCED OXYGEN TECHNOLOGIES INC
filed 2002-10-08
CIK 352991

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT COMMISSION OF 1934

for the Transition period September 30, 2002

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

The number of shares of common stock outstanding as of September 30, 2002 was 32,973,585.

Transitional Small Business Disclosure Format (check one): Yes( ) No( X )

ADVANCED OXYGEN TECHNOLOGIES, INC.

PART 1: FINANCIAL INFORMATION

Item I: Financial Statements for the three months ending September 30, 2002. (Un-audited)

Balance Sheet, September 30, 2002	3 Months
Current Assets
Cash	0
Receivables	6,529
Inventory
Total Current Assets	6,529

Property and equipment
Fixed Assets	911,391
Accumulated Depreciation	(911,391)
Total Property - Equipment	(0)

Other Assets, Deposits	0

===============================	===========
Total Assets	6,529

Liabilities and Capital
Current Liabilities
Accounts Payable	225,359
Other Current Liabilities	42,599
Total Current Liabilities	267,958

Long Term Liabilities
Note Payable, Crossfield	129,630
Note Payable, Director	5,456
Total Long Term Liabilities	135,086
================================	===========
Total Liabilities	403,044

Capital
Beginning Balance Equity	16,700
Preferred Stock	50
Common Stock	329,736
Paid in Capital	20,490,298
Retained Earnings	(21,220,715)
Treasury Stock	(7,284)
Net Income	(5,301)
Total Capital	(396,516)

================================	===========
Total Liabilities and Capital	6,529

Income Statement for the three month period ending September 30, 2002	3 Months
Revenues
Database Management	0
Total Revenues	0

Cost of Sales	0

Gross Profit	0

Expenses
Airline Expense	437
Auto	118
Car Rental	62
Employee Benefits	27
Hotels	45
Cleaning	35
Travel- Meals and entertainment	786
Office Expense	546
Postage	449
Telephone	1,236
Travel	1,425
Other Expenses	135
Total Expenses	5,301
================================	===========
Net Income	(5,301)

Statement of Cash Flow for the three month period ending September 30, 2002	3 Months

Cash flow from operating activities
Net Income	(5,301)

Adjustments to reconcile net income to cash provided by operations
Accounts Payable	(5,750)
Total Adjustments	(5,750)

================================	===========
Net Cash provided by operations	(11,051)

Cash Flows from financing
Proceeds from:
Note Payable, Crossfield, Inc.	11,051
Other Long Term Liabilities

Used For:
Net Cash used in Financing	11,051

================================	===========
Net Increase (decrease) in cash	0

Statement of Changes in Financial Position for the three month period ending September 30, 2002	3 Months

Sources of Working Capital
Net Income	(5,301)
Add Backs not requiring working capital
Depreciation

Working capital from operations	(5,301)

Other Sources
Note Payable, Crossfield, Inc.	11,051
Other Long Term Liabilities
Total Sources	5,750

Uses of Working Capital

Total Uses	0
================================	===========
Net change	5,750

Analysis of components of change
Increase (decrease) in Current Assets
(Increase) decrease in Current Liabilities:
Accounts Payable	5,750
Net Change	5,750

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Company maintains a database ("Database") of business contacts that have participated in conference events. The Database was obtained through acquisition and the Company's activities of marketing events and producing CD-ROMS for clients. The Company maintains and updates contact fields on a quarterly basis.

AOXY has a database management contract with Dun and Bradstreet, ("DB") and Walter Karl, Inc., a division of InfoUSA, Inc. ("WK") whereby, Walter Karl, Inc. will broker the Company's Database. Walter Karl's function is to market and rent the data contained in the Database. This is available in one of two formats: on a one time basis, or a 'database' basis whereby the customer will commit to a minimum number of contact names. The majority of the customers using the Database through WK are direct business to business marketers. WK receives a fee for each sale. During the year ending June 30, 2002 Walter Karl was the Company’s only source of revenue. During this period, Walter Karl is the Company’s only customer.

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

The Company had a location in Santa Clarita, CA for operations. The Company had abandoned this facility and equipment and maintains no staff other than the sole officer of the Company. Currently, the sole officer of the Company allows the Company to maintain its books, records and operations at its office.

The Company continues it efforts to raise capital to support operations and growth, and is actively searching acquisition or merger with another company that would compliment AOXY or increase its earnings potential. During this period, the Company has had discussions with candidates, and has had no success in securing negotiations or a transaction. Further, the Company's financial position makes it difficult for the Company to continue operations. The foregoing raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on the attainment of profitable operations and meeting its obligations on a timely basis, which during this period, the Company has not been able to do.

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

There were no reports on Form 8-K filed during this period.

SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 7, 2002

/s/ Robert E. Wolfe /s/
------------------------------------------
Robert E. Wolfe, Chairman of the Board and
Chief Executive Officer and Principal
Financial Officer