Form 10QSB
period 2002-12-31
ADVANCED OXYGEN TECHNOLOGIES INC
filed 2003-02-04
CIK 352991

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT COMMISSION OF 1934

for the Transition period December 31, 2002

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

The number of shares of common stock outstanding as of December 31, 2002 was 32,973,585.

Transitional Small Business Disclosure Format (check one): Yes( ) No( X )

ADVANCED OXYGEN TECHNOLOGIES, INC.

PART 1: FINANCIAL INFORMATION

Item I: Financial Statements for the three months ending December 31, 2002. (Un-audited)

Balance Sheet, December 31, 2002	3 Months
Current Assets
Cash	0
Receivables	6,529
Inventory
Total Current Assets	6,529

Property and equipment
Fixed Assets	911,391
Accumulated Depreciation	(911,391)
Total Property - Equipment	(0)

Other Assets, Deposits	0
===============================	===========
Total Assets	6,529

Liabilities and Capital
Current Liabilities
Accounts Payable	223,584
Other Current Liabilities	42,599
Total Current Liabilities	266,184

Long Term Liabilities
Note Payable, Crossfield	139,627
Note Payable, Director	5,456
Total Long Term Liabilities	145,083
================================	===========
Total Liabilities	411,267

Capital
Beginning Balance Equity	16,700
Preferred Stock	50
Common Stock	329,736
Paid in Capital	20,490,298
Retained Earnings	(21,220,715)
Treasury Stock	(7,284)
Net Income	(13,522)
Total Capital	(404,737)
================================	===========
Total Liabilities and Capital	6,529

Income Statement for the three month period ending December 31, 2002	3 Months
Revenues
Database Management	0
Total Revenues	0

Cost of Sales	0

Gross Profit	0

Expenses
Airline Expense	588
Auto	805
Car Rental	93
Employee Benefits	37
Hotels	139
Travel- Meals and entertainment	373
Office Expense	2,720
Postage	442
Telephone	1,073
Travel	1,921
Total Expenses	8,191
================================	===========
Net Income	(8,191)

Statement of Cash Flow for the three month period ending December 31, 2002	3 Months

Cash flow from operating activities
Net Income	(8,191)

Adjustments to reconcile net income to cash provided by operations
Accounts Payable	(0)
Total Adjustments	(0)
================================	===========
Net Cash provided by operations	(8,191)

Cash Flows from financing
Proceeds from:
Note Payable, Crossfield, Inc.	8,191
Other Long Term Liabilities

Used For:
Net Cash used in Financing	8,191
================================	===========
Net Increase (decrease) in cash	0

Statement of Changes in Financial Position for the three month period ending December 31, 2002	3 Months

Sources of Working Capital
--Net Income	(8,191)

Working capital from operations	(8,191)

Other Sources
--Note Payable, Crossfield, Inc.	8,191
Total Sources	0

Uses of Working Capital

Total Uses	0
================================	===========
Net change	0

Analysis of components of change
Increase (decrease) in Current Assets
(Increase) decrease in Current Liabilities:
--Accounts Payable	0
Net Change	0

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

Acquisition Efforts:

The Company continues it efforts to raise capital to support operations and growth, and is actively searching acquisition or merger with another company that would compliment AOXY or increase its earnings potential. During this period, the Company has been in discussion with Companies looking to be acquired. AOXY has not negotiated any terms nor proposed any acquisition of any of these companies that has been accepted. In addition, the Company is in discussion with potential lending institutions to assist in financing any proposed acquisition. The Company expects difficulty in financing the growth of the increased business or acquisition and has been concentrating on raising capital and/or obtaining a line of credit.

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

On February 14, 2002 the Company gave notice of the change of the Company's location, and location of books and records from Advanced Oxygen Technologies, Inc. 26883 Ruether Avenue, Santa Clarita, CA, 91351 ("CA Location") to Advanced Oxygen Technologies, Inc. c/o Crossfield, Inc. 133 W 13th Street, Suite #5, New York, NY 10011, Telephone (212)-727-7085, Fax (208)-439-5488. This location is co-located with a related business of the president, Robert E. Wolfe.

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

Date: January 30, 2003

/s/ Robert E. Wolfe /s/
------------------------------------------
Robert E. Wolfe, Chairman of the Board and
Chief Executive Officer and Principal
Financial Officer