Form 10QSB
period 2003-03-31
ADVANCED OXYGEN TECHNOLOGIES INC
filed 2003-05-06
CIK 352991

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-QSB

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT COMMISSION OF 1934

for the Transition period March 31, 2003

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

The number of shares of common stock outstanding as of March 31, 2003 was 46,973,585.

Transitional Small Business Disclosure Format (check one): Yes( ) No( X )

ADVANCED OXYGEN TECHNOLOGIES, INC.

PART 1: FINANCIAL INFORMATION

Item I: Financial Statements for the three months ending March 31, 2003. (Un-audited)

Balance Sheet for March 31, 2003 and June 30, 2002	March 31, 2003	June 30, 2002
	Un-Audited	Audited
CashSubsidiary IP Service	76	-
Accounts RecivableIP Service (Net of Doubtful A-R)	2,821	-
Deferred TaxesIP Service	8,201	-
Database Management Receivables		6,529
Total Current Assets	11,098	6,529

Property and equipment
Furniture and Fixtures	13,177	-
Other Depreciable Property	911,391	911,391
Accumulated DepreciationFurniture & Fixtures	(659)
Accumulated Depreciation	(911,391)	(911,391)
Total PropertyEquipment	292,518	0

Other Assets, Deposits	0
Nonamortizable software	280,000	-
Total Assets	303,616	6,529

Liabilities and Capital
Accounts PaybleIP Service	15,448	-
Accounts Payable	268,304	270,709
Accrued ExpensesIP Service	4,695	-
Total Current Liabilities	288,447	270,709

Note Payable, Crossfield	140,543	118,580
Note Payable, Director	5,456	5,456
Total Long Term Liabilities	145,999	124,035
Total Liabilities	434,446	374,744

Capital
Convertible Preferred Stock Series 3	16,700	16,700
Convertible Preferred StockSeries 2	50	50
Common Stock	469,736	329,736
Paid in Capital	20,628,396	20,490,298
Accumulated Deficit	(21,238,428)	(21,217,715)
Treasury Stock	(7,284)	(7,284)

Total Capital	(130,830)	(388,215)
Total Liabilities and Capital	303,616	6,529

Statement of Operations and Changes in Accumulated Deficit	3 Month Period Unaudited	9 Month Period Unaudited	3 Month Period Unaudited	9 Month Period Unaudited
	Ending	Ending	Ending	Ending
	Mar 31, 2003	Mar 31, 2003	Mar 31, 2002	Mar 31, 2002
Revenues
Software SalesIP Service	8,614	8,614	-	-
Database Revenues	-	-	-	2,305
Total Revenues	8,614	8,614		2,305

Cost of Sales
Cost of SalesIP Service	1,429	1,429	-	-
Selling ExpensesIP Service	107	107	-	-
Total Cost of Sales	1,536	1,536	-	-

Gross Profit	7,078	7,078	-	2,305

Expenses
Accounting Fees	-	3,000	-	3,000
Airline Expense	1,036	2,061	543	1,132
Auto Expenses	0	923	658	2,436
Car Rental	218	373	175	437
Depreciation Expense	659	659
Employee Benefits	-	64	126	550
Gifts Expense	-	-	55	77
Hotels	80	264	824	1,163
Interest ExpenseIP Service	93	93	-	-
General & Administrative Expenses for IP Service	951	951	-	-
Laundry and Cleaning Expense	32	66	23	74
Meals and entertainment	811	1,970	524	1,450
Postage	191	1,081	244	565
Printing, Reproduction, Press Release Expense	475	475	-	-
Transfer Agent Expense	2,120	2,150	-	2,100
Supplies Expense	1,378	4,647	466	2,466
Telephone	995	3,041	604	1,768
Travel	2,014	5,360	431	1,855
Other Expenses	215	350	301	883
Total Expenses	11,268	24,791	4,975	19,956
Net Loss	(4,190)	(20,713)	(4,975)	(17,621)

Accumulated Deficit
Beginning of Period	(21,234,238)	(21,217,715)	(21,200,455)	(21,187,808)
End of Period	(21,238,428)	(21,238,428)	(21,205,430)	(21,205,430)

Statement of Cash Flow	3 Month Period Unaudited	9 Month Period Unaudited	3 Month Period Unaudited	9 Month Period Unaudited
	Ending	Ending	Ending	Ending
	Mar 31, 2003	Mar 31, 2003	Mar 31, 2002	Mar 31, 2002
Cash flow from operating activities
Net Loss	(4,190)	(20,713)	(4,975)	(17,621)

Adjustments to reconcile net loss to cash provided by operations
Accounts Receivable	2,652	2,652	-	(1,396)
Accounts Payable and Accured Expenses	39	(4,486)	-	4,130
Depreciation Expense	659	659
Walter Karl Advance	-	-	-	(909)
Total Adjustments	3,350	(1,175)	-	1,825
Net Cash provided (used) by operations	(840)	(21,888)		(15,796)

Cash Flows from financing:
Used For:
Note Payable, Crossfield	(6,529)	(6,529)
Proceeds from:
Note Payable, Crossfield, Inc. & Directors	7,445	28,493	4,975	15,796
Net Cash Flows from Fanancing:	916	21,964	4,975	15,796

Cash Flows from Investing Activities:	-	-	-	-
Net cash used in investing	0	0	0	0

Net Increase (decrease) in Cash	76	76	0	0

Summary
Cash Balance at End of Period	76	76	0	0
Cash Balance at Beginning of Period	0	0	0	0

Net Increase (Decrease) in Cash	76	76	0	0

Supplemental Cash Flow Information: Non Monetary Transactions
Used for:
Furniture & Fixtures	(13,177)	(13,177)	-	-
Nonamortizable Software	(280,000)	(280,000)	-	-
Deferred tax Assets	(8,201)	(8,201)
Proceeds from:
Decrease in Accts Receivable	1,056	1,056
Increase in Accounta Payable and Expense	22,224	22,224
Common Stock	140,000	140,000
Paid in Capital	138,098	138,098

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

For the three month and nine month period ending March 31, 2003, the Company had losses of $4,190 and $20,713 respectively. Theses losses were primarily the result of expenses associated with the operations of the Company and the lack of revenues of the Company.

Pursuant to a stock acquisition on March 05, 2003 Advanced Oxygen Technologies, Inc. (AOXY or the Buyer) purchased 100% of the issued and outstanding stock of IP Services, ApS (IP or the Company) from all of its owners (the Shareholders) for value of five hundred thousand dollars (Purchase Price). AOXY issued fourteen million shares of common stock and one share of preferred convertible stock to the Shareholders for payment and consideration of the Purchase Price. Concurently, pursuant to an Employment Agreement on March 05, 2003 AOXY entered into an agreement with Kurd Søndergaard (Employee). The Employee will be employed by AOXY for four years and will perform duties of president of IP, and AOXY and the Shareholders entered into a covenant of non competition agreement whereby the Shareholders agreed not to compete with IP for a period of five years.

At a special meeting of the Board of Directors, AOXY removed Joseph N. Noll as a director due to his inability to perform his duties as a director. AOXY appointed Kurt Søndergaard and Lawrence Donofrio to the board of directors to replace Joseph N. Noll . Kurt Søndergaard founder and major shareholder of the company, Mr. Søndergaard was educated in the Danish Navy as an electronic engineer. He has worked for 10 years in the electronic security industry, specifically in the IT sector. During this period, Kurt has developed as a business entrepreneur, building and selling an IT business. Lawrence Donofrio graduated from Hamilton College with a BA in English studies. He then worked at Citibank for three years as a financial analyst, and five years as a private financial consultant. He then took a position with Bankers Trust for two years and since 1982 has been a private consultant in the financial industry.

The Company maintains a database ("Database") of business contacts that have participated in conference events. The Database was obtained through acquisition and the Company's activities of marketing events and producing CD-ROMS for clients. The Company maintains and updates contact fields on a quarterly basis.

AOXY has a database management contract with Dun and Bradstreet, ("DB") and Walter Karl, Inc., a division of InfoUSA, Inc. ("WK") whereby, Walter Karl, Inc. will broker the Company's Database. Walter Karl's function is to market and rent the data contained in the Database. This is available in one of two formats: on a one time basis, or a 'database' basis whereby the customer will commit to a minimum number of contact names. The majority of the customers using the Database through WK are direct business to business marketers. WK receives a fee for each sale. During the year ending June 30, 2002 Walter Karl was the Company s only source of revenue. During this period, Walter Karl is the Company s only customer.

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

On April 18, 2000, notice was given that the Board of Directors and persons owning 64.7%, or 19,180,500 shares of common stock of Advanced Oxygen Technologies, Inc. have elected to adopt the following proposals: 1. To amend and restate the Company's Restated Articles of Incorporation to increase the Company's authorized Common Shares from 30,000,000 to 90,000,000 shares, 2. The Board of Directors has approved an amendment to the Company s Certificate of Incorporation to change the name of the Company to AOXY, Inc. The Company s current name was adopted in 1985 when the Company was focused on applications of its technology which it has since disposed of or otherwise abandoned. The Board of Directors believes it would be more appropriate for the Company to utilize a corporate name which more accurately describes the current focus of the Company or is not misleading as to the Company s operations. The above amendments to the Certificate of Incorporation will be filed with the Secretary of State of the State of Delaware, and the Name Change will become effective as of 5:00 p.m. Eastern Time, on the date of such filing.

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

Item 6. Exhibits and Reports on Form 8-K

There was a report filed on Form 8-K(attached hereto as Exhibit A) during the period for a stock acquisition on March 05, 2003, an Employment Agreement on March 05, 2003, a covenant of non competition agreement , and a change in the Board of Directors.

SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 29, 2003

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

March 05, 2003

(Date of Earliest Event Reported)

ADVANCED OXYGEN TECHNOLOGIES, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware 000-09951 91-1143622

(State of Incorporation) (Commission File No.) (I.R.S. Employer

Identification No.)

C/O Crossfield Incorporated

133 West 13th St. Suite no.5

New York, NY 10011

(Address of Principal Executive Offices)

Registrant's Telephone Number: (212) 727-7085

26883 Ruether Avenue

Santa Clarita, CA, 91351

(Former Address)

=====================================================================

ITEM 2: ACQUISITION OR DISPOSITION OF ASSETS

Pursuant to a stock acquisition agreement attached hereto as exhibit III, (Stock Acquisition Agreement), on March 05, 2003 Advanced Oxygen Technologies, Inc. (AOXY or the Buyer) purchased 100% of the issued and outstanding stock of IP Services, ApS (IP or the Company) from all of its owners (the Shareholders) for value of five hundred thousand dollars (Purchase Price). AOXY issued fourteen million shares of common stock and one share of preferred convertible stock to the Shareholders for payment and consideration of the Purchase Price.

Pursuant to an Employment Agreement, attached hereto in exhibit III (Employment Agreement), on March 05, 2003 AOXY entered into an agreement with Kurd Søndergaard (Employee). The Employee will be employed by AOXY for four years and will perform duties of president of IP.

Pursuant to the covenant of non competition agreement, attached hereto in exhibit III (Non Compete Agreement), the Shareholders agreed not to compete with IP for a period of five years.

ITEM 6: RESIGNATIONS OF REGISTRANTS DIRECTORS:

At a special meeting of the Board of Directors, AOXY removed Joseph N. Noll as a director due to his inability to perform his duties as a director. AOXY appointed Kurt Søndergaard and Lawrence Donofrio to the board of directors to replace Joseph N. Noll . Kurt Søndergaard founder and major shareholder of the company, Mr. Søndergaard was educated in the Danish Navy as an electronic engineer. He has worked for 10 years in the electronic security industry, specifically in the IT sector. During this period, Kurt has developed as a business entrepreneur, building and selling an IT business. Lawrence Donofrio graduated from Hamilton College with a BA in English studies. He then worked at Citibank for three years as a financial analyst, and five years as a private financial consultant. He then took a position with Bankers Trust for two years and since 1982 has been a private consultant in the financial industry.

ITEM 7. FINANCIAL STATEMENTS, PROFORMA FINANCIAL INFORMATION and EXHIBITS

  Independent Audited Financial Statements for the period ending December 31, 2000

Revisorerne Strandvejen 58 Postbox 17 DK-2900 Hellerup TH. 45 39 29 25 00 Fax 45 39 29 25 03 revisorerne revisor.comwww.revisor.com Statsautoriseret Revisionsinteressentskab v.m.b.a. CVR. nr. 2424772 Interessentskab of Revisionsselskaber

INDEX TO FINANCIAL STATEMENTS

Financial Statements of the Company IP Service ApS

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders

IP Service ApS

We have audited the accompanying balance sheets of IP Service ApS as of December 31, 2000 and the related statements of operations, shareholders' equity and cash flows for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IP Service ApS at December 31, 2000 and the results of its operations and its cash flows for the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

Revisorerne Strandvejen 58

Statsautoriseret revisionsinteressentskab

/s/ Soren Jonassen

Authorized State Public Accountant

Copenhagen, Denmark

November 6, 2002

IP Service ApS

BALANCESHEETS

December 31, 2000

DKK

ASSETS

Current assets:

Cash and cash equivalents...................................................	0
Accounts receivable trade, net of allowance for doubtful accounts of DKKO in 2001 ...................... .................	0
Accounts receivable, related parties ....................................	125,000
Deferred tax assets ..............................................................	0
Prepaid expenses..................................................................	0
Other current assets..............................................................	0
Total current assets................................................................	125.000
Equipment and furniture, net of accumulated Depreciation	0
Other assets.......................................................	0
Total assets ..........................................................................	125,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable...................................................................	0
Accrued expenses ..................................................................	0
Short-term borrowings ...........................................................	0
Income taxes payable..............................................................	0
Total current liabilities ..........................................................	0
Shareholders' equity
Common Shares (authorized 125,at par value DKK 1,000) ...	125,000
Retained earnings....................................................................	0
Currency translation adjustments ...........................................	0
Total shareholders' equity........................................................	125.000
Total liabilities and shareholders' equity .................................	125.000

See accompanying notes.

IP Service ApS

STATEMENTS OF OPERATIONS

Year Ended December 31, 2000 DKK
Net revenue ......................................................	0
Operating expenses:
Cost of sales .....................................................	0
Selling and marketing expenses .......................	0
General and administrative expenses ..............	0
Total operating expenses..................................	0
Operating income .............................................	0
Interest income .................................................	0
Interest expense ...............................................	0
Foreign exchange gains (losses), net ...............	0
Other income (expense), net ............................	0
Income before income taxes .............................	0
Income taxes .....................................................	0
Net income ........................................................	0
Net income per common share, basic and diluted	0
Average common shares outstanding...............	125

See accompanying notes.

IP Service ApS

STATEMENTS OF SHAREHOLDERS' EQUITY

Common Shares DKK	Additional Paid-In Capital DKK	Retained Earnings DKK	Total DKK
Balance at December 31, 2000 ......	125,000	0	125,000
Net income ...................................		0	0
Balance at December 31, 2000 ......	125,000	0	125,000

See accompanying notes.

IP Service ApS

STATEMENTS OF CASH FLOWS

2001

Cash flows from operating activities:
Net income ...........................................................	0
Adjustments to reconcile net income (loss) to
cash provided by (used in) operating
activities:
Depreciation and amortization.......................	0
(Gain) loss on sale of fixed assets..................
Deferred tax, net..............................................	0
Changes in operating assets and liabilities:
Accounts receivable...................................	(125,000)
Accounts receivable related parties.......	0
Current tax, net................................	0
Accounts payable.................................	0
Accrued expenses.................................	0
Cash provided by operating activities.	(125,000)
Cash flows from investing activities:
Cash capital expenditures ...............................	0
Proceeds from sales of fixed assets................	0
Investment in equity investees .......................	0
Cash provided by (used in) in investing
activities.................................................	0
Cash flows from financing activities:
Net change in short-term borrowings ............	0
Proceeds from issuance of common shares
and warrants .........................................	0
Cash provided by (used in) financing
activities.................................................	0
Net increase (decrease) in cash and cash
equivalents .....................................................	(125,000)
Cash and cash equivalents, beginning of period
125,000
Cash and cash equivalents, end of period...........	0
Cash paid for interest............................................	0
Cash paid for taxes ...............................................	0

See accompanying notes.

1. Summary of Significant Accounting Policies

Description of Business

The Company offers an array of IT services to customers located mainly in Denmark. These include both sales of IT-security products and consultant fees.

The company was founded in April 2000, but has been inactive until December 31, 2000.

Reporting currency

The functional currency of the Company is DKK of the country in which the company conduct its business.

Risks and uncertainties

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

Cash and cash equivalents represent cash and short-term deposits with maturities of less than three months at the time of purchase.

Equipment and furniture

Equipment and furniture are carried at cost. Equipment is depreciated on a straight-line basis over the expected useful lives at a rate 20% per annum.

Earnings per share

The company has not issued any stock options or warrants, why the basic earnings per share equals the diluted earnings per share.

1. Summary of Significant Accounting Policies (continued)

Revenue recognition

Revenues are recognized when the services are rendered or the products are delivered.

Fair value of financial instruments

Carrying amounts of certain of the Company's financial instruments including cash and cash equivalents, short-term borrowings, accrued payroll and other accrued liabilities approximate fair value because of their short maturities. The fair value of investments are determined using quoted market prices for those securities or similar financial instruments.

Concentration of credit risk

Cash and cash equivalents are maintained with a major financial institution in Denmark

Advertising

Advertising costs are expensed as incurred. Advertising expenses totaled DKK 0

Income taxes

The Company accounts for income taxes using the liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the financial statements or tax returns.

Other post-retirement and post-employment benefits

The Company does not provide its employees with post-retirement and post- employment benefits.

2. Equipment, works of art and improvements

Equipment and furntire consisted of the following:

                                                                                    December 31, 2000
Equipment, furniture and fixtures.......................................    0
Leasehold improvements....................................................    0

Less accumulated depreciation.........................................    0
Net equipment and improvements ....................................    0

3. Income Taxes

Deferred income taxes represent the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 2000 are as follows:

December 31 2000
Deferred tax assets
Net operating loss carry forwards....................................................	0
Other accruals ..................................................................	0
Less: Valuation allowance..........................................	0
Deferred tax assets...........................................................	0
Deferred tax liabilities
Tax over book depreciation ..............................................	0
Deferred tax liabilities .......................................................	0
Net deferred tax assets.....................................................	0
For financial reporting purposes, income before income taxes are as follows:	December 31 2000
Significant components of the provision for income taxes are:
Current: Denmark.....................................................................	0
Others..................................................................................	0
0
Deferred: Denmark	0
Others..................................................................................	0
0
Total:...................................................................................	0
The reconciliation of income tax computed at the Danish statutory tax income tax expense is:	2000
Danish income tax rate...............................................	30%
Effect of lower tax rates in foreign subsidiaries...................
Other items, net	0%
Reported income tax expense	30%

4. Shareholders' equity Share capital

The company has 125 shares at DKK 1,000 each.

5. Commitments

The company does not have any commitments.

  Independent Audited Financial Statements for the period ending December 31, 2001 and June 30, 2002

Deloitte and Touche Telefon: 33 76 33 33

Statsautoriseret Revisionsaktieselskab Telefax: 33 76 39 93

H. C. Andersens Boulevard 2 www.deloitte.dk 1780 Kobenhavn V

IP Service ApS

(A Development Stage Enterprise)

Financial Statements Periods Ended December 31, 2001 and June 30, 2002, and

Independent Auditors Report

Deloitte Touche Tohmatsu

  IP SERVICE APS

TABLE OF CONTENTS

Page

INDEPENDENT AUDITORS REPORT ON FINANCIAL STATEMENTS 1

FINANCIAL STATEMENTS FOR THE PERIODS ENDED

DECEMBER 31, 2001 AND JUNE 30, 2002:

INDEPENDENT AUDITORS REPORT

To the Board of Diorectors and Stockholders of

IP Service ApS

Horsens, Denmark

We have audited the accompanying balance sheets of IP Service ApS as of December 31, 2001 and June 30, 2002, and the related statements of income, stockholders equity, and cash flows for each of the two periods ending December 31, 2001 and June 30, 2002. These financial statements are the responsibility of the Corporations management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of IP Service ApS at December 31, 2001 and June 30, 2002, and the results of their operations and their cash flows for each of the two periods ending December 31, 2000 and June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

Deloitte and Touche

Statsautoriseret Revisionsaktieselskab

/s/ Frank Schiott

State Authorized Public Accountant

IP SERVICE APS

BALANCE SHEETS

DECEMBER 31, 2001 AND JUNE 30, 2002

	December 31			June 30
ASSETS		2001		2002
CURRENT ASSETS:
Cash and short-term investments	DKK	60.357	DKK	16.352
Accounts receivable trade		57.934		129.893
Accounts receivable, related parties		153.106		252.313
Allowances for doubtful accounts		(153.106)		(310.476)
Deferred tax assets		45.750		57.406
Prepaid expenses		0		4.295
Total current assets		164.041		149.783
EQUIPMENT - Net (Note 4)	DKK	0	DKK	92.239
TOTAL	DKK	164.041	DKK	242.022
LIABILITIES AND STOCKHOLDERS EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	DKK	9.858	DKK	13.362
Other current liabilities		40.986		67.707
Deferred revenue		0		32.003
Total current liabilities		50.844		113.072
STOCKHOLDERS EQUITY:
Common stock, DKK 1,000 par value - authorized, issued and
outstanding, 125 shares		125.000		125.000
Retained earnings		(11.803)		3.950
Total stockholders equity		113.197		128.950
TOTAL	DKK	164.041	DKK	242.022
See notes to financial statements.

IP SERVICE APS

STATEMENTS OF INCOME

THE PERIODS JULY 4, 2000 - DECEMBER 31, 2001 AND JANUARY 1, 2002 - JUNE 30, 2002

NET SALES	Period December 31 2001 DKK 617.618	ending June 30 2002 DKK 487.521
COSTS AND EXPENSES:
Cost of sales	324.445	64.686
Research and development	0	102.986
Marketing and selling	8.450	5.064
General and administrative	300.564	286.854
Total costs and expenses	633.459	459.590
INCOME FROM OPERATIONS	(15.841)	27.931
OTHER INCOME (EXPENSE):
Interest income	975	4.094
Interest expense	(1.701)	(7.027)
INCOME BEFORE TAXES ON INCOME	(16.567)	24.998
TAXES ON INCOME (Note 5)	4.764	(9.245)
NET INCOME	DICK (11.803)	DICK 15.753
NET INCOME PER COMMON SHARE	DICK (94,42)	DKK 126,02
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	125	125

IP SERVICE APS

STATEMENTS OF STOCKHOLDERS EQUITY

EACH OF THE TWO PERIODS IN THE PERIOD ENDED DECEMBER 31, 2001 AND JUNE 30, 2000

BALANCE, JULY 4, 2000	Common Stock DKK	Retained Earnings DKK	Total Stockholders Equity DKK
Issuance of common stock	125.000		125.000
Net income		(11.803)	(11.803)
BALANCE, DECEMBER 31, 2001	125.000	(11.803)	113.197
Net income		15.753	15.753
BALANCE, JUNE 30, 2002	125.000	3.950	128.950
See notes to financial statements.

IP SERVICE APS

STATEMENTS OF CASH FLOWS PERIODS ENDED DECEMBER 31, 2001 AND JUNE 30, 2002		December 31, 2001		June 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	DKK	113.197	DKK	15.753
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization		0		39.457
Changes in assets and liabilities:
(Increase) decrease in:
Receivables		(57.934)		(13.796)
Prepaid expenses and other current assets		0		(4.295)
Increase (decrease) in:
Accounts payable and accrued liabilities		9.858		3.504
Other current liabilities		40.986		26.721
Deferred taxes		(45.750)		(11.656)
Deferred income		0		32.003
Net cash provided by operating activities		60.357		87.691
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchases of property, plant and equipment		0		(131.696)
Net cash used in investing activities		0		(131.696)
NET DECREASE IN CASH AND CASH EQUIVALENTS		60.357		(44.005)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		0		60.357
CASH AND CASH EQUIVALENTS, END OF PERIOD	DKK	60.357	DKK	16.352
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash paid during the period for:
Interest	DKK	1.701	DKK	1.207
Income taxes	DKK	0	DKK	0

  See notes to financial statements.

IP SERVICE APS

NOTES TO FINANCIAL STATEMENTS

PERIODS ENDED DECEMBER 31, 2001 AND JUNE 30, 2002

1. DESCRIPTION OF BUSINESS IP Service ApS (the Corporation) offers an array of IT services to customers located mainly in Denmark. The services include both sales of IT-security products and consultant fees.

The Corporation is a Private Limited Liability company organized under the company code of the Kingdom of Denmark.Corporation was founded in April 2002, but has been inactive until January 1, 2001. 2. BASIS OF PRESENTATION AND ACCOUNTING POLICIES Basis of Presentation - From April 2002, the Corporation changed the primary focus of the business. Onwards, the corporations primary focus is to develop internet security database software. Therefore, the corporation has transformed into a development stage company.

Significant Accounting Policies - The significant policies followed are in conformity with generally accepted accounting principles in the United States of America (GAAP) and are summarized below:

a. Reporting currency - The functional currency of the corporation is Danish Kroner (DKK). b. Research and Development expenses - Research and development expenses during the start-up phase are expensed when incurred.

c. Equipment - Equipment is measured at cost. Equipment is depreciated on a straight-line basis over the expected lives of 3 years for computer equipment.

d. Earnings per share - The company has not issued any stock options or warrants. Therefore, basis earnings per share equals diluted earnings per share.

e. Revenue recognition - Revenues are recognized when the services are rendered and the products are delivered.

f. Concentration of credit risk - Cash and cash equivalents are maintained with a major financial institution in Denmark.

g. Income taxes - The corporation accounts for income taxes using the liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the financial statements or tax returns.

h. Post-retirement and post-employment benefits - The Corporation does not provide its employees with post-retirement and post-employment benefits. -6- 3. ANALIZT SOFTWARE

Since July 2002 the corporation has been developing an internet security software by name of Analizt. Prior to July 2002 research was carried out by a related party to the corporation (IP Solutions A/S) pertaining to a product (MYTH-Software) with some of the same characteristics as Analizt. IP Solutions A/S filed for bankruptcy in April 2002. Soon after a Danish public funding organisation (Vaekstfonden) took pledge in the research which had been carried out prior to the bankruptcy. In August 2002 IP Service ApS purchased the project from Vaekstfonden. Howerver, since Vaekstfonden did not deliver the research, IP Service ApS never paid the price of DKK 25,000 in cash plus a DKK 300,000 loan on special terms, and Vaekstfonden finally recalled the sale on October 2, 2002. It is uncertain whether Vaekstfonden will file a lawsuit against IP Service for violation of the sale agreement with Vaekstfonden. It is further a possibility, that Vaekstfonden will seek compensation due to the similarity of the product functionality of the product MYTH and the new developed product ANALIZT. According to the board of Directors assessment, IP Service ApS has not infringed on Vaekstfondens rights to the MYTH software, as ANALIZT is developed in a different platform environment, but we cannot be sure that Vaekstfonden will not initiate a lawsuit related to this matter.

4. EQUIPMENT
Equipment consist of the following:
Computer equipment	131,696
Less accumulated depreciation	(39,457)
Net equipment	92,239

  5. INCOME TAXES

Deferred tax assets as of December 31, 2001 and June 30, 2002 are as follows: Deferred tax assets 45,750 57,406 The tax assets pertain to the allowance for doubtful accounts receivable.

The current portion of income taxes amount to 40,986 DKK as of December 31, 2001 and 67,707 DKK as of June 30, 2002.

Danish income tax rate	30%	30%
Non-deductible interest expense	0%	7%
Non-taxable income	(1%)	0%
Reported income tax expense	29%	37%

  The statutory tax rate for a corporation in Denmark is 30%. The reconciliation of income tax is: 6. SHAREHOLDERS EQUITY

The corporation has 125 shares at DKK 1,000 each.

7. COMMITMENTS

The company does not have any commitments.

8. RELATED PARTY TRANSACTIONS

In 2002 the corporation has purchased equipment from a related party IP Solutions A/S. The purchase amounted to DKK 131,696 and has been based on market price.

In addition, the corporation leases office space from the CEO on a operating lease agreement. The lease price has been based on market price.

Future minimum payments for noncancelable operating leases as of June 30, 2002, amount to DKK 15,000. Rent expense under the operating lease was DKK 15,000 in 2002 and DKK 0 in 2001

*******

  ii) Combined Pro-Forma financial statements for the period ending December 31, 2002

ADVANCED OXYGEN TECHNOLOGIES, INC.
COMBINED PROFORMA BALANCE SHEET
DECEMBER 31, 2002 (UNAUDITED)	Advanced	IP Service	Adjustments	Combined
	Oxygen	Aps	to record
	Technologies		business
	Inc.		combination
	(Historical)	(Historical)	(Proforma)	(Proforma)
ASSETS
CURRENT ASSETS
Cash	$ -	$240	$ -	$ 240
Accounts Receivable	6,529	1,935	-	8,464
Deferred tax assets	-	8,100		8,100
Total currant Assets	6,529	10,275	-	16,804
FURNITURE AND EQUIPMENT	-	13,015	4,919	17,934
Intangible asset - database, net of accum. amortization of $911,391
Intangible asset - nonamortizable computer software	-	-	280,000	280,000
Total Assets	$ 6,529	$23,290	$ 284,919	$ 314,738
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	225,999	8,527	-	234,526
Accrued expenses	4,525	-	-	4,525
Taxes payable	40,185	3,518		43,703
Total Current Liabilities	270,709	12,045	-	282,754

LONG TERM LIABILITIES
Due to affiliate -Crossfifeld Inc..	118,579			118,579
Due to officer	5,456			5,456
Total Long Term Liabilities	124,035	-	-	124,035

STOCKHOLDERS' EQUITY (DEFICIENCY)
Convertible preferred stock, series 2, par value $0.01;
authorized 10,000,000 Shares; Issued and Outstanding
5,000 shares: Liquidating preference $25,000	50			50
Convertible preferred stock, series 3, par value $0,01;
authorized and issued 1,670,000 snares	16,700			16,700
Common stack, par value $0.01;authorized 90,000,000 shares
Issued and outstanding 32,973,565 shares, proforma adding
14,000,000 shares in connection with the acquisition	329,736		140,000	469,736
Common stock, par value 1,000 Danish kroner, authorized,
issued and outstanding 125 shares	-	17,639	(17,639)	-
Additional paid in capital	20,490,298	-	166,889	20,657,187
Accumulated deficit (retained earnings)	(21,217,715)	(6,393)	(4,432)	(21,228,540)
Less treasury stock at cost 1,670,000 series 3 shares	(7,284)			(7,284)
	(388,215)	11,246	284,818	(92,151)
Total Liabilities and Stockholders' Equity	6,529	23,291	284,818	314,638

ADVANCED OXYGEN TECHNOLOGIES INC.
COMBINED PROFORMA STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDING DECEMBER 31, 2002
(UNAUDITED)
	Advanced	IP service	Adjustments	Combined
	Oxygen	Aps	to record
	Technologies		business
	Inc.,		combination
	(Historical)	Historical	Proforma	(Proforma)
REVENUES	-	13,544	-	13,544
COSTS AND EXPENSES
Cost of sales		4,049		4,049

Selling, general and administrative expense	-	22,676	482	23,158
Total costs and expenses	-	26,725	482	27,207
EXCESS OF COSTS AND EXPENSES OVER REVENUE		(13,181)	(482)	(13,663)

FOREIGN EXCHANGE GAIN	-	2,055		2,055
INTEREST INCOME		783	-	783
NET INCOME (LOSS)	-	(10,343)	(482)	(10,825)

AVERAGE SHARES OUTSTANDING	32,973,535	125	14,000,000	46,973,535
NET LOSS PER SHARE	$ -	$ 82.74		$ -

This presentation gives effect to the acquisition as if it occurred on June 30, 2002. The $482 adjustment represents depreciation of the excess of fair value acquired $4,919 over the life of the assets.

Exhibits:

Exhibit I: IP Business Description

Exhibit III: Stock Acquisition Agreement, Covenant of Non Competition, Employment Agreement, Consulting Agreement and Exhibits

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: March 05, 2003. ADVANCED OXYGEN TECHNOLOGIES, INC.

BY:/s/ Robert E. Wolfe
-------------------------------
Robert E. Wolfe
President

Exhibits:

IP Business Description:

Company Overview

IP Service is a Danish based privately owned company. The business was incorporated in July 2000 to distribute and develop e-security software products for global markets. The financial status of the business has been audited to 31st December 2001.

Management Team

It is recognised that experienced international management is a requirement, together with the continuity of the founders technical expertise, to achieve investment and sales success. The Board of Directors will consist of the following:

Kurt Søndergaard: President and CTO of IP Solutions.

A founder and major shareholder of the company, Mr. Søndergaard was educated in the Danish Navy as an electronic engineer. He has worked for 10 years in the electronic security industry , specifically in the IT sector. During this period, Kurt has developed as a business entrepreneur, building and selling an IT business.

Laue Traberg Schmidt, Esq., Chairman of the board
Chairman of the Board. Mr. Smidt holds a law degree from the university of Copenhagen and has had positions as managing director for many major Danish organizations such as Håndværksrådet (Danish Entrepreneur Organization), Byg and Save the Children and is a former member of the Danish Parliament. Mr. Smidt has an extensive experience in management of companies. Mr. Smidt is currently practising as an attorney in Copenhagen.

The business

The business of IP Solution has been doing consultance work for the security industry mainly in Denmark and further to develop a propriatary software solution to secure early warning systems for network and internet applications.

The Analizt Solution

IP Service have developed Analizt, a scaleable solution that can be rapidly deployed across any size of network locally or globally.

It delivers affordable secure solutions that demonstrate a fast return on investment by maximising efficiencies in personnel and other resources.

Analizt highlights potential weaknesses or vulnerabilities that may be potential targets for hackers.

As a result of this, any weaknesses are reported immediately. Uniquely, Analizt also offers a solution.

Analizt provides a database of known weaknesses and vulnerabilities that can be cross-matched against an organisations IT inventory, highlighting weaknesses in that particular network. The system alerts the relevant personnel or individual as to the nature and risk of the threat and ultimately offers solutions and information in order to deal with these weaknesses to ensure that the systems cannot be exploited.

Analizt is an IT based security solution positioned to be a next generation product, addressing the needs of both commercial and non-commercial organisations. Analizt provides a structured approach, able to leverage the growing demand for content based security technologies. This allow for greater protection against hackers, cyber theft and damage resulting from such actions.

Analizt is patent pending technology that protects the valuable knowledge based assets residing across networks from one single source. This removes the need to rely upon numerous sources to identify weaknesses within that network. It also reduces the need for consultancy services, personnel or other services to search for, find and implement a solution. Using Analizt, organisations are able to combine IT functions, control costs, and enable valuable IT personnel to focus on areas that will derive business benefit.

Analizt is a Security Early Warning Solution (SEWS) that highlights any weaknesses and vulnerabilities in a network.

It allows for a complete inventory of the network either manually or automatically.

The system issues warnings on risk levels via secure email, SMS reports or other forms of alerts. It allows for the system to be configured specifically for the organisation or department. Highlighting risks to the the network as high, medium or low enables personnel within both the IT department and business to make informed, relevant decisions in order to protect the assets, business, intellectual property and reputation of the organisation.

This is achieved by comparing known vulnerabilities to the configuration of an organisations network and highlighting any weakness. Central to the solution is a database that holds all known vulnerabilities and weaknesses. By comparing the network inventory to the database it is able to create a profile, or a complete network vulnerability overview.

Prior to Analizt, companies would access a number of different databases and services in order to identify vulnerabilities. Not only was this time consuming, it is a major drain on resources and does not produce a solution to the problem.

Analizt covers most operating systems, applications and firmware. It is no longer the case that the most vulnerable areas of a network are the servers. This vulnerability has now extended to the desktop and routing technology.

The Analizt tool can aid the design of software solutions from a security perspective. It enables comparative review of different designs and approaches.

Analizt reduces the workload contained in monitoring the large flow of security related information related to the corporate computer systems. The administrator or IT-department will be notified when the information is relevant to their system.

Analizt will keep the entire system updated from a security vulnerability point of view. When combined with the traditional firewalls and IDS systems this gives a much higher level of security.

Analizt provides the basis of a security policy across the enterprise encompassing applications, operating systems and firmware within the network.

IP Service believe that Analizt is unique.

Relocation of office

In January of 2002 IP Service moved to the offices at Sønderbrogade 99, 8700 Horsens and at the same time acquired office equipment located at the premises. The company has a dispute with the vendors of the equipment regarding actual payment for the equipment. Whereas Ip Service ApS claims to have paid for the equipment in full the vendor claims that there is still owed app. 15,000 USD. This dispute is handled in the Courts of Horsens, Denmark and a solution will e found sometime in 2003 or 2004.

Purchase of Myth.

During the summer of 2002 IP Service entered into an agrement with the Danish Innovation Fund (Controlled by the Danish State) Vækstfonden whereby IP Service ApS acquired the products rights to the product MYTH. A product that provides specific alerts to Internet Security customers. The product was acquired for a total sum of 300.000 DKK. However Vækstfonden has been unable to actually deliver the product, and IP Service has filed a demand for compensation for costs and losses. This case might go to trial.

Change of ownership

In May of 2002 the ownership of the all shares in IP Service changed from KS Holding to the current owners, Logical Management Ltd, Henistone Project Ltd and Borkwood Developments Ltd. This move has provided a new and stronger development arm of the company and has strengthened the marketing.

 Exhibit III:   Stock Acquisition Agreement, Covenant of Non Competition, Employment Agreement, Consulting Agreement and Exhibits

STOCK ACQUISITION AGREEMENT

MARCH 05, 2003

FOR: 100 % IP SERVICES A/S STOCK

BETWEEN:

THE SHAREHOLDERS OF IP SERVICES, ApS

AND

ADVANCED OXYGEN TECHNOLOGIES, INC.

Table of Contents

STOCK ACQUISITION AGREEMENT *

1. Recitals. *

2. Construction and Interpretation. *

3. Definitions. *

4. Purchase and Sale; Closing. *

5. Purchase Price *

6. Deliveries *

6.1. Shareholders Deliveries *

6.2. Buyers Deliveries *

6.3. Release of Escrow *

7. Representations and Warranties *

7.1. Buyer represents, warrants, covenants and agrees as follows: *

7.2. The Shareholders represent, warrant, covenant and agree as follows: *

8. Indemnification. *

9. Taxes. *

10. Costs and Expenses *

12. Brokers, Finders or Commissions *

13. Confidentiality; Public Announcements *

14. Miscellaneous Provisions *

Signatures: *

Exhibits *

Schedule 1 *

Delivered Documents *

Exhibit A *

Shareholders *

Exhibit B *

COVENANT OF NON-COMPETITION *

Exhibit C *

Audited Financial Statements *

Exhibit D *

Lease *

Exhibit E *

US PERSON *

Exhibit F *

EMPLOYMENT AGREEMENT *

Schedule E-1 *

Exhibit G *

Buyers Legal Opinion *

Exhibit H *

Shareholders Legal Opinion *

Exhibit K *

Liabilities *

Exhibit L *

Excluded Assets/Excluded Liabilities *

Exhibit M *

Lease Contracts *

Exhibit N *

Service Agreement *

Exhibit O *

ESCROW AGREEMENT *

Exhibit P *

CONSULTING AGREEMENT *

Exhibit Q *

Subsidiaries *

STOCK ACQUISITION AGREEMENT

THIS STOCK ACQUISITION AGREEMENT (this Agreement) is dated as of March 03, 2003, among: (i) Advanced Oxygen Technologies, Inc., a Delaware corporation (Buyer, or AOXY); and (ii) the shareholder(s) as listed on Exhibit A herein (collectively, the Shareholders).
1. Recitals.
1.1. The Shareholders own One Hundred (100) percent of the issued and outstanding shares of the capital stock (the Parent Equity) of IP Service ApS, a Denmark corporation IPS) in the amounts as listed on Exhibit A.
1.2. IPS owns no subsidiaries, in whole or in part, as listed on Exhibit Q Subsidiaries. For purposes of this Agreement, IPS  shall be referred to  as the Company or the Companies.
1.3. The Companies are engaged in the business of Network Security and software security systems (the Business).
1.4. The Shareholders wish to sell and the Buyer wishes to purchase all of the Parent Equity, (collectively the Shares), pursuant to the terms and conditions of this Agreement.
1.5. In consideration of the mutual benefits and covenants contained herein, and subject to the terms and conditions set forth herein, the parties hereto voluntarily enter into this Agreement.

2. Construction  and  Interpretation.
2.1. All documents referred to in this Agreement as Schedules and Exhibits are hereby incorporated by such reference as a part of this Agreement as though set forth in full at the point of such reference.
2.2. Whenever in this Agreement there appears the locative adverbs herein, hereunder, herein below, herein above, under this Agreement, or any substantially similar adverb or phrase, the same shall be deemed to refer to this Agreement in its entirety and not to any specific article, section, subsection, subpart, paragraph or subparagraph.
2.3. As used herein, the terms in this Agreement, under this Agreement or substantially similar terms, encompass not only the four corners of this Agreement, but also mean, refer to and include all exhibits, schedules, or ancillary documents attached hereto.

3. Definitions.
3.1. In addition to any other terms or phrases which may be defined herein, the following definitions shall apply to and govern this Agreement:
3.1.1. Affiliate shall mean (i) a person or entity that, directly or indirectly, through one or more intermediaries controls or is controlled by, or is controlled by a person or entity that controls such person or entity; (ii) any trust or estate in which such person or entity has a beneficial interest or as to which such person serves as a trustee or in another fiduciary capacity; (iii) any spouse, parent or lineal descendent of such person or entity and (iv) an affiliate as defined by the Securities Act of 1933, as amended.  As used in this definition, control shall mean possession, directly or indirectly, of power to direct or cause the direction of management or policies, whether through ownership of securities, partnership or other ownership interest, by contract or otherwise.
3.1.2. Ancillary Documents shall mean the Employee Contract(s), Covenant of Non Competition, other agreements, opinions, and instruments or documents (together with any exhibits or schedules attached thereto) contemplated by, required by or referred to in, this Agreement for the consummation of the transactions contemplated hereby.
3.1.3. Asset Appraisal shall mean the independent market appraisal of the Assets conducted by an appraiser acceptable to the Buyer as of  and as amended, reflected in the Audited Financial Statements, together with any exhibits or schedules annexed thereto.
3.1.4. 'Asset Purchase Agreement' shall mean that there is no Agreement for Purchase  and  Sale of Specified Business Assets among Buyer and the Company and that all Assets of the Company will remain in the Company except as provided in Exhibit L and Exhibit K.
3.1.5. Assets shall mean the furniture, fixtures, equipment, property, vehicles and other tangible personal property of the Companies.
3.1.6. Audited Financial Statements attached hereto as Exhibit C, means:
3.1.6.1. The unqualified audited financial statements of the Companies for the periods ending 30-June-02, 31-Dec-01, 31-Dec-00, all  prepared in accordance with generally accepted accounting principles by independent certified public accountants/auditors  acceptable to Buyer, and
3.1.6.2. Pro forma financial statements of the Companies for the interim period beginning 30-June-02 and ending on the Closing Date, prepared in accordance with generally accepted accounting principles by the Companies that are materially the same as the audited financial statements represented in Section 3.1.6.1 above.
3.1.7. Buyers Legal Opinion shall mean the legal opinion of Buyers counsel in a form reasonably acceptable to the Shareholders relating to Buyers representations in 7.1 hereof and contained herein as Exhibit G.
3.1.8. Closing and Closing Date shall have the meanings specified in Section 4.4 hereof.
3.1.9.  Covenant of Non Competition shall mean the contract restricting competitive activities by the Shareholders and their respective Affiliates, and others and  which shall comprise a part of the transaction contemplated by this Agreement, in a form substantially identical to Exhibit B.
3.1.10.  Delivered Documents shall mean the documents and materials listed on Schedule 1.
3.1.11. Employment Contracts shall mean, collectively, the Employment Agreement(s) to be executed between Buyer and the employees listed on Schedule F and the contracts contained therein, which shall comprise a part of the transaction contemplated by this Agreement in a form substantially identical to Exhibit F.
3.1.12. Escrow Agent shall mean and refer to John Tartaglia 914-273-0324.
3.1.13. Excluded Assets and/or Excluded Liabilities  shall mean those assets and rights listed on Exhibit L and the liabilities listed on Exhibit L respectively.
3.1.14. HSR Act shall mean the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.
3.1.15. Lease or Leases shall mean, collectively all those property, office, space or other facility(ies) lease(s), including but not limited to that certain lease(s) executed by the Company(ies) each providing for the lease of the Companies facilities, true copies of which are attached hereto as Exhibit D.
3.1.16. Lease Contracts shall mean the equipment lease contracts executed by the Companies as listed on Exhibit M.
3.1.17. Leasehold Fairness Opinion shall mean the independent fairness opinion of the price, terms and conditions of the Lease.
3.1.18. Liability or Liabilities shall mean any liability, obligation, loss or contingency, whether known or unknown, asserted or unasserted, absolute or contingent, accrued or un-accrued, liquidated or un-liquidated, and whether due or to become due, regardless of when asserted or arising, listed on Exhibit K attached hereto and made a part hereof, attached hereto and made a part hereof.
3.1.19. Service Agreement(s) shall mean, individually and collectively, that/those certain Service Agreement(s), as listed on Exhibit N.
3.1.20. Shareholders Legal Opinion means and refers to the legal opinion of the Shareholders counsel, in a form reasonably acceptable to Buyer as contained herein as Exhibit H.

4. Purchase and Sale; Closing.
4.1. Purchase of the Shares.  Subject to the terms and conditions of this Agreement the Shareholders hereby agree to sell, transfer and deliver to Buyer, and Buyer hereby agrees to purchase, the Shares.
4.2. Certain Assets and Liabilities.  Prior to the Closing Date and consummation of the purchase and sale of the Shares contemplated hereby, and subject to the terms and conditions of this Agreement, the Shareholders shall retain and assume, as the case may be, pursuant to the agreements and instruments (including instruments of conveyance) reasonably acceptable to the Shareholders and Buyer, the assets and rights listed on Exhibit L and the Liabilities listed on Exhibit K.  All costs and expenses incurred in connection with the transfer to the Shareholders of the Excluded Assets and Excluded Liabilities as contemplated by this Section 4.2 shall be for the account of and shall be paid by the Shareholders, and the Shareholders shall pay and discharge and indemnify Buyer and hold Buyer harmless from and against, all such costs and expenses, including all transfer or stamp duty taxes, if any, due and payable in connection of the transfer of the Excluded Assets and Excluded Liabilities.   Notwithstanding any other provision in this Agreement, Buyer neither assumes nor shall be obligated to pay, perform or discharge any obligations or liabilities of the Shareholders or the Companies, in connection with any of the Excluded Assets or the Excluded Liabilities, whether known or unknown, fixed, contingent or otherwise, any liability or obligation of the Shareholders or the Companies for taxes of any kind with respect to the Subsidiaries for periods prior to the Closing Date.
4.3. No Assumption of Liabilities by Buyer. Notwithstanding any other provision in this Agreement, Buyer neither assumes nor shall be obligated to pay, perform or discharge any obligations or liabilities of Shareholders or Company, other than described herein in Exhibit K and Exhibit C, whether known or unknown, fixed, contingent or otherwise, including without limitation, any liability or obligation of Shareholders for taxes of any kind with respect to the Company for periods prior to the Closing Date.
4.4. Closing. The closing of the transactions contemplated by this Agreement (the Closing) will take place at a location mutually acceptable to the parties, no later than the earlier of (i) March 03, 2003 and (ii) three (3) business days after the expiration or early termination of the waiting period under the HSR Act (if applicable), or such other day mutually acceptable to the parties hereto (in each parties sole and absolute discretion) following the date on which all such conditions shall have been met (the Closing Date).  In the event that the Closing has not occurred by March 15, 2003, for any reason, either Buyer or the Shareholders may terminate this Agreement.  In addition, notwithstanding anything else in this Agreement to the contrary, the parties hereto mutually understand and agree that the Closing shall be conditioned upon the closing of the transactions contemplated under the Asset Purchase Agreement.
4.5. HSR Act Notification.  Unless the notification and report referred to in this sentence shall have been filed prior to the execution hereof or unless such notification and report shall be deemed by the parties hereto not to be required by the HSR Act, the parties hereto, as promptly as practicable, but in no event later than five (5) business days after the date of this Agreement, file with the Federal Trade Commission (the FTC) and the Antitrust Division of the Department of Justice (the Antitrust Division) the notification and report form required for the transactions contemplated hereby pursuant to the HSR Act and request early termination of the statutory waiting period thereunder. The parties hereto shall furnish to each other such necessary information and reasonable assistance as may be requested in connection with the preparation of any filing required to be made under the HSR Act, and shall use all reasonable efforts to respond as promptly as practicable to all inquiries received from the FTC or the Antitrust Division for additional information or documentation and to obtain as promptly as practicable any clearance required under the HSR Act for the transactions contemplated hereby. Shareholders agree to pay any and all filing fees, notification fees and costs, or other costs associated with compliance of the HSR Act.
4.6. Escrow Conditions: On or before the Closing Date, the Purchase Price, executed agreements and exhibits, opinions, or other closing items (including, without limitation  all deliveries to be made in connection therewith) will be held in escrow, committed and subject to the terms of this Agreement by the Escrow Agent as set forth in the escrow agreement (the Escrow Agreement) attached hereto as Exhibit O.  The Escrow Agent shall hold items in accordance with this Agreement, and disburse such items in accordance with a joint instruction signed by Shareholders and Buyer, or separate instruction of like tenor signed by Shareholders or Buyer, or a final judgment of a court of competent jurisdiction. The Escrow Agent shall disburse such items held by him in accordance with an instruction signed by the Shareholders or the Buyer, respective to the disbursement item, indicating a simultaneous closing whereupon the Escrow Agent shall disburse items simultaneously with the receipt by the Escrow Agent of items mentioned in this Section 4.6 and shall promptly disburse the items in receipt to the corresponding party, all in accordance with the Escrow Agreement.

5. Purchase Price
5.1. The purchase price for the Shares (the Purchase Price) shall be Five Hundred Thousand Dollars ($500,000.00), payable in cash, cash equivalents, securities, bonds, notes, or other compensation acceptable to the Shareholders, as further defined in 5.2 below or otherwise agreed to in writing by the parties hereto.
5.2. The Purchase Price shall consist of the following compensation:
5.2.1. Fourteen Million (14,000,000) shares of common stock of Advanced Oxygen Technologies, Inc. (the AOXY Shares).  The certificates evidencing the shares will bear legends in substantially the following form:  THE SECURITIES REPRESENTED BY THIS CERTIFICATION HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE ACT).  IN THE ABSENCE OF AN EFFECTIVE REGISTRATION STATEMENT UNDER THE ACT, THESE SECURITIES MAY NOT BE SOLD, TRANSFERRED OR OTHERWISE DISPOSED OF EXCEPT PURSUANT TO AN APPLICABLE EXEMPTION FROM THE REGISTRATION REQUIREMENTS OF SAID ACT AND UPON OBTAINING AN OPINION OF COUNSEL (WHICH MAY BE COUNSEL TO THE COMPANY) SATISFACTORY TO THE COMPANY THAT SUCH DISPOSITION MAY BE MADE WITHOUT REGISTRATION UNDER SAID ACT, OR UNLESS SOLD PURSUANT TO RULE 144.
5.2.2. One share of convertible preferred stock of Advanced Oxygen Technologies, Inc. (Convertible Stock) with the following legends, terms and conditions:
5.2.2.1. The certificate will bear legends substantially the same as those presented in paragraph 5.2.1 above,
5.2.2.2. One year from the Closing Date, the Convertible Stock will convert to common stock of Advanced Oxygen Technologies, Inc. in an amount of non diluted shares calculated on the Closing Date, equal to the greater of : a) two hundred and ninety thousand (290,000) divided by the previous ten day closing price of AOXY as quoted on the national exchange and not to exceed twenty million, or b) six million shares.
6. Deliveries
6.1. Shareholders Deliveries
 Against delivery of the Purchase Price by the Escrow Agent, and as a condition precedent to Buyers obligation to consummate the transactions contemplated hereunder, the Shareholders shall sell, assign, transfer and deliver to Buyer, or Escrow Agent, and simultaneous with the Escrow Agents delivers hereinafter specified, all of their respective right, title and interest in and to all of the Shares.  In furtherance thereof, as a condition precedent to Buyers obligation to consummate the transactions contemplated hereunder, the Shareholders shall deliver to Buyer on or before the Closing Date the following:
6.1.1. A stock certificate(s), duly endorsed in blank or with a stock transfer power duly endorsed in blank or affixed thereto with respect to the Shares.
6.1.2. In addition, the Shareholder shall deliver or cause to be delivered to Buyer:
6.1.2.1. Shareholders Legal Opinion, executed by the Shareholders legal counsel, along with both the results of a search of U.C.C. filings with respect to the Companies and a report issued by Dunn  and  Bradstreet regarding the Companies;
6.1.2.2. All documentation which, in the reasonable opinion of Buyers counsel, is satisfactory and/or reasonably necessary to consummate the transactions contemplated herein;
6.1.2.3. All executed Lease Contracts;
6.1.2.4. All executed Service Agreement(s)
6.1.2.5.  The Covenant of Non Competition, executed by each Shareholder;
6.1.2.6. The Employment Contracts, executed by the Employee(s) as listed on Exhibit F.
6.1.2.7. The Asset Appraisal that represents a fair market value of not less than  125,000 US Dollars;
6.1.2.8. The Consulting Agreement, executed by the officers of the Company,
6.1.2.9. The Lease Fairness Opinion acceptable to the Buyer.

6.2. Buyers Deliveries.
As a condition precedent to the Shareholders obligation to consummate the transactions contemplated hereunder, Buyer shall deliver to the Escrow Agent on or before the Closing Date the following:
6.2.1. Purchase Price;
6.2.2. Buyers Legal Opinion executed by Buyers legal counsel;
6.2.3. The executed Employment Contracts;
6.2.4. All documentation which, in the reasonable opinion of the Shareholders counsel, is reasonably necessary to consummate the transactions contemplated herein; and
6.2.5. All other documents to be executed by Buyer as described herein.

6.3. Release of Escrow
Upon  the Escrow Agents receipt of all the Shareholders Deliveries, and Buyers Deliveries, and the execution and delivery of all necessary documents, and confirmation by all parties (in accordance with the Escrow Agreement) that all obligations of all parties have been completed, the Escrow Agent will release the Shareholders Deliveries and the Buyers Deliveries to each respective party (in accordance with the Escrow Agreement). The Escrow Agent shall act in good faith, independent of any party to this Agreement and will act accordingly in the event that either party does not fulfill any of its obligations as defined herein.

7. Representations and Warranties
7.1. Buyer represents, warrants, covenants and agrees as follows:
7.1.1. Organization.  Buyer is a corporation duly organized, validly existing, and in good standing under the laws of the State of Delaware and has full corporate power and authority to conduct its business as and where its business is now conducted.
7.1.2. Authority.  Buyer has full right, power, authority and capacity to execute and deliver this agreement and any other documents and instruments required to be executed and delivered hereunder, and to perform its obligations under this Agreement and the other documents and instruments executed and delivered in connection herewith.  Buyers execution and delivery of and performance under this Agreement has been duly authorized by all necessary corporate action of Buyer and this Agreement constitutes the valid and binding obligation of Buyer, enforceable against it in accordance with its terms, except as may be limited by bankruptcy, insolvency or other similar laws affecting the enforcement of creditors rights generally and subject to general principles of equity.
7.1.3. No Conflict. The execution, delivery and performance of this Agreement and the Ancillary Documents by the Buyer, and the consummation of any of the transactions contemplated thereby, by Buyer will not (i) violate any constitution, statute, regulation, rule or other restriction of any government or government agency to which the Buyer is subject; (ii) violate or conflict with any provision of the Articles of Incorporation or bylaws of Buyer; (iii) conflict with, or result in the breach or termination of, or constitute a default under, any agreement, commitment or other instrument, or any order, judgment or decree, to which Buyer is a party or by which it is bound; or (iv) permit the acceleration of the maturity of any indebtedness of, or any indebtedness secured by the property of, Buyer.
7.1.4. Corporate Form.  Neither the shareholders nor the board of directors of Buyer have considered any action which would result in a change in Buyers corporate form (including merger and dissolution) nor are there any facts or circumstances presently in existence on which basis a reasonable person would have reason to believe that such action would be likely to be taken.
7.1.5. Receipt of Delivered Documents.  Buyer acknowledges its receipt from the Shareholders, on or prior to the date hereof, of the Delivered Documents listed on  Schedule 1 attached hereto.
7.1.6. Consent. No consent, notification, approval or authorization of, or designation, declaration or filing with, any governmental authority or any other party is required in connection with the execution, delivery and performance of this Agreement and the Ancillary Documents on the part of Buyer.
7.1.7. Capitalization: The Buyer has thirty two million, nine hundred and seventy three thousand, five hundred and eighty five (32,973,585) shares of common stock issued and outstanding.

7.2. The Shareholders represent, warrant, covenant and agree as follows:
7.2.1. Organization.  IP Service ApS is a corporation duly organized, validly existing and in good standing under the laws of the State of Denmark. IP Service ApS has full corporate or company power and authority to conduct its Business as in where its Business is now conducted.
7.2.2. Capitalization.  As of the date hereof, the authorized capital stock of IP Service ApS is 125 shares of common stock with a par value of 1000 DKK  per share, of which 125 shares are issued and outstanding, and (ii) 0 shares of preferred stock.  All the Shares have been duly authorized and validly issued, and are fully paid and non-assessable.  As of the Closing Date, there will be no outstanding subscription rights, warrants, options, conversion rights or other rights or agreements of any kind whatsoever entitling any person or entity to purchase or acquire any interest in any of the Shares.  As of the Closing Date, there will be no agreement between any Shareholder and any other person or entity with respect to the voting and transfer of the Shares or the control of the Companies other than a buy/sale agreement among the Shareholders, which shall be terminated as of the Closing Date.  None of the Shares have been issued in violation of any federal, state or other applicable law pertaining to the issuance of securities in violation of any rights, preemptive or otherwise, of any person or entity.
7.2.3. Subsidiaries. IP Service ApS does not own any Subsidiaries, in whole or part.
7.2.4. Authority.  The Shareholders and the Companies as the case may be have full right, power, authority and capacity to execute this Agreement and all other agreements and instruments to be executed herewith, and to perform their obligations under this Agreement and any other agreements to be executed and delivered herewith.  This Agreement and the other agreements and instruments to be executed and delivered in connection herewith constitute valid and legally binding obligations of the Shareholders, and the Companies as the case may be, enforceable in accordance with their terms, except as maybe limited by bankruptcy, insolvency or other similar laws affecting the enforcement of creditors rights generally and subject to general principals of equity.
7.2.5. No Conflict.  The execution, delivery and performance of this Agreement and the Ancillary Documents by the Shareholders and the Companies shall not: (i) violate any constitution, statute, regulation, rule or other restriction of any government or government agency to which the Shareholders or the Company are subject; (ii) violate or conflict with any provision of the articles of incorporation or bylaws of the Companies or articles of organization (as applicable) of the Companies; (iii) result in the breach or termination of, or constitute a default under, any agreement, commitment or other instrument, or any order, judgment or decree, to which the Shareholders and the Companies as the case may be, are a party or by which they are bound including but not limited to: present or future, all labor union contracts, employment agreements, construction contracts, bonding, municipal or government contracts or (iv) permit the acceleration of the maturity of any indebtedness of Shareholders or the Companies, or any indebtedness secured by the Shareholders, the Companies or the Assets of the Companies.
7.2.6. Consent.  No consent, notification, approval or authorization of, or designation, declaration or filing with, any governmental authority or any other party is required in connection with the execution, delivery and performance of this Agreement and the Ancillary Documents on the part of  the Shareholders or the Companies.
7.2.7. Title to Stock.  The Shareholders have, and as of the Closing Date will have, good and marketable, unencumbered, legal and beneficial title to the Shares, free and clear of all mortgages, security interests, conditional sales agreements, charges, pledges, claims or encumbrances of any kind.  As of the Closing Date, the Companies shall have good and marketable  and unencumbered title to their respective Assets, free and clear of any liens or encumbrances resulting from any taxes arising in any period up to the Closing Date, other than those listed in Exhibit K.
7.2.8. Litigation.  There are no actions, claims, creditors proceedings, arbitrations or government investigations or other administrative or judicial proceedings pending or, threatened, against or affecting any of the Companies, or assigns, before any court, administrative agency or arbitration panel, and there are no orders, decrees or judgments pending or entered against any of the Companies or the Assets.  There are no violations of any law or governmental rule or regulation pending or, threatened against the Subsidiaries or the Assets.  The Companies have complied with all laws and governmental rules and regulations applicable to the Business or the Assets.
7.2.9. Financial Condition.
7.2.9.1. The financial statements, balance sheets and other information pertaining to the Companies set forth in Exhibit C hereto are true, correct and complete as of the dates and for the periods set forth therein; have been prepared in accordance with generally accepted accounting principles consistently applied; and fairly represent the financial position of the Companies at such dates and for such periods.
7.2.9.2. Since the date of the Audit Financial Statements, there has been no material adverse change in the financial condition, Assets or Liabilities of the Companies, other than minor changes in the ordinary course of business, none of which either single or in the aggregate have had a materially adverse effect on the Companies.
7.2.10. Lease.  The Lease is in full force and effect without any default by the Company thereunder.  All copies of the Lease(s) provided by the Shareholders and Company to Buyer are true and complete copies of the original Lease.
7.2.11. Lease Contract(s), Service Agreement(s). The Lease Contracts and the Service Agreements are in full force and effect as of the Closing Date, and the Companies respective obligations thereunder have been complied with. There are no actions, claims, creditors proceedings, arbitrations or government investigations or other administrative or judicial proceedings pending against or affecting the Lease Contracts or the Service Agreements before any court, administrative agency or arbitration panel, and there are no orders, decrees or judgments pending or entered and affecting any of the Lease Contracts or the Service Agreements. The Companies respective obligation(s) under the Lease Contracts and the Service Agreements has been complied with by the applicable Company in accordance therewith
7.2.12. No Other Agreements.  Other than set forth in this Agreement, the Companies have not entered into, and the Companies and the Assets are not subject to, any:  (i) written contract or agreement for the employment of any employee of the Company; (ii) contract with any labor union or guild; (iii) similar contract or agreement affecting or relating to the Company and the Companys Assets other than the Companys 401K Plan or as disclosed herein or (iv) any other agreement that would adversely affect the Companies financial statements.
7.2.13. Covenant of Non-Competition.  For a period beginning on the Closing Date and ending Five (5) years thereafter, the Shareholders and their respective Affiliates, are not currently, and will not, directly or indirectly, whether as an owner, sole proprietor, partner, shareholder, director, agent, employee, advisor, independent contractor or in any other capacity whatsoever, or through any person or entity under the direction or control of Covenantor  (as defined in the Covenant of Non Competition), carry on or engage in the Business, except as may be otherwise specifically permitted in the Covenant of Non Competition.
7.2.14. Collective Bargaining/Employee Benefits. The Companies collective bargaining agreements, employment pension(s)/agreements, employment benefit agreements/plans, union agreements, or other similar agreements of the Company are true, complete and correct and will not have an adverse impact in the present or future on the Companys financial statements.
7.2.15. Bonding/Credit Capacity. The Companies bonding, bonding agreements, retention agreements, municipal contracts, government contracts, client contracts, vendor agreements, construction agreements, credit facilities, line(s) of credit, and all other agreements are true, complete  and correct and represent the Companys contractual obligations and credit position in total and will not be adversely impacted, discontinued, canceled, voided, or otherwise be altered by executing the transactions contemplated herein and will continue in full force and effect subsequent to the execution of this Agreement.
7.2.16. Contract Compliance.  The Companies respective obligation(s) under any contract or agreement reflected in the Audited Financial Statements or comprising the  Delivered Documents or Ancillary Documents (as applicable) has been complied with by the applicable Company in accordance therewith and has had no material change or adverse effect in such contract or agreement.
7.2.17. Investment Purposes:  Each Shareholder is acquiring the AOXY Shares for investment, for its own account,  and not with a view to, or for resale in connection with, any distribution of any part thereof.  Each Shareholder acknowledges that the Buyer is issuing the AOXY Shares hereunder in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended (the Act) which depends upon, among other things, the bona fide nature of the investment intent and accuracy of such Purchasers representations as expressed herein.  Each Shareholder is able to fend for itself, can bear the economic risk of this investment and has such knowledge and experience in financial or business matters that it can evaluate the merits and risks of the investment.  Each Shareholder is an accredited investor  within the meaning of Rule 501(a) of Regulation D promulgated under the Securities Act.
7.2.17.1. Except as set forth in this Agreement, no representations or warranties, oral or otherwise, have been made to Shareholders, including without limitation, any representations concerning the future prospects of AOXY, any employees or affiliates of the Buyer or by any other person whether or not associated with this transaction and in entering into this transaction Shareholder is not relying upon any information.
7.2.17.2. Without in any way limiting the representations set forth above, Shareholder(s) further agrees not to make any disposition of all or any portion of the AOXY Shares that constitutes restricted securities delivered pursuant hereto unless (1) there is then in effect a Registration Statement under the Act covering the proposed disposition and disposition is made according to the Registration Statement; or (2) the transferee has agreed in writing for the benefit of AOXY to be bound by the restrictions set forth in this section, to the extent applicable; and each Shareholder has furnished AOXY with an opinion of counsel, reasonably satisfactory to AOXY,  that such disposition will not require registration of the AOXY Shares under the Act.  Each Shareholder is not a US Person (as that term is defined in Exhibit E attached hereto).
7.2.18. Each Shareholder acknowledges that AOXY has not solicited this offer to transfer the AOXY Shares within the United States and that the transfer of the AOXY Shares will not take place within the United States (for this purpose, the United States means the Unites States of America, its territories and possessions, and any state of the United States and the District of Columbia).  Each Shareholder also acknowledges that the AOXY Shares have not been registered under the laws of any other country or jurisdiction and that AOXY takes no responsibility for complying with any such laws.
7.2.19. Analizt Software: Since July 2002 the corporation has been developing an internet security software called Analizt.  Prior to July 2002 the research was carried out by a related party to the corporation (IP Solutions A/S).  Such research was conducted for a product called MYTH-Software, which was the predecessor to Analizt.  In August 2002, the Company purchased the research and the MYTH project from Vaekstofonden (a Danish public finding organization that obtained assets from IP Solutions through a bankruptcy filed in April 2002).  The Company has not paid Vaekstofonden. The Shareholders represent and warrant relating to Analizt, the research or any further development of Analizt, that there are and will be, no fees due, no current future or threatened liabilities, no royalties commissions or profit sharing, and no barriers to the market.
7.3. Survival.  All representations and warranties contained in Sections 7.1 and 7.2 of this Agreement shall survive the Closing Date for a period of Seven Years years after the Closing Date; provided, however, the representations and warranties set forth in Section 7.2.7  and 7.2.19 of this Agreement shall survive indefinitely.

8. Indemnification.
8.1. Indemnity by Buyer.  Buyer shall indemnify, defend and hold harmless the Shareholders from and against and in respect to any loss, claim, damage, liability or expense, (including reasonable attorneys fees) (each a Loss) resulting to any Shareholder, either directly or indirectly, from: (i) any breach by Buyer of any of the representations and warranties set forth in Section 7.1 above, and (ii) Buyers failure to fulfill any covenant or agreement contained in this Agreement, and (iii) all liabilities and obligations set forth on Exhibit C or Exhibit K. This Indemnity shall be absolutely without personal recourse to or personal liability of any shareholder, director or officer of the Buyer.
8.2. Indemnity by the Shareholder(s).  The Shareholders shall jointly and severally indemnify, defend and hold harmless Buyer from and against and in respect to any Loss that Buyer shall incur or suffer or which shall arise from or relate to any claim or cause of action by any party with respect to any Loss resulting to Buyer, either directly or indirectly, from: (i) any breach by the Shareholders of the representations and warranties set forth in Section 7.2 above, (ii) the Shareholders failure to fulfill any covenant or agreement contained in this Agreement, (iii) liabilities or obligations not set forth on Exhibit C or Exhibit K, and (iv) any of the Excluded Assets and Excluded Liabilities.
8.3. Notice to Indemnifying Party.  Either party claiming a right to indemnification hereunder (the Indemnitee) shall promptly notify in writing the other party hereto (the Indemnitor) of the existence of any claim, demand or other matter to which its indemnification obligations hereunder would apply (each a Claim), and shall give it twenty (20) days to elect to defend the same at its own expense and with counsel of its own selection. Should the Indemnitor elect to defend the same at its own expense, the Indemnitor shall have the absolute right to compromise or settle such claim, demand or other matter in its sole discretion. If the Indemnitor fails within twenty (20) days after receipt of such notice to defend the same, the other party hereto shall, in addition to any other rights it may have, at law or in equity, have the right to undertake the defense of and compromise or settle the claim, demand or other matter.

9. Taxes.
9.1. The Shareholders hereby expressly assume responsibility for the payment of, and shall timely pay any and all sales and use taxes and assessments imposed by any governmental authority as well as any transfer fees, assumption fees and the like, if any, that may become due as a consequence of the transactions under this Agreement.
9.2. The Shareholders hereby expressly assume responsibility for the payment of, and shall timely pay any and all taxes of the Companies that are due and payable prior to the Closing Date, including but not limited to sales and use taxes, withholding taxes, payroll taxes, income taxes, franchise taxes, state taxes, federal taxes or other taxes owed by the Companies that may be due and assessable for the periods prior to the Closing Date even if such assessment of liability becomes due and payable subsequent to the Closing Date.

10. Costs and Expenses
10.1. Except as specifically stated herein, each party shall bear its own expenses, including expenses of counsel, with respect to this Agreement and the transactions contemplated hereby.

11. Right of Set Off
Notwithstanding any other provision in this Agreement, Buyer shall have the right to set off, in direct order of maturity, against any payments due under this Agreement any and all amounts owed to Buyer pursuant to the Stock Acquisition Agreement or pursuant to any other agreement, or ancillary document, by reason of Shareholders breach of a representation, warranty, or obligation under the Stock Acquisition Agreement or by reason of a breach by Shareholder of a representation, warranty or obligation under any ancillary Document or Agreement, including but not limited to the Covenant of Non Competition and  the Employment Agreement, provided that Buyer shall provide Shareholders with written notice of the amount to be set off and the reasons therefore (a Set-Off Notice) at any time prior to the date or dates on which Buyer intends to apply a set-off from the amount due under this provision.  If, after its receipt of a Set-Off Notice and payment by Buyer of any amount due under this Agreement less the amount set-off by Buyer, Shareholder disagrees with the amount of or reason for the set-off specified in a Set-Off Notice, Shareholder shall be prohibited from declaring the obligations under this Agreement, or any ancillary document including but not limited to the Covenant of Non Competition and the Employment Agreement, by reason of the set-off, to be in default and, upon Shareholders notice thereof to Buyer, the parties shall attempt to resolve the matter in good faith.  Failing such resolution, Shareholder may seek an equitable resolution in a court of law, and during such time as the matter is pending and until the matter is finally and judicially resolved, Shareholder shall be prohibited from declaring the obligations under this Agreement, or any ancillary document including but not limited to the Covenant of Non Competition and the Employment Agreement, by reason of the set-off, to be in default.

If Buyer exercises its right of set-off in good faith and it is subsequently determined that such exercise was unwarranted, Buyer shall promptly pay all amounts improperly set off, and upon such payment Buyer shall be deemed to be in full compliance with its obligations under this Note.

12. Brokers, Finders or Commissions
12.1. Each of the parties to this Agreement represents and warrants to the other that all negotiations relating to this Agreement and the transactions contemplated hereby have been carried on by them individually, by their counsel, consultants or by officers of counsel or consultants for the other party and they have not dealt with or employed any broker or finder in connection with or on account of this Agreement or any transaction herein contemplated and insofar as they have knowledge, except for fees of the parties respective counsel, consultants and financial advisors for which each party is responsible, no broker, consultant or finder is entitled to any commission or brokers or finders fee in connection with or as a consequence of any of the transactions contemplated by this Agreement  .

13. Confidentiality; Public Announcements
13.1. Each party hereto agrees that it will not, without the prior written consent of the other party, disclose to any third party, directly or indirectly, any trade secrets or confidential data relating to such other party, or the business of such other party, as a result of the transactions contemplated by this Agreement.  No public announcement or press release concerning the transactions contemplated herein shall be made at any time by the Buyer, the Shareholders or any of the Companies or unless by mutual written consent or otherwise required by law.

14. Miscellaneous Provisions
14.1. Exclusivity of Presentations and Warranties; Relationship between the Parties. The parties hereto agree that this is an arms length transaction in which the parties undertakings and obligations are limited to the performance of their obligation under this Agreement.  Buyer acknowledges that it is a sophisticated investor, that it is undertaken and that the Shareholders have given Buyer such opportunities as it is requested to undertake,  full investigation of the Business (including the Assets and the Companies books and records), that it has only a contractual relationship with the Shareholders, solely on the terms of this Agreement, that there is no special relationship of trust or reliance between Buyer and the Shareholders.
14.2. Further Assurances.  The parties hereto each agree that they shall execute and, if appropriate, acknowledge, without any additional consideration, any and all additional and other documents, instruments and writings which may be necessary to, or which would reasonably facilitate, the vesting in Buyer of good and marketable title to the Shares as provided herein and to carry out the purposes of this Agreement, including specifically the Covenant of Non-Competition.
14.3. Attorneys Fees  and  Costs.  In the event that any action or other formal proceeding is instituted to enforce or interpret any part of this Agreement, the party prevailing in such action or proceeding shall be entitled to recover, in addition to the prevailing partys costs of suit, such attorneys fees as the presiding tribunal deems to have been reasonably incurred by the prevailing party.
14.4. Binding Agreement. All terms, conditions and covenants to be observed and performed by the parties hereto shall be applicable to and binding upon their respective agents, servants, heirs, executors, administrators, affiliates, subsidiaries, associates, employees, successors and assigns.
14.5. Captions.  All captions (paragraph headings) set forth in this Agreement are inserted only as a matter of convenience and for reference, and shall not be construed to define, limit, interpret, prescribe or describe the scope or intent of this Agreement, meaning, and shall not be considered for such purposes, or any part hereof, nor affect it.
14.6. Counterparts. This Agreement may be executed in any number of counterparts, including by means of facsimile signatures, each of which shall be deemed an original but all of which, when taken together, shall constitute one and the same document.
14.7. Entire Agreement. This Agreement, together with all Ancillary Documents, Schedules and Exhibits, is an integrated document containing and expressing all terms, covenants, conditions, warranties and agreements of the parties hereto relating to the subject matter hereof.  All prior negotiations and agreements by and among the parties hereto with respect to the subject matter hereof are superceded by this Agreement and the Ancillary Documents, and there are no representations, warranties, understandings or agreements with respect to the subject matter hereof other than those expressly set forth herein or in any Exhibit or Schedule delivered in connection herewith or therewith.
14.8. Amendment Only by Writing. This Agreement cannot be amended, altered or modified, except in writing signed by the parties hereto.
14.9. Definition of Writing.  All references in this Agreement to written consents, notices or other documentation required to be given, received or obtained, shall mean a writing (printed, typewritten or handwritten) actually signed by the party giving such consent, notice or otherwise, with the intent to give such consent, notice or otherwise, free from duress, undue influence, fraud and coercion.
14.10. Gender; Plural and Singular. Whenever required by the context hereof, the singular shall be deemed to include the plural, the plural shall be deemed to include the singular, the masculine the feminine, and the neuter gender shall be deemed to include the others.
14.11. Governing Law.  This Agreement shall be interpreted, construed and governed by, in accordance with and consistent with the laws of the State of New York  which shall apply in all respects, including statutes of limitations, to any disputes or controversies arising out of or pertaining to this Agreement.
14.12. Neither Party to be Deemed Drafter.  This Agreement is to be deemed to have been prepared jointly by the parties hereto and any uncertainty or ambiguity existing herein shall not be interpreted against either party on the basis that such party was the drafter hereof, but instead shall be interpreted according to the application of rules for the interpretation of contracts, if such an uncertainty or ambiguity exists.
14.13. Notices.  Any notice required or permitted to be given hereunder shall be so given by registered or certified (return receipt requested) United States Postal Service mail, postage prepaid, unless a notice transmitted in said manner is returned to the sender as unclaimed, refused or undeliverable, or unless the party giving notice has a good faith reason to believe that a notice transmitted in said manner will be so returned, in which case such notice may be given, at the senders option, by personal service or by first class mail provided that such alternative method is effectuated by a disinterested party who attests thereto by a written declaration under penalty of perjury.  Any such notice shall be addressed to or delivered to the recipient as follows:

In the case of: Addressed to:
14.13.1. SHAREHOLDERS:
 See Exhibit A

14.13.2. BUYER :
Advanced Oxygen Technologies, Inc. 133 W 13th St, Suite no. 5, New York, NY 10011 or BUYERs Counsel: Law Office of John Tartaglia, PO Box 929, Bedford, NY 10506, or 2 Hemlock Hollow Rd, Armonk NY 10504, Tel) 914-273-0324, Fax) 914-273-1814
In the event that notice is transmitted by U.S. Mail, such notice shall be deemed to have been received by the addressee and service thereof shall be effective, five (5) days following deposit thereof with the United States Postal Service, or upon actual receipt, whichever first occurs, unless the address for delivery is not within one of the United States or its territories or possessions, in which case service shall be elective seven (7) days following deposit, or upon actual receipt whichever first occurs. A party may change the above specified address by giving the other party notice of the new address in the manner above-prescribed for all notices.
14.14. Relationship of Parties.   Neither party to this Agreement shall be deemed, in any way, nor construed to be, the partner, joint venturer, agent, employee or servant of the other, their entire relationship being that of seller and buyer only, as independent contracting parties.
14.15. Severability.  In the event that any term, provision, clause, article, condition or other portion of this Agreement, Ancillary Documents, the Schedules or Exhibits is determined to be invalid, void or unenforceable by a forum of competent jurisdiction, the same shall not affect any other term, provision, clause, article, condition or other portion hereof and the remainder of this Agreement shall remain in full force and effect, as if such invalid, void or unenforceable term, provision, clause, article, condition or other portion of this Agreement did not appear herein.
14.16. Interdependence.  It is understood and agreed that terms and conditions of this Agreement are dependent upon the terms and conditions of the other agreements executed and delivered between and among the parties, including, but not limited to, those agreements recited in Section 6, and any Schedules or Exhibits. Any right or liability conferred in or representation or warranty made under any one of the agreements shall be considered a right of liability or representation or warranty made under all, including, but not limited to rights of set-off and indemnification.

IN WITNESS WHEREOF, the parties have subscribed their names to this Agreement or, in the case of corporate parties, have (or have caused their duly-authorized officers, as the case may be) to execute this Agreement, effective on the date first written above.

Signatures:

BUYER:
Advanced Oxygen Technologies, Inc.
By:________________________   Date:

Name:______________________   Witness:
Title: ______________________   Name:
  SHAREHOLDERS:

Signatures

First	Last	Signature	Date

Hennistone Projects Limited By:________________________ Date:

Name:______________________ Witness:

Title: ______________________ Name: Logical Management UK Limited By:________________________ Date:

Name:______________________ Witness:

Title: ______________________ Name: Borkwood Developments Limited By:________________________ Date:

Name:______________________ Witness:

Title: ______________________ Name:

Exhibits

Schedule 1

Delivered Documents

GENERAL INFORMATION

2000 and 2001 Supplier correspondences (other than invoices)

3 Years of Bank Statements

3 Years Credit facilities, Factoring or other Bank Statements

3 years Management salary history including salary, bonus, and perks

3 years General Ledger GL

5 Year Projections

3 years tax returns of the Company,

A/R Aging Schedules

All Applicable Contracts or Agreements.

All Corporate Resolutions:

Any/All Employee Contracts

Any required operating licenses

Any Regulatory Proceedings and/or Compliance Issues

Board of Directors, Listing, Officers and terms

Brochures of Equipment (if available).

Budget cycles

Business Plan

Bylaws as amended

Call accounting records/example

Certificate of Good Standing

Client Correspondences for 1998 through 2002

Competitor Analysis and anticipated response

Contact Name, Address, Phone Number, Fax Number, Title, Home Phone, Home Address.

Copies of all signed debt obligations

Copies of Special Permits, Licenses, etc.

Copies of all Insurance policies

Copy of Articles of Incorporation

Copy of 1 Years Business Tax Return.

Copy of Certificate of Incorporation.

Corporate Name, Issues involving the use of MM, d.b.a.

Current (open) Litigation with Comments (re: Status)

Current Aging of Account Receivable

Current Shareholders (owners) - Name of %5+ owners

Current inventory methodologies (LIFO/FIFO)

Employee/Union Suits or grievances

Employee list for 2002

Employee Separation Agreements

Employee ID nos

Employment Contracts

Equipment Schedules

Executive Summary

Federal Tax I.D.  (same if outside U.S.)

Financials

Goodwill History, Status, Objectives, Resumes, etc.

Goodwill listing all managed projects.

H/R plans

Job Descriptions/Pay ranges for

Key Contacts that have Significant Impact on Business

Last 2 Years in Business Operating Statements.

Legal Issues/Representation

Line of Credit Agreements

List of Accounts Receivables with names, addresses and telephone numbers.

List of Equipment and All Assets- Include make and model numbers and serial numbers if sale/leaseback; Include appraised cost and book value.

Marketing plan

Minute Book, Past 3 years

Mission Statement

Operating Plan

Organizational structure

Ownership issues/disputes/changes 3 years

Partnership agreement(s)

Past Litigation with Statement of Resolution

Pending (or anticipated) Litigation with Brief Description

Phone contracts

Pricing Policies

Product discussions

Proforma Operating Statements and Balance Sheets for 4 years

Public Relations

Quality Assurance Programs

Resolution from Board of Directors authorizing this transaction.

Resumes of management

Sales Tax Certificate

Schedules of Inventory

Summary of marketing plans with samples of advertisements, brochures, and marketing materials to be used.

Total Quality Management Goals (TMQ)

Total Shares Authorized and Par Value

Total Shares Issued and Outstanding

Volume Forecasts

Work Force demographics Exhibit A

Shareholders

ShareholderID	First	Last	Address	City	State	Zip	Country	Title	Phone	Number of Shares	% Ownership	SS
	Henistone	Projects Ltd.	2 Eastglade	Northwood	Middlesex	HA6 3LD	United Kingdom			105	84.00%
	Logical	Management UK Ltd.	4 Bury Farms	Old Amersham	Buckinghanshire	HP7 OSJ	United Kingdom			10	8.00%
	Borkwood	Developments Ltd.	103 Kingsway	London			United Kingdom			10	8.00%

Totals											100.00%

Henistone Projects Ltd:

Directors: Ben Weiner, 4 Bury Farms, Old Amershvm, Buckinghamshire, HP7 OSJ, United Kingdom

Secretary: Dan Sommer, Søtoften 10, Tårnet, 8660 Skanderborg, Denmark

Beneficial Owner: Edith Madsen, 8700 Horsens, Denmark

Logical Management Ltd:

Directors: Ben Weiner, 4 Bury Farms, Old Amershvm, Buckinghamshire, HP7 OSJ, United Kingdom

Secretary: Dan Sommer, Søtoften 10, Tårnet, 8660 Skanderborg

Beneficial Owner: Johs. Nielsen, 3200 Helsinge, Denmark

Borkwood Development Ltd:

Directors: Hanna Van Breukelen, Amsterdam, Nederlands.

Secretary. Aage Madsen, Voervadsbro, Skanderborg, Denmark

Beneficial owner: Aage Madsen, Voervadsbro, Skanderborg, Denmark

Exhibit B

COVENANT OF NON-COMPETITION

THIS COVENANT OF NON-COMPETITION (Agreement) is executed and made effective on March 05, 2003 by the Shareholders (as listed in the Stock Acquisition Agreement) (collectively and individually referred to as Covenantor) in the State of New York.

1 Recitals.

The covenants, obligations and rights created by and arising hereunder are premised upon the following facts which are recited hereat to have the force of conclusive presumptions:

1.1.1. Covenantor has, contemporaneously with the execution hereof, closed a transaction pursuant to a Stock Acquisition Agreement (annexed hereto as Exhibit B) whereby Covenantor has sold to Advanced Oxygen Technologies, Inc. (Covenantee herein) 100% of all classes of equity of a corporation organized and existing under the laws of the State of Denmark, IP Service ApS (herein referred to as Company), its wholly owned or majority owned subsidiaries as listed in the Stock Acquisition Agreement, goodwill, and all of the Company assets of which the Company has heretofore engaged in business as a Network Security and software security systems company (Business), and the like and which operates under the name IP Service ApS nationally.

1.1.2. Covenantor is a majority shareholder, director or key officer of Company, such that he has a personal and beneficial interest in the said Stock Acquisition Agreement.

1.1.3. A material, bargained-for benefit to the Covenantee in said Stock Acquisition Agreement is the agreement of the Covenantor that they will cease and desist from engaging in the Business which, if not proscribed by operation of this covenant, would substantially devalue the business advantages acquired by Covenantee pursuant to the said Stock Acquisition Agreement, except as provided with respect to Covenantor in any Employment Agreement as defined in the Stock Acquisition Agreement.

1.2 In consideration of the benefits conferred upon Covenantor under the said Stock Acquisition Agreement, the receipt and sufficiency of which are hereby acknowledged, Covenantor hereby irrevocably binds and pledges themselves to the terms set forth hereinbelow, by creating this covenant of non-competition.

2. Covenant of Non-Competition.

2.1 Subject to the terms of 2.3 below, Covenantor hereby covenants to Covenantee, and Covenantee's parent companies, subsidiaries, partners, affiliates, successors and assigns, that with the sole exception of the activities permitted in Section 2.2 hereinbelow, for a period of Five (5) years, Covenantor shall not, directly or indirectly, whether as an owner, sole proprietor, partner, shareholder, director, agent, employee, advisor, independent contractor or in any other capacity whatsoever, or through any person or entity under the direction or control of Covenantor, carry on or engage in the Business within the geographical area specified in Exhibit A hereto (including non-contiguous states, territories, possessions and protectorates).

2.2 Notwithstanding anything to the contrary appearing herein, Covenantor shall not be deemed to be in breach hereof if any one or more of them engage in the proscribed activities in the capacity of employee of the Covenantee or as an agent acting on behalf of Covenantee.

2.3 Notwithstanding the foregoing, and in the event that Covenantee shall be in default of any monetary payment due to Covenantor under the Stock Acquisition Agreement, or any Employment Agreement, then, and only in such event, the Covenantor shall be released from this Covenant Not to Compete.

3. Covenant Absolute; Good Faith Observance; Binding Covenant.

3.1 No cause, claim, event or circumstance of any type or nature, whether or not foreseeable (including but not limited to any cause, claim, event or circumstance which may relate to or affect the Covenantee at any time in the future) shall be deemed to extinguish, release or excuse the faithful performance of the foregoing covenant of non-competition, the good faith observance of which shall be an absolute duty which shall be performed without offset or counterclaim of any type or nature whatsoever.

3.2 Covenantor hereby expressly acknowledges that the acts of prohibited competition enumerated above are not only proscribed as to their own direct or indirect conduct; but also it shall be impermissible, and shall constitute a breach of the covenant of non-competition hereunder, to carry out any act of the prohibited competition or to attempt to do so through the auspices of any other party or entity or to enlist the aid of, engage the services of or to conspire with any other party or entity so as to circumvent the spirit and intent of this covenant by using other parties or entities to stand in the place of, or as alter ego of, Covenantor, which Covenantors themselves are prohibited from doing (including by way of example, but not as a limitation, the use of a so-called front man, straw man, sham company, family member, relative, friend or other party to create the false appearance that acts of prohibited competition are instead the act and deed of a party other than Covenantor).

4. Miscellaneous Provisions.

4.1 Attorney's Fees and Costs. In the event that any action or other formal proceeding is instituted to enforce or interpret any part of this agreement, the party prevailing in such action or proceeding shall be entitled to recover, in addition to the prevailing party's costs of suit, such attorney's fees as the presiding tribunal deems to have been reasonably incurred by the prevailing party.

4.2 Counterparts. This Agreement may be executed in any number of counterparts, each of which shall be deemed an original but all of which, when taken together, shall constitute one and the same document.

4.3 Definition of Writing. All references in this Agreement to written consents, notices or other documentation required to be given, received or obtained, shall mean a writing (printed, typewritten or hand written) actually signed by the party giving such consent, notice or otherwise, with the intent to give such consent, notice or otherwise, free from duress, undue influence, fraud and coercion.

4.4 Gender; Plural and Singular. Whenever required by the context hereof, the singular shall be deemed to include the plural, the plural shall be deemed to include the singular, the masculine the feminine, and the neuter gender shall be deemed to include the others.

4.5 Governing Law. This Agreement shall be interpreted, construed and governed by, in accordance with and consistent with the laws of the State of New York, which shall apply in all respects, including statutes of limitations, to any disputes or controversies arising out of or pertaining to this Agreement.

4.6 Severability. In the event that any term, provision, clause, article, condition or other portion of this Agreement or any agreement referenced, included, or annexed hereto, is determined to be invalid, void or unenforceable by a forum of competent jurisdiction, the same shall not affect any other term, provision, clause, article, condition or other portion hereof, and the remainder of this Agreement shall remain in full force and effect, as if such invalid, void or unenforceable term, provision, clause, article, condition or other portion of this Agreement did not appear herein.

4.7 Voluntary Execution.

Each of the Covenantor and each officer executing this covenant on behalf of a corporate-Covenantor does hereby expressly acknowledge that he/she has carefully read this Agreement, that he/she is completely familiar with and understands each and every provision hereof, whereby the parties do enter into, execute and accept it of their own individual free and voluntary will, without reliance upon any statements, representations, promises, covenants or inducements made by any party, or any of the representatives, attorneys or agents of any other party, except as are incorporated into and form a part of this agreement.

REMAINDER OF PAGE LEFT INTENTIONALLY BLANK

IN WITNESS WHEREOF the parties have subscribed their names or caused an authorized officer to subscribe this agreement, effective on the date first written above.

Signatures

First	Last	Signature	Date

Hennistone Projects Limited By:________________________ Date:

Name:______________________ Witness:

Title: ______________________ Name: Logical Management UK Limited By:________________________ Date:

Name:______________________ Witness:

Title: ______________________ Name: Borkwood Developments Limited By:________________________ Date:

Name:______________________ Witness:

Title: ______________________ Name:

  Covenant of Non-Competition Exhibit A

TerritoryTerritory

1. All Counties and municipalities in the State of Delaware and Denmark, whether listed here or not.

2. The remainder of the United States of America.

3. Europe.

4. South America.

5. Canada.

6. Mexico.

Exhibit C

Audited Financial Statements

See attached:

 IP Service ApS Pro Forma Financial Statements as of March 05, 2003.
IP Service ApS Audited Consolidated Financial Statements as of 31-Dec-01 31-Dec-00 (together with Auditors Report)
IP Service ApS Audited Consolidated Financial Statements as of 30-June-2002 (together with Auditors Report).
Exhibit D

Lease

Exhibit E

US PERSON

1. US Person means:

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

(vii) Any discretionary account or similar account (other than an estate or trust) held by a dealer or other fiduciary organized, incorporated, or (if an individual) resident in the United States; and

(viii) Any partnership or corporation if: (A) organized or incorporated under the laws of any foreign jurisdiction; and (B) formed by a US person principally for the purpose of investing in securities not registered under the Act, unless it is organized or incorporated, and owned, by accredited investors (as defined in Rule 501(a)) who are not natural persons, estates or trusts. 2. Notwithstanding paragraph 1 of this rule, any discretionary account or similar account (other than an estate or trust) held for the benefit or account of a non-US person by a dealer or other professional fiduciary organized, incorporated, or (if an individual) resident in the United States shall not be deemed a US person.

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

6. Notwithstanding paragraph 1, any agency or branch of a US person located outside the United States shall not be deemed a US person if:

(i) The agency or branch operates for valid business reasons; and (ii) The agency or branch is engaged in the business of insurance or banking and is subject to substantive insurance or banking regulation, respectively, in the jurisdiction where located. 7. The International Monetary Fund, the International Bank for Reconstruction and Development, the Inter-American Development Bank, the Asian Development Bank, the African Development Bank, the United Nations, and their agencies, affiliates and pension plans, and any other similar international organizations, their agencies, affiliates and pension plans shall not be deemed US persons.

Stock Acquisition Agreement

[TO BE PROVIDED]

Exhibit F

EMPLOYMENT AGREEMENT

THIS EMPLOYMENT AGREEMENT, (Agreement) dated March 05, 2003, for purposes of identification, is made and entered into by and between IP Services Aps, a Danish Corporation (hereinafter referred to as Employer), and the employee(s) as listed on Schedule E-1, each or individually a natural person, (hereinafter referred to as Employee).

1 Definitions and Interpretation. 1.1 In addition to any other terms that may be defined elsewhere in this Agreement, the following shall govern the construction and interpretation hereof: 1.1.1 The Board means and refers to the Board of Directors of Employer.

1.1.2 Employment Year means and refers to a span of time which begins on the Closing Date (defined in the Stock Acquisition Agreement attached hereto as Exhibit B) in any calendar year during the term of the employment hereunder and which ends at midnight on the day immediately preceding the same date in the subsequent calendar year. 1.2 Whenever in this Agreement there appears the locative adverbs herein, hereunder, hereinbelow, hereinabove, or any substantially similar adverb, the same shall be deemed to refer to this Agreement in its entirety and not to any specific article, section, subsection, subpart, paragraph or subparagraph. 2 Recitals. 2.1 The contractual relationship created by operation of this Agreement is premised upon the following facts: 2.1.1 AOXY has purchased One Hundred (100) percent of the issued and outstanding shares of capital stock of IP Service A/S (Company) which is engaged in business of Network Security and software security systems company, and the like, and operates nationally under the name IP Service A/S, pursuant to that certain Stock Acquisition Agreement dated the date hereof (Business).

2.1.2 Employer's Board of Directors has determined that: 2.1.2.1 Employee has substantial experience as indicated in Schedule I herein, of the Company, by virtue of which Employee possesses skills, ability and background in and knowledge of Employer's business and the industry in which it is engaged, which are essential to the best interests of Employer. 2.2 In consideration of the mutual duties created herein and the mutual benefits conferred hereby, the adequacy of which is hereby acknowledged, each of the undersigned voluntarily enters into this Agreement. 3 Term of Employment; Effect of Expiration of Term. 3.1 Employer hereby employs the Employee and the Employee hereby accepts the below-specified employment for a period of years as indicated on Schedule E-1, defined as Employment Years.

3.2 If the employment created hereunder continues after expiration of the last Employment Year, such employment shall automatically become at-will such that either party may then terminate the employment at any time, with or without cause or reason. 4 Employee's Full Time Duties. 4.1 The Employee shall render services for the Company as follows: 4.1.1 Employee shall act as and in accordance with his/her duties and position as described in Schedule E-1 and the Company policies established by the Board, and consistent with Employer's employment policy manual adopted by the Board (and as same may be hereafter amended). This Agreement, and the said policy manual, shall be construed as one contract, such that the two together shall be deemed to set forth all the terms, conditions and covenants of the agreement existing between Employer and Employee. In the event of any conflict between the provisions of this Agreement and said policy manual, the terms of this Agreement shall prevail to the extent permitted by law. 4.2 Employee shall devote substantially all of Employee's professional time, attention and energy to the best of his ability and experience, and shall loyally and conscientiously perform the duties and obligations either expressly or implicitly required of him under this Agreement and attendant to the position for which he is employed hereunder, and shall carry out such duties in a manner that is consistent with good and lawful business practices.

4.3 Employee shall not do any of the following: 4.3.1 Participate in any other business activities, during or after the term of his employment hereunder which are proscribed by that certain Covenant of Non-Competition to which Employee is a party and which is executed by Employee contemporaneously with this Agreement.

4.4 Unless and until otherwise determined by the Board, Employee shall report directly to the general manager of Employer. 5 Compensation of Employee; Bonus. 5.1 Employer shall compensate the Employee for services rendered hereunder as follows: 5.1.1 Commencing with the Closing Date as defined in the Stock Acquisition Agreement, Employee shall receive his base annual salary (Base Salary) as set forth on Schedule E-1.

5.1.2 During any contract year (Contract Year defined as the full years one day from one year following the Closing Date and each year thereafter through the term of the employment of the Employee as set forth on Schedule E-1) the employee will receive a subsequent bonus (Subsequent Bonus) as set forth on Schedule E-1.

5.1.3 Any such Subsequent Bonus shall be payable thirty (30) days following the end of the subject Contract Year (less customary withholdings of taxes and other deductions as required by law). 6 Benefits. 6.1 During the term of the employment hereunder, Employee shall be entitled to receive the following benefits: 6.1.1 Fully-paid leaves of absence for such holidays as may be granted from time in accordance with Employer's then-current policies governing such leaves for all Employee; and

6.1.2 Leaves of absence as may be required by applicable law (including for purposes of example, but not as a limitation, reasonable time from work to vote in elections, to serve as a juror and to testify in legal proceedings if subpoenaed to do so); provided, however, that such leaves will be fully-paid only where required by law and will be limited in duration as required by law; and

6.1.3 Leaves of absence on account of illness, bereavement or family emergency in such frequency and duration as provided by Employer's then-current policies governing such leaves for all Employee. 6.2 In addition to the foregoing benefits (but not as a limitation thereon), Employee shall be entitled to be absent from his employment hereunder as defined in Schedule III. During such vacation leave, Employee shall be compensated at the rate of his above-prescribed base salary, together with all other benefits specified in this Agreement. Such vacation leave must be pre-approved by Employer (which approval will not be unreasonably withheld) and may be taken consecutively or in separate time segments; provided, however, that unless otherwise expressly agreed to by Employer's president, all accrued vacation leave must be taken within twelve (12) months following the accrual thereof unless Employer has failed to approve a request for vacation leave, in which case such leave may be taken in the following twelve (12) month period. A failure by an Employee to take vacation leave within the prescribed time shall work as a forfeiture of Employee's right to take such time, but not as a forfeiture of Employee's right to be paid Base Salary therefore. For purposes of this Agreement, the term business day is defined as any day which is not a Saturday, a Sunday, a day customarily granted by Employer as a holiday or a day which Employee would have otherwise been entitled to be absent from work under Employer's then-current policies governing such leaves for all Employee.

6.3 Employee will receive full medical insurance paid by Employer commensurate to Employee's current health benefits as listed in Exhibit A contained herein either through the continuation of the policy or through a policy of the same coverage. 7 Reimbursement of Business Expenses Incurred by Employee. 7.1 Employer shall reimburse Employee for reasonable out-of-pocket expenses incurred and paid by Employee during the term of the employment hereunder in connection with the conduct of Employer's Business and/or the discharge of such Employee's duties including, for purposes of example but not as a limitation, travel expenses, food and lodging while away from home subject, however, to the prior approval of Employer.

7.2 Employer's obligations to reimburse Employee for any expenses specified in this Agreement shall not arise unless and until Employee has submitted to Employer written vouchers evidencing such expenses in a form as may be prescribed from time to time by the rules of state and federal tax authorities. 8 Obligations Not Conditioned On Or Related To Others. 8.1 Employer may terminate Employee's employment at any time for Cause.

8.2 Employee's employment hereunder shall terminate immediately upon his death or disability. For purposes of this Section 8.2, an Employee shall be deemed to be disabled if, on account of illness or other incapacity, he has been unable to perform his duties for 60 consecutive days. The Employer shall continue to pay Employee his Base Salary and other employment benefits hereunder prior to termination by the Board of Directors pursuant to this Section 8.2, even though such Employee is disabled during the 60-day period preceding such termination.

8.3 This Agreement may be terminated with the mutual written consent of the parties

8.4 If an Employee's employment hereunder is terminated for any of the reasons set forth in Sections 8.1, 8.2 or 8.3 hereunder, then all rights and obligations of Employer and such Employee hereunder shall terminate automatically thereupon, except (i) as to any right which Employee, Employee's estate or dependents may have under COBRA or any other federal or state law, (ii) as to any Base Salary earned by him prior to such termination, or (iii) to the extent otherwise specifically set forth herein.

8.5 For purposes of this Agreement: Cause means, when used in connection with the termination of Employee's employment with Employer (or the right to effect such termination): (i) Employee's commission of any crime involving moral turpitude or any felony;

(ii) Employee's commission of an act of fraud or embezzlement upon Employer;

  Willful misconduct, gross negligence or willful failure by Employee to perform his duties to Employer
  Material breach of this Agreement after such Employee has been given notice of such misconduct, negligence, failure to perform or breach and a reasonable period of time to cure such problem;

(v) Habitual drug, alcohol or other substance abuse by such Employee which impairs such Employee's performance of his duties hereunder;

(vi) Failure by Employee to disclose material, adverse personal, business or financial information at the time of signing this Agreement which failure can materially and adversely affect the business and affairs of Employer. 8.6 Upon termination of Employee hereunder for any reason, such Employee shall forthwith deliver back to Employer any and all property belonging to Employer of every type and nature, including but not limited to, keys, documents, manuals, catalogs, correspondence, product samples and documentation of every type and nature including all copies or other duplications. 9 Non Competition: 9.1 Employee hereby agrees that the terms and conditions of the Covenant of Non Competition, executed as of the date hereof, shall be effective and binding upon him for the period of Five (5) years from the date of the termination of employment, or Five (5) years from the date of the closing of the Stock Acquisition Agreement, whichever is later.

9.2 Notwithstanding anything to the contrary appearing herein, Employee shall be deemed to be in breach hereof if he engages in the activities proscribed in the Covenant of Non Competition, or as may otherwise be agreed to in writing by the Employer.

  10 Confidentiality. 10.1 Without the specific prior written consent of Employer, Employee shall , directly or indirectly, at any time after the date hereof, divulge to any person or entity, or use for his own direct or indirect benefit, any information confidential and/or proprietary to Employer concerning its business, affairs, products, services, assets, liabilities, revenues, condition (financial or otherwise), or prospects, customers or suppliers, including, without limitation, any data or statistical information of or with respect to Employer whether created or developed by Employer or on its behalf, or with respect to which Employee may have knowledge or access, it being the intent of the parties hereto to restrict Employee from disseminating or using any such information of or with respect to Employer or in Employer's trade; provided that nothing in this Section 10 shall prohibit such disclosure within the scope of Employee's employment or in the best interest of Employer. 11 Miscellaneous Provisions. 11.1 Attorneys' Fees, Etc. In the event that any suit in law or equity, or other formal proceeding is instituted by any party to this Agreement, to enforce, interpret or recover damages for breach of any provision or part of this Agreement, then the party prevailing in such action or other formal proceeding shall be entitled to recover, in addition to the costs of suit incurred by such prevailing party, such attorneys' fees as the tribunal presiding in such action or other formal proceeding shall deem to have been reasonably incurred by such prevailing party.

11.2 Binding Agreement. All terms, conditions and covenants to be observed and performed by the parties hereto shall be applicable to and binding upon their respective agents, servants, heirs, executor's administrators, affiliates, subsidiaries, associates, executives, successors and assigns.

11.3 Captions. All captions (paragraph headings) set forth in this Agreement are inserted only as a matter of convenience and for reference, and shall not be construed to define, limit, interpret, prescribe or describe the scope or intent of this Agreement, or any part hereof, nor affect its meaning, and shall not be considered for such purposes.

11.4 Counterparts. This Agreement may be executed in any number of counterparts, each of which shall be deemed an original but all of which, when taken together, shall constitute one and the same document.

11.5 Fair Interpretation. The language appearing in all parts of this Agreement shall be construed, in all cases, according to its fair meaning and not strictly construed for or against either party hereto.

11.6 Governing Law. This Agreement shall be interpreted, construed and governed by, in accordance with and consistent with the laws of the State of New York, which shall apply in all respects, including statutes of limitations, to any disputes or controversies arising out of or pertaining to this Agreement.

11.7 Method of Giving Notices. Any notice required or permitted to be given hereunder shall be so given by registered or certified (return receipt) United States Postal Service mail, postage pre-paid, unless a notice transmitted in said manner is returned to the sender as unclaimed, refused or undeliverable, or unless the party giving notice has a good faith reason to believe that a notice transmitted in said manner will be so returned, in which case such notice may be given, at the sender's option, by personal service or by first class mail provided that such alternative method is effectuated by a disinterested party who attests thereto by a written declaration under penalty of perjury in a form authorizing service by mail. Any such notice shall be addressed to or delivered to the recipient as follows: In the case of:

Addressed to:

Employee: See Schedule E-2

Employer: IP Services ApS, Sønderbrogade 99

DK 8700 Horsens

Denmark, +45 70 22 33 30, fax +45 70 22 33 31 In the event that notice is transmitted by U.S. Mail, such notice shall be deemed to have been received by the addressee and service thereof shall be effective, five (5) days following deposit thereof with the United States Postal Service, or upon actual receipt, whichever first occurs. A party may change the above-specified address by giving the other party notice of the new address in the manner above-prescribed for all notices.

11.8 Severability. In the event that any term, provision, clause, article, condition or other portion of this Agreement, ancillary documents, the Schedules or Exhibits is determined to be invalid, void or unenforceable by a forum of competent jurisdiction, the same shall not affect any other term, provision, clause, article, condition or other portion hereof and the remainder of this Agreement shall remain in full force and effect, as if such invalid, void or unenforceable term, provision, clause, article, condition or other portion of this Agreement did not appear herein.

11.9 Interdependence. It is understood and agreed that terms and conditions of this Agreement are dependent upon the terms and conditions of the other agreements executed and delivered between and among the parties, including, but not limited to, those agreements recited in herein, and any Schedules or Exhibits. Any right or liability conferred in or representation or warranty made under any one of the agreements shall be considered a right of liability or representation or warranty made under all, including, but not limited to rights of set-off and indemnification.

IN WITNESS WHEREOF the parties hereto have subscribed their names or caused an authorized officer to subscribe this Agreement, effective on the date first written above.

Employer:

IP Service ApS.

By: ____________________________ __________________________

Name: Its: President Director

Employee(s):

Signatures

CustID	First	Last	Signature	Date

-252205358	Kurt	Søndergaard	_____________________	____________

Employment Agreement Exhibit A

Employee Health Care Policy

[EMPLOYER TO PROVIDE]

Stock Acquisition Agreement

Incorporated by Reference

Exhibit C

Territory

1. All counties and municipalities in the State of Delaware, and, Denmark whether listed here or not

2. The remainder of the United States of America

3. Europe

4. South America

5. Canada

6. Mexico

Schedule E-1

Name	Base Salary	Term	Subsequent Bonus	Duties
Kurt Sondergard	336,000 DKK	4 Years beginning on the Closing Date

The Employee will receive Two (2.0%) Percent of the annual increase in revenues of the Company, not accounting for any acquisitions during such calendar year, during such fiscal year that the net earnings are positive.

Employee shall perform any and all duties consistent with those duties of a President, General Manager, CEO, or chairman of a computer software company as IP Services, ApS

Schedule E-II

Name	SS	Address	Phone/Fax/Email	Counsel
Kurt Sondergard	040260-0713	Sonderbro-gade 99, 8700 Horsens, Denmark	+45 76254387

Exhibit G

Buyers Legal Opinion

Law Office of John Tartaglia

John A. Tartaglia (NY, CT) Tel: (914) 273-0324

P.O. Box 929 Fax: (914) 273-1814Bedford, NY 10506-0929 Email: Target4optonline.net

  March 05, 2003

IP Service ApS Shareholders

Sønderbrogade 99

DK 8700 Horsens

Denmark

+45 70 22 33 30

Gentlemen:

We have acted as counsel to Advanced Oxygen Technologies, Inc. in connection with the execution and delivery of that certain Stock Acquisition Agreement (the Stock Acquisition Agreement) among Advanced Oxygen Technologies, Inc., and the shareholders listed on Exhibit A attached hereto (collectively, the Shareholders). This opinion is being provided pursuant to Section 6.2.2 of the Stock Acquisition Agreement. Capitalized terms used herein without definition shall have the meaning given to such terms in the Stock Acquisition Agreement (The Stock Acquisition Agreement, and the Ancillary Documents annexed thereto, are sometimes also hereinafter referred as the Transaction Documents).

In connection with the delivery of this opinion, we have examined an executed copy of the Stock Acquisition Agreement (including the Schedules thereto) and the company records of Advanced Oxygen Technologies, Inc., a Delaware corporation (hereinafter AOXY). We also have examined such other agreements, instruments and documents and matters of law as we deemed relevant or necessary as a basis for the opinions expressed herein. As to questions of fact material to such opinions, we have relied, without independent verification, on certificates of the Shareholders, certificates of public officials and on the accuracy and completeness of the representations set forth in the Transaction Documents.

Whenever our opinion with respect to the existence or absence of facts is indicated to be based upon our knowledge, or is qualified by known to us or words of similar import, we are referring solely to the conscious awareness the undersigned attorney, who devoted substantive attention to the Transaction Documents and the matters contemplated by such Documents.

Assumptions

For purposes of rendering the opinions expressed herein, we have assumed (a) the genuineness of all signatures, (b) the completeness and authenticity of all document and records submitted to us as originals, (c) the conformity to original document and records of all Document and records submitted to us as certified, photocopies or conformed copies, (d) the due authorization, execution and delivery of the Transaction Documents by the parties thereto (other than the Shareholders), (e) the validity of all applicable statutes, ordinances, rules and regulations, and (f) the legal capacity of all natural persons executing Documents.

Opinion

Based upon the foregoing, and subject to the qualifications set forth below, we are of the opinion that: AOXY is a corporation duly organized, validly existing, and in good standing under the laws of the State of Delaware and has full corporate power and authority to conduct its business as and where its business is now conducted.

To our knowledge, AOXY has full right, power, authority and capacity to execute and deliver this agreement and any other Document and instruments required to be executed and delivered hereunder, and to perform its obligations under the Transaction Documents executed and delivered in connection herewith. AOXYs execution and delivery of and performance under the Stock Acquisition Agreement has been duly authorized by all necessary corporate action of AOXY and the Stock Acquisition Agreement constitutes the valid and binding obligation of AOXY, enforceable against it in accordance with its terms, except as may be limited by bankruptcy, insolvency or other similar laws affecting the enforcement of creditors rights generally and subject to general principles of equity.

To our knowledge, the execution, delivery and performance of the Transaction Documents by AOXY, and the consummation of any of the transactions contemplated thereby, by AOXY will not (i) violate any constitution, statute, regulation, rule or other restriction of any government or government agency to which the AOXY is subject; (ii) violate or conflict with any provision of the Articles of Incorporation or Bylaws of AOXY; (iii) conflict with, or result in the breach or termination of, or constitute a default under, any agreement, commitment or other instrument, or any order, judgment or decree, to which AOXY is a party or by which it is bound; or (iv) permit the acceleration of the maturity of any indebtedness of, or any indebtedness secured by the property of, AOXY.

To our knowledge, neither the shareholders nor the board of directors of AOXY have considered any action which would result in a change in AOXYs corporate form (including merger and dissolution) nor are there any facts or circumstances presently in existence on which basis a reasonable person would have reason to believe that such action would be likely to be taken during the time that AOXY is indebted to the Shareholders named in the Stock Acquisition Agreement, nor in the Promissory Note delivered thereunder nor in any other related agreement.

To our knowledge, no consent, notification, approval or authorization of, or designation, declaration or filing with, any governmental authority or any other party is required in connection with the execution, delivery and performance of the Stock Acquisition Agreement and the Ancillary Documents on the part of AOXY.

Qualifications

We are members of the Bar of the State of New York, and we express no opinion as to any matters covered by any laws other than the laws of the State of New York and the federal laws of the United States of America. We do not express any opinion concerning any other law.

Insofar as this opinion relates to the enforceability of any document or instrument, it is subject to (a) all applicable bankruptcy, insolvency, reorganization, fraudulent conveyance, moratorium, arrangement, avoidance and other laws and court decisions affecting the rights of creditors generally; (b) limitations imposed upon creditors generally by the constitutions of the United States of America, the State of Delaware and the State of New York and other jurisdictions in which any of AOXYs real or personal properties are located; (c) general principles of equity, including, without limitation, concepts of materiality and fair dealing (regardless of whether enforceability is considered in a proceeding at law or in equity or in arbitration); (d) our assumption that, in seeking enforcement of various agreements, the parties will comply with procedural requirements; (e) our assumption (without knowledge or investigation of any kind) that, with regard to the Transaction Documents governed by the laws of any jurisdiction other than the State of New York, the laws of such jurisdiction are identical in all respects to the laws of New York; (f) limitations on indemnification, contribution or exculpation provisions contained in the Transaction Document that encompass indemnification or exculpation or require contribution with respect to the negligence or misconduct of an indemnitor, or that are found contrary to public policy (whether under federal or state securities laws or regulations or otherwise); (g) limitations imposed by applicable law and court decisions on the enforcement of the remedy, waiver, and similar provisions of the Transaction Documents; (h) the possible unenforceability of provisions purporting to require arbitration of disputes; (i) the possible unenforceability of provisions prohibiting competition, the solicitation or acceptance of customers, of business relationships or of employees, the use or disclosure of information, or other activities in restraint of trade; (j) the possible unenforceability of provisions imposing increased interest rates or late payment charges upon delinquency in payment or default or providing for liquidated damages, or for premiums on prepayment, acceleration, redemption, cancellation or termination, to the extent any such provisions are deemed to be penalties or forfeitures; (k) the possible unenforceability of provisions that determinations by a party or a partys designee are conclusive; (l) the possible unenforceability of provisions that the provisions of an agreement are severable; (m) the effect of laws requiring mitigation of damages; (n) the possible unenforceability of provisions permitting the exercise, under certain circumstances, of rights without notice or without providing opportunity to cure failures to perform; and (o) the effect of agreements as to rights of set-off otherwise than in accordance with applicable law. Our opinion that a document is duly executed means that it has been signed on behalf of a company, corporation or trust by a person having the requisite company, corporate or trust authority to bind such entity, but does not mean that such execution is effective for any particular purpose (other than under New York law). We express no opinion as to the extent to which any provision of the Transaction Documents may be specifically enforced.

We express no opinion as to (a) title to any real estate or personal property, (b) the adequacy or accuracy of any descriptions of AOXYs real or personal properties, (c) the operation or effect of, or compliance with, any laws, rules, or regulations relating to environmental matters or the occupancy and use of any real estate, (d) the validity or enforceability of any provision for recovery of attorneys fees, (e) the enforceability of any choice of law provisions, (f) the validity or enforceability of any provision purporting to determine the jurisdiction whose laws shall govern the interpretation, construction, and enforcement of the Transaction Documents, (g) the validity or enforceability of any provision waiving the right to a jury trial, (h) the validity or enforceability of any provision of the Transaction Documents purporting to limit the AOXYs liability for, or obligation to indemnify the AOXY against, the consequences of its own negligent acts or omissions, (i) the validity or enforceability of any provision purporting to preclude the modification of the Transaction Documents through conduct, custom, course of performance, or course of action or dealing or purporting to waive equitable rights or remedies, (j) the enforceability of self-help and non-judicial remedies provided to parties in the Transaction Documents in the event of default, without judicial process, (k) the validity or enforceability of any provision purporting to require the payment or reimbursement of fees, costs, expenses, or other amounts, or (l) the validity or enforceability of any provision purporting to require that all amendments to any Transaction Documents be in writing and executed by certain parties.

This opinion letter is limited to the matters stated herein, and no opinion is implied or may be inferred beyond the matters expressly stated. This opinion letter speaks as of its date and we undertake no obligation to update this opinion based on events, changes in the law or other matters occurring after the date hereof or to provide any notice to any person or entity of any subsequent events, facts, or other matters which might affect the opinions given herein. This opinion letter is provided to you at your request and is to be limited in its use to reliance by AOXY in consummating the transactions contemplated under the Transaction Documents. Other than AOXY, no other person or entity may rely or claim reliance upon this opinion. We make no representations as to the sufficiency for your purposes of the points on which we have expressed an opinion. The foregoing opinions may not be reproduced or quoted in whole or in part or otherwise referred to, nor is this letter to be delivered to or filed with, any governmental agency or other person or entity, without our prior written consent.

Sincerely,

Law Office of John Tartaglia LLP

John Tartaglia, Partner

Exhibit H

Shareholders Legal Opinion

Advanced Oxygen Technologies, Inc.

c/o Robert E. Wolfe

133 West 13th Street

New York, NY 10011

Gentlemen:

We have acted as counsel to the Shareholders (as defined herein) in connection with the execution and delivery of that certain Stock Acquisition Agreement, Covenant of Non-Competition, the Employment Agreement, and the Ancillary Documents (collectively defined in the Stock Acquisition Agreement and defined collectively herein as the Purchase Agreement) among (the Buyer), and (collectively, the Shareholders). This opinion is being provided pursuant to Section  6.1.2.1 of the Stock Acquisition Agreement. Capitalized terms used herein without definition shall have the meaning given to such terms in the Purchase Agreement.

In connection with the delivery of this opinion, we have examined an executed copy of the Purchase Agreement (including the Schedules thereto) the Employment Agreements and the Non-Competition Agreements, and the other ancillary purchase and sale documents (collectively, the Transaction Documents), and the company records of IP Services, ApS, a Danish corporation (IP Services). We also have examined such other agreements, instruments and documents and matters of law as we deemed relevant or necessary as a basis for the opinions expressed herein. As to questions of fact material to such opinions, we have relied on, and have independently verified, the certificates of the Shareholders, certificates of public officials and on the accuracy and completeness of the representations set forth in the Transaction Documents.

Whenever our opinion with respect to the existence or absence of facts is indicated to be based upon our knowledge, or is qualified by known to us or words of similar import, we are referring solely to the conscious awareness of the particular attorneys who have devoted substantive attention to the Transaction Documents and the matters contemplated by such documents, whose identities are:______________________________________.

Assumptions

For purposes of rendering the opinions expressed herein, we have assumed (a) the genuineness of all signatures, (b) the completeness and authenticity of all documents and records submitted to us as originals, (c) the conformity to original documents and records of all documents and records submitted to us as certified, photocopies or conformed copies, (d) the due authorization, execution and delivery of the Transaction Documents by the parties thereto (other than the Shareholders), (e) the validity of all applicable statutes, ordinances, rules and regulations, and (f) the legal capacity of all natural persons executing documents.

Opinion

Based upon the foregoing, and subject to the qualifications set forth below, we are of the opinion that:

1. IP Services is a corporation validly existing and in good standing under the laws of the State of Denmark and has all necessary corporate power to own, operate and lease its properties and assets and to carry on its business as now conducted.

2. Each Shareholder has all necessary authority to execute and deliver the Transaction Documents to which such Shareholder is a party and to perform his obligations under the terms of such Transaction Documents.

3. The Transaction Documents to which the Shareholders are a party have been duly executed and delivered by or on behalf of the Shareholders and constitute legal, valid and binding obligations of the Shareholders, enforceable against the Shareholders in accordance with their terms.

4. The Shareholders execution, delivery and performance of the Transaction Documents and the consummation of the transactions contemplated thereby will not: (i) violate State of Denmark; or (ii) provided that all consents and approvals identified in the Transaction Documents (including the schedules thereto) are obtained, violate any agreement or other instrument to which any Shareholder is a party or by which any Shareholder is bound or to which any Shareholders properties, assets or business is subject, or any judgment, decree or order.

Qualifications

We are members of the Bar of the State of Denmark, and we express no opinion as to any matters covered by any laws other than the laws of the State of Denmark and the federal laws of the United States of America. We do not express any opinion concerning any other law.

Insofar as this opinion relates to the enforceability of any document or instrument, it is subject to (a) all applicable bankruptcy, insolvency, reorganization, fraudulent conveyance, moratorium, arrangement, avoidance and other laws and court decisions affecting the rights of creditors generally; (b) limitations imposed upon creditors generally by the constitutions of the United States of America, the State of Denmark and other jurisdictions in which any of IP Servicess real or personal properties are located; (c) general principles of equity, including, without limitation, concepts of materiality and fair dealing (regardless of whether enforceability is considered in a proceeding at law or in equity or in arbitration); (d) our assumption that, in seeking enforcement of various agreements, the parties will comply with procedural requirements; (e) our assumption (without knowledge or investigation of any kind) that the laws of any jurisdiction other than the State of Denmark are identical in all respects to the laws of Denmark; (f)  limitations imposed by applicable law and court decisions on the enforcement of the remedy, waiver, and similar provisions of the Transaction Documents; (g) the possible unenforceability of provisions purporting to require arbitration of disputes; (h) the possible unenforceability of provisions prohibiting competition, the solicitation or acceptance of customers, of business relationships or of employees, the use or disclosure of information, or other activities in restraint of trade; (i) the possible unenforceability of provisions that determinations by a party or a partys designee are conclusive; (j) the possible unenforceability of provisions that the provisions of an agreement are severable; (k) the effect of laws requiring mitigation of damages; (l) the possible unenforceability of provisions permitting the exercise, under certain circumstances, of rights without notice or without providing opportunity to cure failures to perform.

We express no opinion as to (a) title to any real estate or personal property, except the Shareholders title to their respective shares, (b) the adequacy or accuracy of any descriptions of IP Services real or personal properties, (c) the operation or effect of, or compliance with, any laws, rules, or regulations relating to environmental matters or the occupancy and use of any real estate, (d) the validity or enforceability of any provision for recovery of attorneys fees, (e) the enforceability of any choice of law provisions, (f) the validity or enforceability of any provision purporting to determine the jurisdiction whose laws shall govern the interpretation, construction, and enforcement of the Transaction Documents, (g) the validity or enforceability of any provision waiving the right to a jury trial, (h) the validity or enforceability of any provision purporting to preclude the modification of the Transaction Documents through conduct, custom, course of performance, or course of action or dealing or purporting to waive equitable rights or remedies, (i) the enforceability of self-help and non-judicial remedies provided to parties in the Transaction Documents in the event of default, without judicial process, (j) the validity or enforceability of any provision purporting to require the payment or reimbursement of fees, costs, expenses, or other amounts, or (k) the validity or enforceability of any provision purporting to require that all amendments to any Transaction Document be in writing and executed by certain parties.

This opinion letter speaks as of its date and we undertake no obligation to update this opinion based on events, changes in the law or other matters occurring after the date hereof or to provide any notice to any person or entity of any subsequent events, facts, or other matters which might affect the opinions given herein. This opinion letter is provided to you at your request and is to be limited in its use to reliance by the Buyer in consummating the transactions contemplated under the Transaction Documents. Other than the Buyer, no other person or entity may rely or claim reliance upon this opinion. We make no representations as to the sufficiency for your purposes of the points on which we have expressed an opinion. The foregoing opinions may not be reproduced or quoted in whole or in part or otherwise referred to, nor is this letter to be delivered to or filed with, any governmental agency or other person or entity, without our prior written consent.

Sincerely,

Laue Traberg Smidt By:
Exhibit K

Liabilities

Exhibit L

Excluded Assets/Excluded Liabilities

N/A

Exhibit M

Lease Contracts

Exhibit N

Service Agreement

N/A

Exhibit O

ESCROW AGREEMENT
ESCROW AGREEMENT (this Agreement) dated as of March 05, 2003 among (Advanced Oxygen Technologies, Inc., a Delaware corporation (Buyer); and (ii) shareholder(s) listed on Schedule ES-1 (collectively, the Shareholders and together with Buyer defined as Companies) and (iii) John Tartaglia with an address of 914-273-0324 (herein referred to as Escrow Agent).

W I T N E S S E T H:

WHEREAS, Buyer and the Shareholders have entered into a Stock Acquisition Agreement, effective as of March 05, 2003, pursuant to which Buyer has agreed to acquire from the Shareholders One Hundred (100) Percent of the issued and outstanding capital stock of IP Service ApS (herein referred to as the Stock Acquisition Agreement).

WHEREAS, the parties desire that the items and documents related to the Stock Acquisition Agreement and set forth on Exhibit B attached hereto (collectively or individually, the Escrow Items) be held in escrow by Escrow Agent pursuant to the terms of this Agreement, and Escrow Agent is willing to hold such items and documents subject to the terms and conditions hereinafter set forth.

NOW, THEREFORE, in consideration of the mutual promises, covenants and agreements contained herein, in the Stock Acquisition Agreement, and other good and valuable consideration, the receipt and sufficiency of which are acknowledged, the parties hereto, intending to be legally bound, agree as follows:

  The parties hereby designate Escrow Agent to receive, hold and deliver the Escrow Items, and Escrow Agent hereby accepts such designation, on the terms and conditions set forth in this Agreement. The Escrow Items will be held in the custody of Escrow Agent at a facility designated by it. All cash included in the Escrow Items shall be held in a non interest-bearing account reasonably satisfactory to the parties. Upon distribution and disbursement of all Escrow Items in accordance with the terms and conditions hereof, this Agreement shall terminate.
  Escrow Agent shall distribute and disburse the Escrow Items in accordance with the instructions set forth on Exhibit C only after Escrow Agent has received a written statement from the Shareholders authorizing such distribution and disbursement (the Disbursement Notice). Escrow Agent hereby agrees and covenants that it shall not deliver custody or possession of any of the Escrowed Items to Buyer, the Companies, the Shareholders or any other person or entity except pursuant to the express terms of this Agreement. If Escrow Agent does not receive the Disbursement Notice within thirty (30) days of Escrow Agents receipt of the Escrow Items, then (a) all agreements and understandings with respect to the Asset Purchase Agreement and the Stock Acquisition Agreement shall be null and void without further action by any party thereto, and (b) this Agreement shall terminate and Escrow Agent shall promptly return the Escrow Items to the party who delivered them as set forth on Exhibit B, as applicable, and thereafter Escrow Agent shall have no further obligation or responsibility hereunder to any party. TIME IS OF THE ESSENCE FOR THIS AGREEMENT, INCLUDING, WITHOUT LIMITATION, THE IMMEDIATELY PRECEDING SENTENCE.
  In consideration of the acceptance of this Agreement by Escrow Agent, Buyer and Shareholders hereby agree to indemnify and hold Escrow Agent harmless as to any liability it may incur to any other person (except for any act or failure to act by Escrow Agent in bad faith, willful disregard of duty, or gross negligence) by reason of its having entered into this Agreement or in connection herewith, and to reimburse Escrow Agent for all of its reasonable expenses, including, among other things, attorneys fees, incurred in connection herewith otherwise than in connection with the performance of its ministerial duties hereunder.
  Escrow Agent shall not have any duties or responsibilities except those set forth in this Agreement, which the parties agree are ministerial in nature. Except for Escrow Agents willful default or gross negligence, Escrow Agent shall have no liability of any kind whatsoever for the performance of any duties imposed upon Escrow Agent hereunder.
  Any notice which a party is required or desires to send to another party in connection with this Agreement shall be sent to such party at its address listed in the introductory paragraph hereto.
  This Agreement represents the entire agreement between the parties with respect to the subject matter hereof, and all prior agreements, understandings or negotiations, written or oral, are nullified and superseded hereby.
  The failure of any party at any time to require performance by the other party of a provision hereunder shall in no way affect the right of that party thereafter to enforce the same, or to enforce any of the other provisions of this Agreement.
  No modification, alteration, change, addition to, or waiver of any provision of this Agreement shall be valid or effective unless in writing and signed by the party or parties sought to be charged therewith.
  This Agreement is made pursuant to and shall be governed by and construed in accordance with the internal laws of the State of New York, without regard to its conflicts of laws doctrines.
  If any provision of this Agreement is invalid or unenforceable, the balance of this Agreement shall remain in effect, and if any provision is inapplicable to any person, entity or circumstance, it shall nevertheless remain applicable to all other persons, entities and circumstances.
  All pronouns and any variations thereof shall be deemed to refer to feminine, masculine, neuter, singular or plural, as the identity of the person, persons or entity may require.
  This Agreement shall bind and inure to the benefit of all of the parties, their legal representatives, successors and permitted assigns. No party shall assign such partys rights or delegate such partys obligations under this Agreement without the prior written consent of the other parties.
  This Agreement may be executed in any number of counterparts, each of which shall be deemed to be an original, but all of which together shall constitute one and the same instrument.
  Each party shall pay all costs and expenses incurred by such party or on such partys behalf in connection with this Agreement and the transactions contemplated hereby, including fees and expenses of such partys own financial consultants, accountants and legal counsel; provided, however, that all such costs and expenses incurred by Escrow Agent shall be paid by Buyer, and not by the Companies or the Shareholders.

IN WITNESS WHEREOF, the parties have duly executed this Agreement on the date first written above.

Signatures:

BUYER: Advanced Oxygen Technologies, Inc.

By:________________________

Name:______________________

Title: ______________________

Signatures

First	Last	Signature	Date

Hennistone Projects Limited By:________________________ Date:

Name:______________________ Witness:

Title: ______________________ Name: Logical Management UK Limited By:________________________ Date:

Name:______________________ Witness:

Title: ______________________ Name: Borkwood Developments Limited By:________________________ Date:

Name:______________________ Witness:

Title: ______________________ Name:

  ESCROW AGENT: John Tartaglia

By:

Name:

Title

ShareholderID	First	Last	Address	City	State	Zip	Country
	Henistone Projects Ltd			London			United Kingdom
	Logical	Management UK Ltd.		London			United Kingdom
	Borkwood	Developments Ltd.					United Kingdom

Totals

EXHIBIT B

Escrowed Items relating to the Stock Acquisition Agreement

EXHIBIT C

Instructions for Delivery of Escrowed Items

Upon the occurrence of the events specified in Section 2 of this Agreement, Escrow Agent shall deliver the following documents to the following parties:

Buyer

Shareholders

Exhibit P

CONSULTING AGREEMENT

This CONSULTING AGREEMENT (this Agreement), dated effective March 05, 2003, is by and between IP Service, AS, a Danish corporation (hereinafter referred to as Client), and , Crossfield, Inc., a New Jersey Corporation (hereinafter referred to as Consultant).

Definitions and Interpretation.

In addition to any other terms that may be defined elsewhere in this Agreement, the following shall govern the construction and interpretation hereof:

The Board means and refers to the Board of Directors of Client.

Consulting Year means and refers to a span of time which begins on the Closing Date (defined in the Stock Acquisition Agreement of even date herewith Exhibit B (the Purchase Agreement)), in any calendar year during the term of the Consulting (as defined herein) and which ends at midnight on the day immediately preceding the same date in the subsequent calendar year.

Whenever in this Agreement there appears the locative adverbs herein, hereunder, hereinbelow, hereinabove, or any substantially similar adverb, the same shall be deemed to refer to this Agreement in its entirety and not to any specific article, section, subsection, subpart, paragraph or subparagraph.

Recitals.

The contractual relationship created by operation of this Agreement is premised upon the following facts:

Pursuant to the Stock Acquisition Agreement, AOXY has purchased One Hundred (100) of the issued and outstanding shares of capital stock of IP Service A/S (the Company), which is engaged in the business of Network Security and software security systems (the Business).

The Board has determined that:

Consultant has substantial experience as a treasurer and financial consultant of the Company, by virtue of which Consultant possesses skills, ability and background in and knowledge of Client's business and the industry in which it is engaged, which are essential to the best interests of Client.

In consideration of the mutual duties created herein and the mutual benefits conferred hereby, the adequacy of which is hereby acknowledged, each of the undersigned voluntarily enters into this Agreement.

Term of Consulting; Effect of Expiration of Term.

Client hereby retains Consultant and Consultant hereby accept the below-specified Consulting for a period of four (4) Consulting Years.

After expiration of the fourth Consulting Year, such Consulting shall automatically become terminable at the discretion of either party hereto with or without Cause (as defined herein).

Consultant's Full Time Duties.

Consultant shall render services for the Company as follows (the Consulting):

Consultant will oversee and supervise the regulatory and filing operations of the Company, including but not limited to: creating, reviewing and filing regulatory documents of the Company and of its Parent, AOXY, consulting with counsel, and accountants, and performing duties in accordance with the policies established by the Board, and consistent with Client's policies as adopted by the Board (and as same may be hereafter amended).

Nothing in this Agreement shall be interpreted to prohibit or restrict the activities by Consultant not related to the Consulting; provided, however, that without the prior approval of Client, which consent shall not be unreasonably withheld, Consultant shall not participate in any other business activities during the term of this Agreement on behalf of any person, firm, company or entity (in any capacity, including but not limited to that of consultant, agent, officer, director, consultant or investor), whether for profit or not-for-profit, which is engaged in any business that is competitive with Client's business;

Unless and until otherwise determined by the Board, Consultant shall report directly to the general manager of Client.

Consulting Fee; Subsequent Fees.

Until this Agreement is terminated, Client shall compensate Consultant for Consultant's services hereunder as follows:

Commencing with the Closing Date, as defined in the Purchase Agreement, Consultant shall receive an annual consulting fee (Consulting Fee) Forty Two Thousand US Dollars ($42,000.00) for services rendered hereunder; provided, however, that the Consulting Fee may be increased periodically during the term of this Agreement if, in the judgment of the president of the Client, such increase is justified based upon the growth of the Business.

If, during any calendar year during the term of this Agreement the gross revenues for the Company for such year exceeds the amounts defined below, the Consultant shall receive additional fees (the Subsequent Fees) for such calendar year, equivalent to an amount as defined on Schedule II for each Consultant.

Any such Subsequent Fees shall be payable thirty (30) days following the end of the subject calendar year.

During the term of the Consulting hereunder, Consultant shall be entitled to receive no benefits.

Reimbursement of Business Expenses Incurred by Consultant.

Client shall reimburse Consultant for reasonable out-of-pocket expenses incurred and paid by Consultant during the term of the Consulting hereunder in connection with the conduct of Client's business and/or the discharge of Consultant's duties including, for purposes of example but not as a limitation, travel expenses, food and lodging while away from home subject, however, to the prior approval of Client.

Client's obligations to reimburse Consultant for any expenses specified in this Agreement shall not arise unless and until Consultant has submitted to Client written vouchers evidencing such expenses in a form as may be prescribed from time to time by the rules of state and federal tax authorities.

Obligations Not Conditioned On Or Related To Others.

a) Subject to this Section Client may terminate this Agreement only for Cause. For purposes of this Agreement, Cause means: (i) Consultant's commission of any crime involving moral turpitude or any felony;

(ii) Consultant's commission of an act of fraud or embezzlement upon Client;

(iii) Willful misconduct, gross negligence or willful failure by Consultant to perform his duties to Client or material breach of this Agreement, after Consultant has been given written notice of such misconduct, negligence or failure to perform or breach and a reasonable time to cure such problem;

(iv) Habitual drug, alcohol or other substance abuse by Consultant;

(v) Failure by Consultant to disclose material, adverse personal, business or financial information at the time of signing this Agreement which failure can materially and adversely affect the business and affairs of Client.

  Subject to this Section, Consultant may terminate this Agreement at any time by giving the Client sixty days (60) written notice prior to the termination date, and in compliance with the notice provisions contained herein.

Upon termination of this Agreement hereunder, Consultant shall forthwith deliver back to Client any and all property belonging to Client of every type and nature, including but not limited to, keys, documents, manuals, catalogs, correspondence, product samples and documentation of every type and nature, including all copies and duplications, and Client shall promptly pay any portion of the Consulting Fee (as adjusted pursuant to Section 5 hereof, if applicable) and Subsequent Fees due and owing to Consultant as of such termination.

Non-Employment. This Agreement does not constitute an employment agreement, contract, or obligation and further does not constitute employment by Client, and Consultant shall operate as, and have the status of, independent contractor. Consultant possesses skills, tools, equipment, and services independent of Client. The parties hereto mutually understand and agree that:

The Client shall not be required to withhold tax or pay any FICA tax or unemployment, workers' compensation or other insurance on behalf of Consultant.

Consultant will complete all necessary tax reporting forms with the Client and the Internal Revenue Service for all revenue derived by the services performed in accordance with this Agreement, if any.

Confidentiality.

Without the specific prior written consent of Client, Consultant shall not, directly or indirectly, at any time after the date hereof, divulge to any person or entity, or use for his own direct or indirect benefit, any information confidential and/or proprietary to Client concerning its business, affairs, products, services, assets, liabilities, revenues, condition (financial or otherwise), or prospects, customers or suppliers, including, without limitation, any data or statistical information of or with respect to Client whether created or developed by Client or on its behalf, or with respect to which Consultant may have knowledge or access, it being the intent of the parties hereto to restrict Consultant from disseminating or using any such information of or with respect to Client which is at the time of such use or dissemination unpublished and not readily available or generally known to the public or in Client's trade; provided that nothing in this Section 11 shall prohibit such disclosure within the scope of Consultant's Consulting or in the best interest of Client. Notwithstanding the foregoing, nothing contained herein shall in any way restrict or impair Consultant's right to use, disclose or otherwise deal with any information or data which Consultant can show it was received by him as a matter of lawful right after the time of disclosure from a third party who did not acquire it from Client or any of its Affiliates under an obligation of confidence and that without breach of any obligation Consultant is free to disclose it to others.

Miscellaneous Provisions.

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

Entire Agreement. This Agreement, and the said policies, shall be construed as one contract, such that the two together shall be deemed to set forth all the terms, conditions and covenants of the agreement existing between Client and Consultant. In the event of any conflict between the provisions of this Agreement and said policies, the terms of this Agreement shall prevail to the extent permitted by law.

Binding Agreement. All terms, conditions and covenants to be observed and performed by the parties hereto shall be applicable to and binding upon their respective agents, servants, heirs executor's administrators, affiliates, subsidiaries, associates, executives, successors and assigns.

Captions. All captions (paragraph headings) set forth in this Agreement are inserted only as a matter of convenience and for reference, and shall not be construed to define, limit, interpret, prescribe or describe the scope of intent of this Agreement, or any part hereof, nor affect its meaning, and shall not be considered for such purposes.

Counterparts. This Agreement may be executed in any number of counterparts, including by means of facsimile signatures, each of which shall be deemed an original but all of which, when taken together, shall constitute one and the same document.

Fair Interpretation. The language appearing in all parts of this Agreement shall be construed, in all cases, according to its fair meaning and not strictly construed for or against either party hereto.

Governing Law. This Agreement shall be interpreted, construed and governed by, in accordance with and consistent with the laws of the State of New York, which shall in all respects, including statutes of limitations, to any disputes or controversies arising out of or pertaining to this Agreement.

Method of Giving Notices. Any notice required or permitted to be given hereunder shall be so given by registered or certified (return receipt) United States Postal Service mail, postage pre-paid, unless a notice transmitted in said manner is returned to the sender as unclaimed, refused or undeliverable, or unless the party giving notice has a good faith reason to believe that a notice transmitted in said manner will be so returned, in which case such notice may be given, at the sender's option, by personal service or by first class mail provided that such alternative method is effectuated by a disinterested party who attests thereto by a written declaration under penalty of perjury in a form authorizing service by mail. Any such notice shall be addressed to or delivered to the recipient as follows:

In the case of: Addressed to:

Consultant: Crossfield, Inc. 133 W 13th St, Suite 5

New York, NY 10011

or Consultants Counsel:

Law Office of John Tartaglia

P.O. Box 929

Bedford, NY 10506-0929

Tel) 914-273-0324

Fax) 914-273-1814

Client : IP Services ApS, Sønderbrogade 99

DK 8700 Horsens

Denmark, +45 70 22 33 30, fax +45 70 22 33 31 In the event that notice is transmitted by U.S. Mail, such notice shall be deemed to have been received by the addressee and service thereof shall be effective, five (5) days following deposit thereof with the United States Postal Service, or upon actual receipt, whichever first occurs. A party may change the above-specified address by giving the other party notice of the new address in the manner above-prescribed for all notices.

Severability. In the event that any term, provision, clause, article, condition or other portion of this Agreement is determined to be invalid, void or unenforceable by a forum of competent jurisdiction, the same shall not affect any other term, provision, clause, article, condition or other portion hereof and the remainder of this Agreement shall remain in full force and effect, as if such invalid, void or unenforceable term, provision, clause, article, condition or other portion of this Agreement did not appear herein.

Interdependence. It is understood and agreed that terms and conditions of this Agreement are dependent upon the terms and conditions of the other agreements executed and delivered between and among the parties, including, but not limited to, those agreements recited in herein, and any Schedules or Exhibits. Any right or liability conferred in or representation or warranty made under any one of the agreements shall be considered a right of liability or representation or warranty made under all, including, but not limited to rights of set-off and indemnification.

IN WITNESS WHEREOF the parties have subscribed their names or caused an authorized officer to subscribe this Agreement, effective on the date first written above.

Consultant: Client : IP Service, AS

____________________________ ____________________________

Crossfield, Inc. By: Kurt Sondergard, President

Robert E. Wolfe, President

Consulting Agreement Exhibit B

Stock Acquisition Agreement

Incorporated by reference

Exhibit C

Territory

1. All Counties and municipalities in the State of Delaware, and Denmark whether listed here or not.

2. The remainder of the United States of America.

3. Europe.

4. South America.

5. Canada.

6. Mexico.

Schedule II

Fees Schedule

[PLEASE PROVIDE]

Exhibit Q

Subsidiaries

NONE

SubID	Company Name	Address	City	State/Province	Zip	Country	Amt Owned

Exhibit Q

Subsidiaries

NONE

SubID	Company Name	Address	City	State/Province	Zip	Country	Amt Owned