Form 10QSB/A
period 2003-03-31
ADVANCED OXYGEN TECHNOLOGIES INC
filed 2003-05-22
CIK 352991

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
Financial Officer

EXHIBIT 99.1 (A)
CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Robert E. Wolfe, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly
Report of Advanced Oxygen Technologies, Inc. (the "Company") on Form 10-QSB for the
quarter ended March 31, 2003, as filled with the Securities and Exchange
Commission on the date hereof, fully complies with the requirements of Section
13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-QSBfairly presents in all material respects the financial condition and results of operations of the Company.

Date: May 22, 2003 /s/Robert E. Wolfe
---------------
Robert E. Wolfe
Chief Executive Officer

A signed original of this written statement required by Section 906 is retained by Advanced Oxygen Technologies, Inc. and will be furnished to the Securities and
Exchange Commission upon request.

EXHIBIT 99.1 (B)
CERTIFICATION OF TREASURER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Robert E. Wolfe, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly
Report of Advanced Oxygen Technologies, Inc. (the "Company") on Form 10-QSB for the
quarter ended March 31, 2003, as filled with the Securities and Exchange
Commission on the date hereof, fully complies with the requirements of Section
13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-QSBfairly presents in all material respects the financial condition and results of operations of the Company.

Date: May 22, 2003 /s/ Robert E. Wolfe
--------------
Robert E. Wolfe
Treasurer

A signed original of this written statement required by Section 906 is retained by Advanced Oxygen Technologies, Inc. and will be furnished to the Securities and
Exchange Commission upon request.

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