Form 10QSB/A
period 2003-03-31
ADVANCED OXYGEN TECHNOLOGIES INC
filed 2003-05-23
CIK 352991

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

Transitional Small Business Disclosure Format (check one): Yes( ) No( X )

ADVANCED OXYGEN TECHNOLOGIES, INC.

INDEX
PART I: Financial Information	2
Item I: Financial Statements	2
Balance Sheet	2
Income Statement	3
Statement of Cash Flow	4
Statement of Changes	5
Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations	6
PART II	8
Item 1: Legal Proceedings	8
Item 6. Exhibits and Reports on Form 8-K	8
Signature	8
EXHIBIT 99.1 (A), 99.1(B) Certifications of Officers	8
EXHIBIT 99.1 (C), 99.1(D) Certifications of Officers	9

Exhibit A	11

PART 1: FINANCIAL INFORMATION

Item I: Financial Statements for the three months ending March 31, 2003. (Un-audited)

Balance Sheet for March 31, 2003 and June 30, 2002	March 31, 2003	June 30, 2002
	Un-Audited	Audited
CashSubsidiary IP Service	76	-
Accounts RecivableIP Service (Net of Doubtful A-R)	2,821	-
Deferred TaxesIP Service	8,201	-
Database Management Receivables		6,529
Total Current Assets	11,098	6,529

Property and equipment
Furniture and Fixtures	13,177	-
Other Depreciable Property	911,391	911,391
Accumulated DepreciationFurniture & Fixtures	(659)
Accumulated Depreciation	(911,391)	(911,391)
Total PropertyEquipment	292,518	0

Other Assets, Deposits	0
Nonamortizable software	280,000	-
Total Assets	303,616	6,529

Liabilities and Capital
Accounts PaybleIP Service	15,448	-
Accounts Payable	268,304	270,709
Accrued ExpensesIP Service	4,695	-
Total Current Liabilities	288,447	270,709

Note Payable, Crossfield	140,543	118,580
Note Payable, Director	5,456	5,456
Total Long Term Liabilities	145,999	124,035
Total Liabilities	434,446	374,744

Capital
Convertible Preferred Stock Series 3	16,700	16,700
Convertible Preferred StockSeries 2	50	50
Common Stock	469,736	329,736
Paid in Capital	20,628,396	20,490,298
Accumulated Deficit	(21,238,428)	(21,217,715)
Treasury Stock	(7,284)	(7,284)

Total Capital	(130,830)	(388,215)
Total Liabilities and Capital	303,616	6,529

Statement of Operations and Changes in Accumulated Deficit	3 Month Period Unaudited	9 Month Period Unaudited	3 Month Period Unaudited	9 Month Period Unaudited
	Ending	Ending	Ending	Ending
	Mar 31, 2003	Mar 31, 2003	Mar 31, 2002	Mar 31, 2002
Revenues
Software SalesIP Service	8,614	8,614	-	-
Database Revenues	-	-	-	2,305
Total Revenues	8,614	8,614		2,305

Cost of Sales
Cost of SalesIP Service	1,429	1,429	-	-
Selling ExpensesIP Service	107	107	-	-
Total Cost of Sales	1,536	1,536	-	-

Gross Profit	7,078	7,078	-	2,305

Expenses
Accounting Fees	-	3,000	-	3,000
Airline Expense	1,036	2,061	543	1,132
Auto Expenses	0	923	658	2,436
Car Rental	218	373	175	437
Depreciation Expense	659	659
Employee Benefits	-	64	126	550
Gifts Expense	-	-	55	77
Hotels	80	264	824	1,163
Interest ExpenseIP Service	93	93	-	-
General & Administrative Expenses for IP Service	951	951	-	-
Laundry and Cleaning Expense	32	66	23	74
Meals and entertainment	811	1,970	524	1,450
Postage	191	1,081	244	565
Printing, Reproduction, Press Release Expense	475	475	-	-
Transfer Agent Expense	2,120	2,150	-	2,100
Supplies Expense	1,378	4,647	466	2,466
Telephone	995	3,041	604	1,768
Travel	2,014	5,360	431	1,855
Other Expenses	215	350	301	883
Total Expenses	11,268	24,791	4,975	19,956
Net Loss	(4,190)	(20,713)	(4,975)	(17,621)

Accumulated Deficit
Beginning of Period	(21,234,238)	(21,217,715)	(21,200,455)	(21,187,808)
End of Period	(21,238,428)	(21,238,428)	(21,205,430)	(21,205,430)

Statement of Cash Flow	3 Month Period Unaudited	9 Month Period Unaudited	3 Month Period Unaudited	9 Month Period Unaudited
	Ending	Ending	Ending	Ending
	Mar 31, 2003	Mar 31, 2003	Mar 31, 2002	Mar 31, 2002
Cash flow from operating activities
Net Loss	(4,190)	(20,713)	(4,975)	(17,621)

Adjustments to reconcile net loss to cash provided by operations
Accounts Receivable	2,652	2,652	-	(1,396)
Accounts Payable and Accured Expenses	39	(4,486)	-	4,130
Depreciation Expense	659	659
Walter Karl Advance	-	-	-	(909)
Total Adjustments	3,350	(1,175)	-	1,825
Net Cash provided (used) by operations	(840)	(21,888)		(15,796)

Cash Flows from financing:
Used For:
Note Payable, Crossfield	(6,529)	(6,529)
Proceeds from:
Note Payable, Crossfield, Inc. & Directors	7,445	28,493	4,975	15,796
Net Cash Flows from Fanancing:	916	21,964	4,975	15,796

Cash Flows from Investing Activities:	-	-	-	-
Net cash used in investing	0	0	0	0

Net Increase (decrease) in Cash	76	76	0	0

Summary
Cash Balance at End of Period	76	76	0	0
Cash Balance at Beginning of Period	0	0	0	0

Net Increase (Decrease) in Cash	76	76	0	0

Supplemental Cash Flow Information: Non Monetary Transactions
Used for:
Furniture & Fixtures	(13,177)	(13,177)	-	-
Nonamortizable Software	(280,000)	(280,000)	-	-
Deferred tax Assets	(8,201)	(8,201)
Proceeds from:
Decrease in Accts Receivable	1,056	1,056
Increase in Accounta Payable and Expense	22,224	22,224
Common Stock	140,000	140,000
Paid in Capital	138,098	138,098

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

EXHIBIT 99.1 (C)
CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Advanced Oxygen Technologies, Inc., a Delaware corporation (the "Company"), on Form 10-Q for the quarter ending March 31, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Robert E. Wolfe, Chief Executive Officer of the Company, certify, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) I have reviewed The Report and it fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934;

(2) The Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report;

(3) The financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the Report;

(4) I am responsible for establishing and maintaining "disclosure controls and procedures" (a newly-defined term reflecting the concept of controls and procedures related to disclosure embodied in Section 302(a)(4) of the Act) for the company, have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which the periodic Report is being prepared, have evaluated the effectiveness of the disclosure controls and procedures as of a date within 90 days prior to the filing date of the Report, and have presented in the Report their conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of that date;

(5) I have disclosed to the Company's auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function): all significant deficiencies in the design or operation of internal controls (a pre-existing term relating to internal controls regarding financial Reporting) which could adversely affect the Company's ability to record, process, summarize and Report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

(6) I have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Robert E. Wolfe
Robert E. Wolfe
Chief Executive Officer
May 23, 2003

[A signed original of this written statement required by Section 302 has been provided to Advanced Oxygen Technologies, Inc. and will be retained by Advanced Oxygen Technologies, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]

EXHIBIT 99.1 (D)
CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Advanced Oxygen Technologies, Inc., a Delaware corporation (the "Company"), on Form 10-Q for the quarter ending March 31, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Robert E. Wolfe, Treasurer of the Company, certify, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) I have reviewed The Report and it fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934;

(2) The Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report;

(3) The financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the Report;

(4) I am responsible for establishing and maintaining "disclosure controls and procedures" (a newly-defined term reflecting the concept of controls and procedures related to disclosure embodied in Section 302(a)(4) of the Act) for the company, have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which the periodic Report is being prepared, have evaluated the effectiveness of the disclosure controls and procedures as of a date within 90 days prior to the filing date of the Report, and have presented in the Report their conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of that date;

(5) I have disclosed to the Company's auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function): all significant deficiencies in the design or operation of internal controls (a pre-existing term relating to internal controls regarding financial Reporting) which could adversely affect the Company's ability to record, process, summarize and Report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

(6) I have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Robert E. Wolfe
Robert E. Wolfe
Treasurer
May 23, 2003

[A signed original of this written statement required by Section 302 has been provided to Advanced Oxygen Technologies, Inc. and will be retained by Advanced Oxygen Technologies, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]

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