Form 10KSB
period 2003-06-30
ADVANCED OXYGEN TECHNOLOGIES INC
filed 2003-10-14
CIK 352991

==============================================================================================
U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-KSB
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR
15 (d)OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2003
Commission file number 0-9951

ADVANCED OXYGEN TECHNOLOGIES, INC.
(Name of small business Issuer in its charter)

Delaware 91-1143622
(State of incorporation) (I.R.S. Employer Identification No.)

C/O Crossfield, Inc. 133 W 13th St, New York, NY 10011
(Address of principal executive offices) (Zip Code)

212-727-7085
(Issuer's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.01 per share

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ X ]

For the year ended June 30, 2003, Issuer's revenues were $12,263

The aggregate market value of Common Stock at June 30, 2003 held by non-affiliates approximated $114,560.85 based upon the average bid and asked prices for a share of Common Stock on that date. For purposes of this calculation, persons owning 10% or more of the shares of Common Stock are assumed to be affiliates, although such persons are not necessarily affiliates for any other purpose. As of June 30, 2003, there were 46,973,585 issued and outstanding shares of the registrant's Common Stock, $.01 par value.

Transitional Small Business Disclosure Format (check one):Yes[ ] No [ X ]
==============================================================================================

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
  CALIFORNIA FACILITIES, 9/30/98
  DEMAND FOR INDEMNIFICATION, 12/9/98
  PURCHASE AGREEMENT OF 1/29/99
  ARTICLES OF INCORPORATION AMENDMENT OF 04/18/2000
  PURCHASE AGREEMENT OF 01/12/2001
  CHANGE OF ADDRESS OF 11/01/2001
  ACQUISITION OR DISPOSITION OF ASSETS OF 03/05/2003
  RESIGNATIONS OF REGISTRANTS DIRECTORS OF 03/05/2003
  WAIVER AGREEMENT OF 06/26/2003
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
  Board of Directors Compensation

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

ITEM 12. Certain Relationships and Related Transactions

ITEM 13. Exhibits and Reports on Forms 8-K

EXHIBITS

  Exhibit 1: Form 8-K, Stock Aquisition Agreement of IP Service and ancillary Documents, Change of Directors
    IP Service, ApS Historical Audited Financial Statements for the periods ending December 31, 200, December 31, 2001, June 30, 2002
  Exhibit 2: Form 8-K, Debt Waiver Agreement

SIGNATURES

PART I

ITEM 1- DESCRIPTION OF BUSINESS

Advanced Oxygen Technologies, Inc. ("Advanced Oxygen Technologies", "AOXY", "AOT" or the "Company"), incorporated in Delaware in 1981 under the name Aquanautics Corporation, was, from 1985 until May 1995, a development stage specialty materials company producing new oxygen control technologies. From May of 1995 through December of 1997 AOXY had minimal operations and was seeking funding for operations and companies to which it could merge or acquire. In March of 1998 AOXY began operations in California. From 1998 through 2000, the business consisted of producing and selling CD- ROMS for conference events, advertisement sales on the CD's, database management and event marketing all associated with conference events. From 2000 through March of 2003, the business consisted solely of database management. From 2003 forward, the business operations were derived totally from the Company's wholly owned business, IP Service, ApS, a Danish IP security vulnerability company("IP Service"). IP Service provides network administrators early IP security warnings and vulnerabilities.

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

Company/Individual	Number of Shares	Percent Ownership
Robert E. Wolfe	50,000	0.17%
Crossland (Belize)	6,312,500	21.30%
Triton International	375,000	1.26%
Coastal Oil, Ltd.	5,937,500	20.03%
Crossland Ltd.	5,937,500	20.03%
Eastern Star, Ltd.	5,937,500	20.03%

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

CHANGE OF ADDRESS OF 11/01/2001

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

ACQUISITION OR DISPOSITION OF ASSETS OF 03/05/2003

Pursuant to a stock acquisition agreement, on March 05, 2003 Advanced Oxygen Technologies, Inc. (AOXY or the Buyer) purchased 100% of the issued and outstanding stock of IP Services, ApS (IP or the Company) from all of its owners (the Shareholders) for value of five hundred thousand dollars (Purchase Price). AOXY issued fourteen million shares of common stock and one share of preferred convertible stock to the Shareholders for payment and consideration of the Purchase Price.

Pursuant to an Employment Agreement, on March 05, 2003 AOXY entered into an agreement with Kurd Søndergaard (Employee). The Employee will be employed by AOXY for four years and will perform duties of president of IP.

Pursuant to the covenant of non competition agreement, the Shareholders agreed not to compete with IP for a period of five years.

RESIGNATIONS OF REGISTRANTS DIRECTORS OF 03/05/2003

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

WAIVER AGREEMENT OF 06/26/2003

Pursuant to a Waiver Agreement on June 26, 2003 , the debt holders (Debt Holders defined in the Waiver Agreement) waived and relinquished all right, to collect from AOXY the debt owed to each of the Debt Holders by Advanced Oxygen Technologies, Inc. (AOXY) in an amount to each Debt Holder as set forth on Schedule 2 in the Waiver Agreement (the "Debt") plus any interest earned thereon. In consideration of the release of the AOXY. AOXY will compensate, pay, transfer, assign and distribute the database ("Database") and all rights thereto, of conference attendees, hi tech decision makers, and other individuals, and all the associated accounts receivable ("Accounts Receivable") due and owing, whether known or unknown.

EMPLOYEES

As of June 30, 2003 the Company had a total of 1 employees. IP Service, Aps had 4 full time employees.

ITEM 2. DESCRIPTION OF PROPERTY

The assets of the Company consist solely IP Services ApS.

ITEM 3. LEGAL PROCEEDINGS

During the period ending June 30, 2003, there were no new issued, pending or threatened legal actions.

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

On February 10, 1999 in the Municipal Court of California, county of Los Angeles, Newhall Judicial District, America-United Enterprises, Inc. filed suit against Advanced Oxygen Technologies, Inc., case no. 99U00109, alleging that the February, 1999 rent due on February 01, 1999 had not been paid by Advanced Oxygen Technologies, Inc. The suit has been settled out of court and Advanced Oxygen Technologies, Inc. has tendered the monies owed in full.

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

On August 01 2001, America United Enterprises, Inc. filed a notice pursuant to Section 1951.3 of the Civil Code concerning the real property lease by the Company at 26883 Ruether Avenue, Santa Clarita CA whereby the real property at the location will be deemed abandoned and the lease will terminate on August 14 2001.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the period ending June 30, 2003, there were no matters submitted to security holders for a vote.

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

Fiscal Year Ended June 30, 2002	High	Low
First Quarter	0.015	0.006
Second Quarter	0.014	0.006
Third Quarter	0.025	0.003
Fourth Quarter	0.028	0.002
Fiscal Year Ended June 30, 2003	High	Low
First Quarter	0.025	0.007
Second Quarter	0.020	0.002
Third Quarter	0.045	0.005
Fourth Quarter	0.030	0.007

At October 10, 2003, the closing bid price of the Company's Common Stock as reported by the National Quotation Bureau, Inc., was $0.007

ITEM 6. PLAN OF OPERATION.

BUSINESS PLAN

The Company currently shares its location with a related company of the President of the Company. Its wholly owned subsidiary, IP Services, ApS is located in Horsens, Denmark. A product called Analizt has been developed as a single core product by IP Services. Analizt is a powerful Security Early Warning System that provides customer specific security vulnerability information from the infrastructure within a computer network. The updated Analizt database contains 'smart infrastructure' and search capability. It is used to identify alerts within the network and provide solutions to these issues. The product is available in three forms: An enterprise product which resides within a network, an ASP model and a Consulting 'Tool kit'. Version 1.0 of the product is currently available. In addition to Analizt, IP Service provides consulting services to customers. Currently all sales and consulting of IP Service are in Western Europe. The sales effort for Analizt are mostly done by resellers. IP Service is in discussions with resellers outside of Western Europe.

During the fiscal year ending June 30, 2003, the Company significantly reduced its expenses, reduced or discontinued unprofitable operations, including its database management services, and concentrated on IP Service and acquisitions. The Company continues it efforts to raise capital to support operations and growth, and is actively searching acquisition or merger with another company that would compliment the Company or IP Service and increase its earnings potential.

CLIENT AND INDUSTRY REPRESENTATION

During this reporting period all database orders and sales were completed through outsourced sales. AOXY has 1 active customer for Database Management. IP Services clients were comprised of network managers, internet clients, and companies looking for increased security for their networks. The resellers of IP Service are security and software sellers, and are all established in their respective geographies.

FORWARD LOOKING STATEMENTS

Certain statements contained in this report, including but not limited to, statements concerning the Company's future and financing requirements, the Company's ability for it or its subsidiary IP Service, to obtain market acceptance of its products and the competitive market for sales of small production business' or small network security business and other statements contained herein regarding matters that are not historical facts, are forward looking statements; actual results may differ materially from those set forth in the forward looking statements, which statements involve risks and uncertainties, including without limitation to those risks and uncertainties set forth in any of the Company's Registration Statements under the heading "Risk Factors" or any other such heading. In addition, historical performance of the Company should not be considered as an indicator for future performance, and as such, the future performance of the Company may differ significantly from historical performance and there is no assurance that the Company or IP Service will be able to raise sufficient capital to pursue or complete the business objectives discussed herein. The forward-looking statements contained in this Report may be impacted by future global, local, or regional events that have a general economic effect. These events may have no direct relation to the Company, the industry, the products, the clients or any other aspect of the Company or its business.

The Company undertakes no obligation to publicly revise these forward looking statement to reflect events or circumstances that arise after the date hereof. Subsequently, readers are cautioned NOT to place undue reliance on these forward looking statements.

ITEM 7. AUDITED FINANCIAL STATEMENTS

 CONSOLIDATED FINANCIAL STATEMENTS

AND REPORT OF

CERTIFIED PUBLIC ACCOUNTANTS

ADVANCED OXYGEN TECHNOLOGIES, INC.

AND SUBSIDIARY

June 30, 2003 and 2002

CONTENTS

Page

Report of Independent Certified Public Accountants 1

Consolidated Financial Statements

Balance Sheets 2

Statements of Operations and Accumulated Deficit 3

Statements of Cash Flows 4

Statements of Stockholders' Deficiency 5

Notes to Consolidated Financial Statements 6-15

REPORT OF INDEPENDENT CERTIFIED

PUBLIC ACCOUNTANTS

Board of Directors and Stockholders

Advanced Oxygen Technologies, Inc.

We have audited the accompanying balance sheet of Advanced Oxygen Technologies, Inc. (the "Company") and subsidiary ("IPS") as of June 30, 2003 and 2002 and the related statements of operations and accumulated deficit, cash flows and stockholders' deficiency for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Oxygen Technologies, Inc. and subsidiary as of June 30, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company and IPS will continue as a going concern. As shown in the financial statements, the Company and IPS incurred operating losses of $29,907 and $70,885 respectively during the fiscal years ended June 30, 2002 and 2003 and as of those dates, current liabilities exceeded current assets by $264,180 and $327,209, respectively. The foregoing raise substantial doubt about the Company's and IPS's ability to continue as going concerns. The management of IPS has carried out negotiations with various lenders and investors to increase stockholders' equity. So far these negotiations have ended with no result. If the plan is not carried out it is expected that the Danish Commerce Agency (Erhvervs- & Selskabsstyrelsen) will order IPS into forced liquidation in accordance with paragraph 52,3 in the Private Companies Act. The Company's and IPS's continuation as going concerns are dependent on the attainment of profitable operations and meeting its obligations on a timely basis. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Bernstein Pinchuk & Kaminsky LLP

New York, New York

October 8, 2003

Advanced Oxygen Technologies, Inc.

and Subsidiary

CONSOLIDATED BALANCE SHEETS

June 30,

ASSETS 2003 2002

------------ ------------

CURRENT ASSETS

Cash $ 128 $ -

Database management receivable - 6,529

Accounts receivable, net of allowances of $10,503 (Note 3) 3,329 -

Prepaid leasing fee 762 -

Value added tax receivable 3,919 -

------------ ------------

Total current assets 8,138 6,529

------------ ------------

PROPERTY AND EQUIPMENT - AT COST, net of

accumulated depreciation and amortization (Notes 3 and 4) 14,206 -

------------ ------------

OTHER ASSETS

Intangible software costs (Note 1) 280,000 -

------------ ------------

$ 302,344 $ 6,529

============ ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES

Accounts payable $ 247,344 $ 224,149

Bank loan-due within one year 544 -

Payroll and sales taxes payable 59,504 36,225

Due to officer of subsidiary company 14,044 -

Corporation taxes payable 7,536 3,960

Accrued salaries and expenses 6,375 6,375

------------ ------------

Total current liabilities 335,347 270,709

------------ ------------

LONG-TERM LIABILITIES

Due to affiliate (Note 7) - 118,579

Other long term liabilities-due to officer (Note 7) - 5,456

------------ ------------

- 124,035

------------ ------------

COMMITMENTS AND CONTINGENCIES (Notes 5 and 6)

STOCKHOLDERS' DEFICIENCY - (Notes 1, 2, and 10)

Convertible preferred stock, Series 2, par value $0.01; authorized

10,000,000 shares; issued and outstanding 5,000 shares

liquidating preference $25,000 50 50

Convertible preferred stock, Series 3, par value $0.01; authorized and issued, 1,670,000 shares 16,700 16,700

Convertible preferred stock, Series 4; issued and outstanding, - -

Convertible preferred stock, Series 5; issued, 1 share - -

Common stock, par value $0.01; authorized, 90,000,000 shares; issued and outstanding, 46,973,585 and 32,973,585 shares 469,736 329,736

Additional paid-in capital 20,628,396 20,490,298

Accumulated deficit (21,140,601) (21,217,715)

Less treasury stock, at cost - 1,670,000 shares of convertible preferred stock, Series 3 (7,284) (7,284)

------------ ------------

(33,003) (388,215)

------------ ------------

$ 302,344 $ 6,529

============ ============

See the accompanying accountants' report and notes to financial statements

Advanced Oxygen Technologies, Inc.

and Subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

Years ended June 30,

2003 2002

------------- -------------

Revenues (Notes 1 and 3)

Database management and consulting $ - $ 8,834

Sales of software package 12,263 -

------------- -------------

12,263 8,834

------------- -------------

Costs and expenses

Cost of products 134 -

Selling and administrative expense-software 16,627 -

Professional fees- corporate 5,800 562

Rent-corporate (Notes 5 and 6) - 4,093

Telephone- corporate 3,304 1,768

Research and development expense-software (Note 3 7,190 -

Office supplies-corporate 4,647 2,512

Travel-corporate 8,058 4,953

Transfer agent expense 2,150 2,220

Depreciation and amortization-software (Notes 3 a 2,029 -

Other costs and expenses-corporate 9,929 6,074

Interest expense 155 -

Bad debts expense - 16,559

Foreign exchange 23,125 -

------------- -------------

83,148 38,741

------------- -------------

Loss from operations before other income (expenses),

and income tax expense (70,885) (29,907)

------------- -------------

Other income (expenses)

Forgiveness of indebtedness (Note 7) 147,999 -

------------- -------------

147,999 -

------------- -------------

NET INCOME (LOSS) 77,114 (29,907)

Accumulated deficit at beginning of year (21,217,715) (21,187,808)

------------- -------------

Accumulated deficit at end of year $(21,140,601) $(21,217,715)

============= =============

Average number of shares outstanding were 37,461,256 in 2003 and 32,973,585 in

Net income (loss) per share $0.00 in 2003 and ($0.00) in 2002.

See the accompanying accountants' report and notes to financial statements

Advanced Oxygen Technologies, Inc.

and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended June 30,

2003 2002

------------- -------------

Cash flows from operating activities

Net income (loss) $ 77,114 $ (29,907)

Adjustments to reconcile net income to net cash

provided by operating activities:

Depreciation and amortization - -

Forgiveness of indebtedness (147,999) -

Changes in operating assets and liabilities

Decrease (Increase) in accounts receivable 3,200 8,634

Decrease (Increase) in inventories (3,919) -

Increase in other assets - -

Increase in accounts payable 23,195 903

Increase in payroll and sales taxes payable 23,279 -

Decrease in accrued liabilities - -

Increase in corporate taxes payable 3,576 -

Security deposit applied to rent expense - 4,093

(Increase) decrease in prepaid expenses (762) -

------------- -------------

Net cash used in operating activities (21,554) (16,277)

------------- -------------

Cash flow from investing activities:

------------- -------------

Net cash used in investing activities - -

------------- -------------

Cash flow from financing activities:

Loans from affiliate - -

Proceeds from issuance of common stock - -

Borrowings from affiliated entities 23,329 10,821

Borrowing from officer-directors 14,044 5,456

Issuance of bank debt 544 -

------------- -------------

Net cash provided by financing activities 37,917 16,277

Cash flow from investing activities:

Cash payments for the purchase of property (16,235) -

------------- -------------

Net cash provided (used) by investing activities (16,235) -

------------- -------------

NET INCREASE IN CASH 128 -

Cash and equivalents, beginning of year - -

------------- -------------

Cash and equivalents, end of year $ 128 $ -

============= =============

Supplemental Disclosures:

Income taxes paid $ - $ -

============= =============

Interest expense paid $ 155 $ 2,779

============= =============

Other significant transactions -Acquisition of IP Services APS (Note 1) and Forgiveness of de

See the accompanying accountants' report and notes to financial statements

Advanced Oxygen Technologies, Inc.

and Subsidiary

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

Years ended June 30,

2003 2002

Common stock, par value $0.01, authorized, 90,000,000 shares;

issued and outstanding, as follows:

Balance at beginning of year 32,973,585 and 29,649,252 shares $ 329,736 $ 329,736

Issued during year to IP Service ApS shareholders for acquisition of

IP Service Aps stock on March 5, 2003 140,000 -

------------- -------------

Balance at end of year- 46,973,585 and 32,973,585 shares $ 469,736 $ 329,736

============= =============

Additional paid in capital:

Balance at beginning of year $ 20,490,298 $ 20,490,298

Increase due to excess of value of assets acquired over par value o 138,098 -

------------- -------------

Balance at end of year $ 20,628,396 $ 20,490,298

============= =============

Accumulated deficit:

Balance at beginning of year $(21,217,715) $(21,187,808)

Net income ( loss) for the year 77,114 (29,907)

------------- -------------

Balance at end of year $(21,140,601) $(21,217,715)

============= =============

Other stockholders' deficiency accounts (no change during year)

Convertible preferred stock, net of treasury stock (see balance shee$ 9,466 $ 9,466

============= =============

Stockholders' deficiency at end of year $ (33,003) $ (388,215)

============= =============

See the accompanying accountants' report and notes to financial statements

Advanced Oxygen Technologies, Inc.

and Subsidiary

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

Years ended June 30, 2003 AND 2002

NOTE 1- ORGANIZATION AND LINE OF BUSINESS

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

On March 5, 2003, the Company, in exchange for 14,000,000 common shares, acquired the common stock of IP Service Aps("IP") a Danish corporation which developed and sells a software package "Analizt". Analizt is a security early warning tool used by network administrators in order for them to implement security patches on software installations. The product is sold as installed software together with a subscription for information updates for the security database. The common shares issued at the date of acquisition were valued at 2 cents per share assigned entirely to software costs, an intangible asset, which has no fixed determinable life. This asset is evaluated at least annually and any decline in value is charged to operations during that year.

Lines of Business:

Database Management:

After the Company purchased the assets of IMA in March 1998, the Company began its operations of database management and marketing and CD-ROM production/sales. During the year ended June 30, 2002 all of the Company's revenues were from a single customer.

Software Development:

Effective, March 5, 2003, with the acquisition of IP Service APS described above, the Company also develops and sells a software package called Analizt. IP has finished the first customer release of the product and has been proven satisfactory in the tests that have been performed. IP also works as security consultants and also sells other security software, and has entered into a sales representation agreement with the organization Element5, which will sell Analizt worldwide. IP is involved in educating programmers as well as network security personnel. Because of losses incurred in the fiscal period ended June 30, 2003, IP plans to obtain additional capital during late calendar year 2003. During the period from March 5, 2003 to June 30, 2003 approximately $9,000 of its revenues were derived from a single customer and all revenues were derived from operations in Denmark.

Consolidation:

These financial statements include the Company and IP. Intercompany transactions and balances, if any, are eliminated in consolidation. The financial statements include the accounts of IP commencing March 5, 2003, the date of acquisition.

NOTE 2 - GOING CONCERN AND BASIS OF PRESENTATION:

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles, which contemplate continuation of the Company and IP as going concerns. As shown in the financial statements, the Company and IP incurred operating losses and had negative working capital at June 30, 2003 and 2002. These factors raise substantial doubt about the Company's and IP's ability to continue as going concerns.

In view of the matters described in the preceding paragraph, continued operations are dependent upon the Company's ability to continue to raise capital and generate positive cash flows from operations. These financial statements do not include any adjustments relating to the classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company and IP be unable to continue its existence.

Management plans to take the following steps, which it believes will be sufficient to provide the Company with the ability to continue in existence:

- Increase its business volume and customer base.

- Acquire additional debt or equity financing.

- Control its costs in order to achieve its profit goals.

- Complete the development of Analizt software and launch it on a worldwide basis.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Revenue Recognition:

Product Sales:

Revenue is recognized when delivery is made and risk has passed to the buyer. Revenues are recognized net of value added taxes, where required, duties and sales discounts. Database revenues are recognized after the reservation has been made and the time period for the registrant to cancel the registration and still receive a refund has expired.

Consulting Income:

Revenue is recognized at the time the consulting work is performed.

Research and development:

Costs for development of new products, and the development of Analizt software, are expensed as incurred. Once software is determined to be technologically feasible, such costs will be capitalized and amortized.

Property and equipment:

Property consisting of fixtures and fittings, tools and equipment are recorded at cost and are depreciated over their estimated lives of 5 years. Impairment losses, if any, are recognized when they become apparent. Small acquisitions are expensed as incurred.

Accounts receivable:

Accounts receivable are recorded at net realizable value consisting of the carrying amount less the allowance for uncollectible accounts.

The Company uses the allowance method for uncollectible trade receivable balances. Under the allowance method, an estimate of uncollectible customer balances is made based on the percentages of balances that exceed certain levels. When an account balance is past due and attempts have been made to collect the receivable through legal or other means, the amount is considered uncollectible and is written off against the allowance balance.

Prepayments:

Prepayments comprise incurred costs relating to subsequent periods. Prepayments are carried at amortized cost.

Lease commitments:

Lease commitments relating to assets held under finance leases are recognized in the balance sheet as liabilities and are measured at amortized cost. The interest portion of such lease payments are recognized over the term of the contract as financial costs.

Foreign currency translation:

Foreign currency transactions are translated applying the current rate method. Assets and liabilities are translated at current rates. Stockholders' equity accounts are translated at the appropriate historical rates and revenue and expenses are translated at weighted average rates for the year. Exchange rate differences that arise between the rate at the transaction date and the one in effect at the payment date, or at the balance sheet date, are recognized in the income statement.

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

Cash and Cash Equivalents:

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

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

Concentrations of Credit Risk:

Financial instruments that potentially subject the Company to major credit risk consist principally of receivables from a single customer.

NOTE 4 - PROPERTY AND EQUIPMENT:

Property and equipment at June 30, 2003 consisted of the following:

Value at acquisition March 5, 2003 16,235

Less accumulated depreciation and

amortization (2,029)

$ 14,206

Depreciation and amortization expense for the period ended June 30, 2003 was $2,029..

NOTE 5 - RELATED PARTY TRANSACTIONS AND COMMITMENTS-IP SERVICE APS

Mr.Kurt Soendergaard, an officer of IP, and a shareholder prior to its acquisition by the Company was authorized to receive a salary of approximately $14,000 during the period March 5, 2003 to June 30, 2003, but has not received the salary and has agreed to postpone the payment of the salary indefinitely. The amount of the salary due to the officer has been recorded as a current liability.

IP leases office space from Mr. Soendergaard under an operating lease expiring in 2005 providing for an annual rent of approximately $4,000 or a total commitment of approximately $8,700.

NOTE 6 - COMMITMENTS AND CONTINGENCIES:

Lease Commitment:

On October 1, 1998, the Company entered into a non-cancelable lease agreement for its operating facilities in Santa Clarita, California. Monthly rent of $4,038 is due with annual increases starting October 1, 1999.

Minimum annual non-cancelable commitments under the lease are as follows:

Year Ending June 30,

2002 $ 56,052

2003 58,904

2004 19,952

$134,908

At June 30, 2001, the Company had not paid $17,860 rent due under this lease. Subsequent to June 30, 2001, the Company vacated the premises and forfeited the security deposit of $4,093. Rent expense under this lease aggregated $53,960 during the year ended June 30, 2001 and $4,093 during the year ended June 30, 2002. The Company may be liable for minimum rents unpaid until the premises are leased to a new tenant. The Company was negotiating with the landlord to obtain a release from the balance of the lease in exchange for payments of balances owing.

See also Note 5 for discussion of other current rent and other commitments.

Contingency:

Since July 2002 IP has been developing an internet security software by name of Analizt. Prior to July 2002 research was carried out by a related party to IP (IP Solutions A/S) pertaining to a product (MYTH-Software) with some of the same characteristics as Analizt. IP Solutions A/S filed for bankruptcy in April 2002. Soon after a Danish public funding organization (Vaekstfonden) continued the research which had been carried out prior to bankruptcy. In August 2002 IP purchased the project from Vaekstfonden. However, since Vaekstfonden did not deliver the research, IP never paid the contract price of approximately $3,750 in cash plus a loan of approximately $45,000 on special terms and Vaekstfonden finally revoked the sale on October 2, 2002. It is uncertain whether Vaekstfonden will file a lawsuit against IP for violation of the sales contract. It is also possible that Vaekstfonden will seek compensation due to the similarity of the product functionality of MYTH-Software and the new developed product ANALIZT. According to management, IP has not infringed on Vaekstfonden's rights to the MYTH-Software, as ANALIZT is developed in a different platform environment.

NOTE 7 - DUE TO AFFILIATE

Due to affiliate at June 30, 2002 consisted of advances payable to Crossfield, Inc., a related party, which are not collateralized, non-interest bearing, and payable upon demand, however, the Company did not expect to make payment within one year. During the year ended June 30, 2002 and 2003 the Company borrowed $37,373 and $16,277, respectively, from affiliates and officers to meet expenses. The balances were not collateralized, were non-interest bearing and were payable on demand. On June 26, 2003, the affiliate and an officer forgave obligations totaling $147,999 and received no consideration from the company for so doing.

NOTE 8 - SUBSEQUENT EVENT

Subsequent to June 30, 2003, the management and owners of IP have been negotiating with prospective investors about injecting additional capital to carry on IP Service ApS' operations, including continuing the development and marketing of Analizt. Negotiations have not shown any result yet, and therefore it is uncertain whether the Company can carry on its operations in the coming financial year. The Company does have the necessary capital to pay its debts and in case the continuing negotiations will not be successful it must be expected that the Company will go into liquidation proceedings.

NOTE 9- INCOME TAXES

As of June 30, 2003, the Company had federal and state net operating loss carryforwards of approximately $12,400,000 of which approximately $1,600,000 may be utilized to offset future taxable income. Section 382 of the Internal Revenue Code imposes substantial restrictions on the utilization of net operating loss and tax credit carryforwards when a change in ownership occurs. No deferred tax debits have been recorded because it is considered unlikely that they will be realized. The loss carryforwards will expire during the fiscal years ended June 30 as follows:

2012 $464,000

2018 236,000

2019 548,000

2020 351,000

2021 29,000

Total $1,628,000

The overall effective tax rate differs from the federal statutory tax rate of 34% due to operating losses and other deferred assets not providing benefit for income tax purposes.

NOTE 10-SHAREHOLDERS' EQUITY:

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

Series 3 Convertible Preferred Stock:

Each share automatically converted on March 2, 2000 into either (a) one (1) share of the Company's common stock if the average closing price of the common stock during the ten trading days immediately prior to March 1, 2000 is equal to or greater than sixty-six cents ($0.66) per share, or (b) one and one-half (1 ½) shares of common stock if the average closing price of the common stock during the ten trading days immediately prior March 1, 2000 is less than sixty-six cents ($0.66) per share. (See Note 1)

Series 4 Convertible Preferred Stock:

The shares are collectively convertible to common stock of the Company on March 5, 2004, in an amount equal to the greater of a.)290,000 shares divided by the ten day closing price, prior to the date of acquisition of IPS, of the Company's common stock as quoted on the national exchange and not to exceed twenty million shares, or b.) six million shares.

ITEM 8. Changes in and Disagreements with Accounts on Accounting and Financial Disclosure

The Company has no disagreements with accountants on accounting and financial disclosure. During this time AOXY has engaged Bernstein Pinchuk & Kaminsky, Llp, Seven Penn Plaza, New York, NY, 10001

PART III

ITEM 9. Directors and Officers of the Registrant

Set forth below is information regarding the Company's directors and executive officers, including information furnished by them as to their principal occupations for the last five years, other directorships held by them and their ages as of June 30, 2003. All directors are elected for one-year terms, which expire as of the date of the Company's annual meeting.

Name	Age	Position	Director Since:
Robert E. Wolfe	40	Chairman of the Board and CEO	1997
Lawrence Donofrio	52	Director	2003
Kurt Søndergaard	53	Director	2003

Robert Wolfe has been the Chairman and CEO for AOXY, Inc. since 1997. Concurrently he has been the President and CEO of Crossfield, Inc. and Crossfield Investments, llc , both corporate consulting companies. From 1992-1993 he was Vice President and partner for CFI, NY Ltd. A Subsidiary of Corporate Financial Investments, PLC, London.

Kurt Søndergaard has been a director of the Company since March, 2003 and he was a founder and major shareholder of the IP Services, ApS. Mr. Søndergaard was educated in the Danish Navy as an electronic engineer. He has worked for 10 years in the electronic security industry, specifically in the IT sector. During this period, Kurt has developed as a business entrepreneur, building and selling an IT business.

Lawrence Donofrio has been a director of the Company and a memeber of the Compensation Committee since March 2003. He graduated from Hamilton College with a BA in English studies. He then worked at Citibank for three years as a financial analyst, and five years as a private financial consultant. He then took a position with Bankers Trust for two years and since 1982 has been a private consultant in the financial industry.

ITEM 10. Executive Compensation

Robert Wolfe, Chairman and CEO has waived his $350,000 annual for the year ending June 30, 2003. No officer or director received any compensation from the Company during the last fiscal year. The Company paid no bonuses in the last three fiscal years ended June 30, 2003 to officers or other employees. Prior to the Stock Acquisition of December 12, 1997, the Company's Chief executive officer and Chairman of the Board was Harry Edelson. Mr. Edelson received no compensation during the fiscal year ending June 30, 2003.

The following table sets forth the total compensation paid or accrued to its Chief Executive Officer, Robert E. during the fiscal year ending June 30, 2003. There were no other corporate officers in any of the last three fiscal years.

Executive Compensation

Name	Yr.	Salary	Bonus	Other Compensation	Restricted Awards	LTIP Awards	Other
Robert E. Wolfe	2003	0	0	0	0	0	0

OPTION GRANTS DURING 1999; VALUE OF OPTIONS AT YEAR-END

The following tables set forth certain information covering the grant of options to the Company's Chief Executive Officer, Mr. Robert E. during the fiscal year ended June 30, 2003 and unexercised options held as of that date. Mr. Wolfe did not exercise any options during fiscal 2003.

Name	# of Securities	% Total Options	Option Price	Exercise Price	Expiration Date
Robert E. Wolfe	0	0	0	0	0

Compensation Committee Report

The Compensation Committee of the Board of Directors was responsible for reviewing and approving the Company's compensation policies and the compensation paid to executive officers. Mr. Wolfe and Mr. Donofrio, who comprise the Compensation Committee are employee and non-employee directors respectively.

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

Board of Directors Compensation

As of June 30, 2003 the directors did not receive any compensation for serving as members of the Board.

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

During the fiscal year ended June 30, 2003, no options were granted to non-employee Board members.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of June 30, 2003, by (i) all those known by the Company to be beneficial owners of more than 5% of its Common Stock; (ii) all directors; and (iii) all officers and directors of the Company as a group.

Name and Address of Beneficial Owner	No. Shares fully diluted	% ownership
Hennistone Projects Ltd.2 Eastglade Northwood Middlessex, HA6 3LD UK	11,760,000	24.90%
Coastal Oil, Ltd. 40 Santa Rita Road Corazal, Belize, Central America	8,906,250	18.96%
Crossland, ltd. 104B Saffrey Square Nassau, Bahamas	5,937,500	12.64%
Crossland Ltd. Belize 60 Market Square PO Box 364 Belize City, Belize, Central America	3,343,750	7.12%
Eastern Star, Ltd Bay Street Nassau Bahamas	3,280,000	6.98%
Robert E. Wolfe	90,000	0.27%
Lawrence Donofrio	0	0.00%
Kurt Søndergaard	0	0.00%

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
  Stock Acquisition Agreement of March 5, 2003 (Exhibit 1, contained herein):Pursuant to a stock acquisition agreement on March 05, 2003 Advanced Oxygen Technologies, Inc. (AOXY or the Buyer) purchased 100% of the issued and outstanding stock of IP Services, ApS (IP or the Company) from all of its owners (the Shareholders) for value of five hundred thousand dollars (Purchase Price). AOXY issued fourteen million shares of common stock and one share of preferred convertible stock to the Shareholders for payment and consideration of the Purchase Price.
  Employment Agreement of March 5, 2003: Pursuant to an Employment Agreement (contained within Exhibit 1)Kurt Søndergaard (the "Employee") will be employed by AOXY for four years and will perform duties of president of IP Services, Aps.
  Convenant of Non Competition of March 5, 2003: Pursuant to the covenant of non competition agreement, the Shareholders of IP Services, Aps agreed not to compete with IP Services, Aps for a period of five years,

REPORTS ON FORM 8-K

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

A report on Form 8-K was filed on February 14, 2002 giving notice of the change of the Company's location, and location of books and records from Advanced Oxygen Technologies, Inc. 26883 Ruether Avenue, Santa Clarita, CA, 91351 ("CA Location") to Advanced Oxygen Technologies, Inc. c/o Crossfield, Inc. 133 W 13th Street, Suite #5, New York, NY 10011, Telephone (212)-727-7085, Fax (208)-439-5488. This location is co-located with a related business of the president, Robert E. Wolfe.

A report on Form 8-K was filed on March 5, 2003 (Exhibit 1, contained herein)giving notice that: i)under item 2:ACQUISITION OR DISPOSITION OF ASSETS that pursuant to a stock acquisition agreement on March 05, 2003 Advanced Oxygen Technologies, Inc. (AOXY or the Buyer) purchased 100% of the issued and outstanding stock of IP Services, ApS (IP or the Company) from all of its owners (the Shareholders) for value of five hundred thousand dollars (Purchase Price). AOXY issued fourteen million shares of common stock and one share of preferred convertible stock to the Shareholders for payment and consideration of the Purchase Price, that pursuant to an Employment Agreement AOXY entered into an agreement with Kurd Søndergaard (Employee). The Employee will be employed by AOXY for four years and will perform duties of president of IP, that pursuant to the covenant of non competition agreement, the Shareholders agreed not to compete with IP for a period of five years, and ii) under ITEM 6: RESIGNATIONS OF REGISTRANTS DIRECTORS: at a special meeting of the Board of Directors, AOXY removed Joseph N. Noll as a director due to his inability to perform his duties as a director. AOXY appointed Kurt Søndergaard and Lawrence Donofrio to the board of directors to replace Joseph N. Noll.

A report on Form 8-K was filed on June 26,2003 (Exhibit 2, contained herein) and reported pursuant to a Waiver Agreement that the debt holders (Debt Holders defined in the Waiver Agreement) waived and relinquished all right, to collect from Advanced Oxygen Technologies, Inc. the debt owed to each of the Debt Holders by Advanced Oxygen Technologies, Inc. (AOXY) in an amount to each Debt Holder as set forth on Schedule 2 in the Waiver Agreement (the "Debt") plus any interest earned thereon. In consideration of the release of the AOXY. AOXY will compensate, pay, transfer, assign and distribute the database ("Database") and all rights thereto, of conference attendees, hi tech decision makers, and other individuals, and all the associated accounts receivable ("Accounts Receivable") due and owing, whether known or unknown.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant): ADVANCED OXYGEN TECHNOLOGIES, INC.

Date: October 14, 2003 By (Signature and Title):

/s/ Robert E. Wolfe /s/

-----------------

Robert E. Wolfe

President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 26, 2003 By (Signature and title):

/s/Lawrence Donofrio /s/

-------------------------

Lawrence Donofrio

Director

Date: September 26, 2003 By (Signature and title):

/s/Kurt Søndergaard /s/

-------------------------

Kurt Søndergaard

Director

Exhibit 1

=====================================================================

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

-----------------------------

FORM 8-K

CURRENT REPORT

Pursuant to Section 13 or 15(d) of theSecurities Exchange Act of 1934

March 05, 2003

(Date of Earliest Event Reported)

ADVANCED OXYGEN TECHNOLOGIES, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware 000-09951 91-1143622

(State of Incorporation) (Commission File No.) (I.R.S. EmployerIdentification No.)

C/O Crossfield Incorporated133 West 13th St. Suite no.5 New York, NY 10011

(Address of Principal Executive Offices)

Registrant's Telephone Number: (212) 727-7085

26883 Ruether AvenueSanta Clarita, CA, 91351

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

ITEM 7. FINANCIAL STATEMENTS, PROFORMA FINANCIAL INFORMATION and EXHIBITS

  Independent Audited Financial Statements for the period ending December 31, 2000

  Revisorerne Strandvejen 58 Postbox 17 DK-2900 Hellerup TH. 45 39 29 25 00 Fax 45 39 29 25 03 revisorerne revisor.com www.revisor.com Statsautoriseret Revisionsinteressentskab v.m.b.a. CVR. nr. 2424772 Interessentskab of Revisionsselskaber

  INDEX TO FINANCIAL STATEMENTS

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

 Exhibit III:   Stock Acquisition Agreement, Covenant of Non Competition, Employment Agreement, Consulting Agreement and Exhibits

STOCK ACQUISITION AGREEMENTMARCH 05, 2003

FOR: 100 % IP SERVICES A/S STOCK

BETWEEN:THE SHAREHOLDERS OF IP SERVICES, ApS

AND

ADVANCED OXYGEN TECHNOLOGIES, INC.

STOCK ACQUISITION AGREEMENT

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

Name:______________________ Witness:

Title: ______________________ Name: Logical Management UK Limited By:________________________ Date:

Name:______________________ Witness:

Title: ______________________ Name: Borkwood Developments Limited By:________________________ Date:

Name:______________________ Witness:

Title: ______________________ Name:

Exhibits

Schedule 1

Delivered DocumentsGENERAL INFORMATION 2000 and 2001 Supplier correspondences (other than invoices)

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

6. Notwithstanding paragraph 1, any agency or branch of a US person located outside the United States shall not be deemed a US person if:

(i) The agency or branch operates for valid business reasons; and (ii) The agency or branch is engaged in the business of insurance or banking and is subject to substantive insurance or banking regulation, respectively, in the jurisdiction where located. 7. The International Monetary Fund, the International Bank for Reconstruction and Development, the Inter-American Development Bank, the Asian Development Bank, the African Development Bank, the United Nations, and their agencies, affiliates and pension plans, and any other similar international organizations, their agencies, affiliates and pension plans shall not be deemed US persons.Stock Acquisition Agreement[TO BE PROVIDED]

Exhibit F

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

   Employment Agreement Exhibit AEmployee Health Care Policy[EMPLOYER TO PROVIDE] Stock Acquisition AgreementIncorporated by ReferenceExhibit CTerritory

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
Exhibit G

Buyers Legal OpinionLaw Office of John TartagliaJohn A. Tartaglia (NY, CT) Tel: (914) 273-0324

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

Whenever our opinion with respect to the existence or absence of facts is indicated to be based upon our knowledge, or is qualified by known to us or words of similar import, we are referring solely to the conscious awareness the undersigned attorney, who devoted substantive attention to the Transaction Documents and the matters contemplated by such Documents. Assumptions

For purposes of rendering the opinions expressed herein, we have assumed (a) the genuineness of all signatures, (b) the completeness and authenticity of all document and records submitted to us as originals, (c) the conformity to original document and records of all Document and records submitted to us as certified, photocopies or conformed copies, (d) the due authorization, execution and delivery of the Transaction Documents by the parties thereto (other than the Shareholders), (e) the validity of all applicable statutes, ordinances, rules and regulations, and (f) the legal capacity of all natural persons executing Documents.Opinion

Based upon the foregoing, and subject to the qualifications set forth below, we are of the opinion that: AOXY is a corporation duly organized, validly existing, and in good standing under the laws of the State of Delaware and has full corporate power and authority to conduct its business as and where its business is now conducted.

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

Whenever our opinion with respect to the existence or absence of facts is indicated to be based upon our knowledge, or is qualified by known to us or words of similar import, we are referring solely to the conscious awareness of the particular attorneys who have devoted substantive attention to the Transaction Documents and the matters contemplated by such documents, whose identities are:______________________________________.Assumptions

For purposes of rendering the opinions expressed herein, we have assumed (a) the genuineness of all signatures, (b) the completeness and authenticity of all documents and records submitted to us as originals, (c) the conformity to original documents and records of all documents and records submitted to us as certified, photocopies or conformed copies, (d) the due authorization, execution and delivery of the Transaction Documents by the parties thereto (other than the Shareholders), (e) the validity of all applicable statutes, ordinances, rules and regulations, and (f) the legal capacity of all natural persons executing documents. Opinion

Based upon the foregoing, and subject to the qualifications set forth below, we are of the opinion that:

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

4. The Shareholders execution, delivery and performance of the Transaction Documents and the consummation of the transactions contemplated thereby will not: (i) violate State of Denmark; or (ii) provided that all consents and approvals identified in the Transaction Documents (including the schedules thereto) are obtained, violate any agreement or other instrument to which any Shareholder is a party or by which any Shareholder is bound or to which any Shareholders properties, assets or business is subject, or any judgment, decree or order.Qualifications

We are members of the Bar of the State of Denmark, and we express no opinion as to any matters covered by any laws other than the laws of the State of Denmark and the federal laws of the United States of America. We do not express any opinion concerning any other law.

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

2. The remainder of the United States of America.

3. Europe.

4. South America.

5. Canada.

6. Mexico.

Schedule II

Fees Schedule

[PLEASE PROVIDE]

 Exhibit QSubsidiariesNONE

SubID	Company Name	Address	City	State/Province	Zip	Country	Amt Owned

Exhibit Q

SubsidiariesNONE

SubID	Company Name	Address	City	State/Province	Zip	Country	Amt Owned

Exhibit 2

=====================================================================

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

-----------------------------

FORM 8-K

CURRENT REPORT

Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

June 26, 2003

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

26883 Ruether Avenue

Santa Clarita, CA, 91351

(Former Address)

=====================================================================

ITEM 5: OTHER EVENTS

Pursuant to a Waiver Agreement attached hereto as exhibit I, (Waiver Agreement), on June 26, 2003 , the debt holders (Debt Holders defined in the Waiver Agreement) waived and relinquished all right, to collect from AOXY the debt owed to each of the Debt Holders by Advanced Oxygen Technologies, Inc. (AOXY) in an amount to each Debt Holder as set forth on Schedule 2 in the Waiver Agreement (the "Debt") plus any interest earned thereon. In consideration of the release of the AOXY. AOXY will compensate, pay, transfer, assign and distribute the database ("Database") and all rights thereto, of conference attendees, hi tech decision makers, and other individuals, and all the associated accounts receivable ("Accounts Receivable") due and owing, whether known or unknown.

Exhibits:

Exhibit I: Waiver Agreement

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: June 26, 2003. ADVANCED OXYGEN TECHNOLOGIES, INC.

BY:/s/ Robert E. Wolfe/s/
-------------------------------
Robert E. Wolfe
President

Exhibits:

Exhibit I

WAIVER AGREEMENT

THIS AGREEMENT is made as of June 26,2003, (together with the Schedules attached hereto, referred to as "Agreement") by and among Advanced Oxygen Technologies, Inc., a Delaware corporation ("AOXY"), and the persons, corporations or assigns listed on Schedule 2 hereto (herein referred to collectively as "Debt Holders" and each a "Debt Holder").

In reliance upon the representations and warranties made herein and in consideration of the mutual agreements herein contained the parties hereby agree as follows:

SECTION 1. RELEASE OF DEBT; CONSIDERATION.

1.01 Release of Debt. Debt Holders shall at the closing of the transactions hereinafter provided waive and relinquish all right, to collect from AOXY the debt owed to each of the Debt Holders by AOXY in an amount to each Debt Holder as set forth on Schedule 2 hereto (the "Debt") plus any interest earned thereon.

1.02 Consideration for Release. In consideration of the release of the Company, the Company will compensate, pay, transfer, assign and distribute (the "Consideration) to the Debt Holders as follows:

(a) the database ("Database") and all rights thereto, of conference attendees, hi tech decision makers, and other individuals, and all the associated accounts receivable ("Accounts Receivable") due and owing, whether known or unknown to each Debt Holder as specified on Schedule 2.

1.03 Transactions Closing Date.

(a) Delivery of Agreement. At the Closing, each Debt Holder will deliver to AOXY a duly executed counterpart signature page to this Agreement; and

(b) Delivery of Consideration. At the Closing, (i) AOXY will deliver or cause to be delivered, to each Debt Holder the Database in electronic format; and

(c) Documents. Each of the documents contemplated by this Agreement.

SECTION 2. CLOSING. The Closing will take place at the offices of AOXY at 133 W 13th Street, Suite 5 New York, NY 10011 on the June 26,2003.

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

(b) Validity of Agreement; Authority. This Agreement has been duly executed and delivered by each Debt Holder and (assuming valid execution and delivery by AOXY) is a valid and binding obligation of each Debt Holder, enforceable in accordance with its terms.

SECTION 4. REPRESENTATIONS AND WARRANTIES OF AOXY. AOXY represents and warrants the following:

(a) Organization and Standing.

I. AOXY is a corporation duly organized, validly existing, and in good standing under the laws of Delaware.

II. AOXY has no subsidiaries, except as set forth on Schedule 4(a).

(b) Validity of Agreement; Authority. This Agreement has been duly executed and delivered by AOXY and (assuming valid execution and delivery by the Debt Holders) is a valid and binding obligation of AOXY, enforceable in accordance with its terms.

(c) Authority to take Action.

I. The execution and delivery of this Agreement and the carrying out of the provisions hereof will not contravene any provisions of law, any order, judgment and/or decree of any court or other governmental agency or AOXY=s certificate of incorporation or charter, by-laws or any indenture, agreement or other instrument to which AOXY is a party or by which it may be bound, or by which any property owned by it may be bound.

II. All corporate and legal actions required to be taken in connection with this Agreement pursuant to the laws of any State or other governmental authority have been so taken.

(d) Compliance with Laws. AOXY has not received notice of any violation of any law, regulation or ordinance which violation would materially and adversely affect it or its operations.

(e) Consents. AOXY is not required to obtain consent, approval, registration, qualification or filing with any United States federal, state or local government authority or any foreign government authority in connection with execution of this Agreement or consummation of the transactions contemplated hereby, other than the required filings with the United States Securities and Exchange Commission.

SECTION 5. CONDITIONS PRECEDENT TO DEBT HOLDERS= OBLIGATION TO COMPLETE THE TRANSACTION. The obligation of each Debt Holder to consummate the transactions described in Section 1 hereof is subject to the fulfillment of each of the following conditions prior to or at the Closing:

(a) Delivery of Consideration. Each Debt Holder shall have received delivery of the Consideration as contemplated herein.

(b) No actions or proceedings. No action or proceeding shall be pending or threatened on the Closing Date wherein an unfavorable judgment, decree or order would prevent or make unlawful the carrying out of this Agreement or would cause the transaction contemplated by this Agreement to be rescinded.

SECTION 6. CONDITIONS PRECEDENT TO AOXY'S OBLIGATION TO COMPLETE THE TRANSACTION. The obligation of AOXY to consummate the transactions described in Section 1 hereof is subject to the fulfillment of each of the following conditions prior to or at the Closing:

(a) Waiver. Each Debt Holder shall have executed and delivered to AOXY a counterpart signature page to this Agreement.

(b) Representations and Warranties of Debt Holders. The representations and warranties made by the Debt Holders herein shall be true and correct in all material respects.

(c) No actions or proceedings. No action or proceeding shall be pending or threatened on the Closing Date wherein an unfavorable judgment, decree or order would prevent or make unlawful the carrying out of this Agreement or would cause the transaction contemplated by this Agreement to be rescinded.

SECTION 7. SURVIVAL OF REPRESENTATIONS AND WARRANTIES. All representations and warranties contained herein or made in writing by the parties in connection with the transactions contemplated hereby shall survive the execution and delivery of this Agreement and the closing of the transactions contemplated by this Agreement, regardless of any investigation made by or on behalf of the parties or any payment for and acceptance of Consideration hereunder. All statements contained in any certificate, list, letter or other instrument delivered by or on behalf of the parties pursuant hereto or in connection with the transactions contemplated hereby (including statements, letters or certificates of independent parties such as public accountants or attorneys) shall constitute representations and warranties by the parties hereunder.

SECTION 8. INDEMNIFICATION. (a) Of AOXY. Each Debt Holder agrees to defend, indemnify and hold harmless AOXY against and in respect of (i) any and all losses, liabilities, damages, deficiencies, costs or expenses (including, without limitation reasonable attorneys fees and disbursements) resulting from (A) the breach of any covenant, warranty or agreement hereunder by such Debt Holder or (B) any representations made by such Debt Holder in this Agreement, not being complete and correct or being false and misleading or containing any material misstatement of fact or omitting any material fact required to be stated to make the statements therein not misleading; and (ii) any and all actions, suits, proceeding, claims, demands, assessments, judgments, costs and expenses (including, without limitation, reasonable attorneys fees and disbursements) incident to any of the foregoing; provided, however, that if any such action, suit or proceeding shall be asserted against AOXY in respect to demand indemnification, Debt Holders shall be promptly notified to that effect and shall have the right to assume the control of the defense, compromise or settlement thereof, including, at their own expense, employment of counsel reasonably acceptable to AOXY.

(b) Of Debt Holders. AOXY agrees to defend, indemnify and hold harmless Debt Holders against and in respect of (i) any and all losses, liabilities, damages, deficiencies, costs or expenses (including, without limitation reasonable attorneys fees and disbursements) resulting from (A) the breach of any covenant, warranty or agreement hereunder by AOXY or (B) any representations made by AOXY in this Agreement, not being complete and correct or being false and misleading or containing any material misstatement of fact or omitting any material fact required to be stated to make the statements therein not misleading; and (ii) any and all actions, suits, proceeding, claims, demands, assessments, judgments, costs and expenses (including, without limitation, reasonable attorneys fees and disbursements) incident to any of the foregoing; provided, however, that if any such action, suit or proceeding shall be asserted against a Debt Holder in respect of which such Debt Holder proposes to demand indemnification, AOXY shall be promptly notified to that effect and AOXY shall have the right to assume the control of the defense, compromise or settlement thereof, including, at its own expense, employment of counsel reasonably acceptable to Debt Holders.

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

SECTION 9. COMMISSIONS, FEES AND EXPENSES. Debt Holders and AOXY each represent and warrant to the other that the negotiations relative to this Agreement and the transactions contemplated hereby have been carried on by Debt Holders and AOXY directly and in such manner as not to give rise to any valid claim against either for a brokerage commission, finder's fee or other like payment.

SECTION 10. APPLICABLE LAW. This Agreement shall be governed by, and construed in accordance with, the law of the State of New York (other than its law with respect to conflicts of laws), including all matters of construction, validity and performance.

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

SECTION 15. FURTHER ASSURANCES. Debt Holders and AOXY shall execute and deliver or cause to be executed and delivered such additional instruments, and take such other actions as the other party may reasonably request in writing in order to effectuate the purposes of this Agreement.

IN WITNESS WHEREOF, the parties hereto have duly executed this Agreement as of the date first above written.

DEBT HOLDERS:

By: /s/ Robert E. Wolfe /s/

Crossfield, Inc.

Address for Notice:

133 W 13th St, Suite 5

New York, NY 10011

By: /s/ Robert E. Wolfe /s/

Robert E. Wolfe

Address for Notice:

133 W 13th St, Suite 5

New York, NY 10011

Advanced Oxygen Technologies, Inc.

By: /s/ Robert E. Wolfe /s/

Robert E. Wolfe, Chairman

By: /s/ Lawrence Donofrio /s/

Lawrence Donofrio, Director

By: /s/ Kurt Søndergaard /s/

Kurt Søndergaard, Director

Address for Notice:

133 W 13th St, Suite 5

New York, NY 10011

Schedule 2

Debt Holders, Balances and Consideration

Debt Holder	Debt Balance	Consideration
Crossfield, Inc.	$146,771.60	Database & Accounts Receivable
Robert E. Wolfe	$5,456	Forgiven ($0.00)
Robert E. Wolfe Past and Present Salary	$350,000	Forgiven ($0.00)

Schedule 4(a)

Subsidiaries of Advanced Oxygen Technologies, Inc.

IP Service ApS.