Form 10QSB
period 2003-09-30
ADVANCED OXYGEN TECHNOLOGIES INC
filed 2003-11-14
CIK 352991

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-QSB

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT COMMISSION OF 1934

for the Transition period September 30, 2003

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

The number of shares of common stock outstanding as of September 30, 2003 was 46,973,585.

Transitional Small Business Disclosure Format (check one): Yes( ) No( X )

ADVANCED OXYGEN TECHNOLOGIES, INC.

INDEX
PART I: Financial Information	2
Item I: Financial Statements	2
Balance Sheet	2
Income Statement	3
Statement of Cash Flow	4
Statement of Changes	5
Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations	6
PART II	8
Item 1: Legal Proceedings	8
Item 6. Exhibits and Reports on Form 8-K	8
Signature	8
EXHIBIT 99.1 (A), 99.1(B) Certifications of Officers	8
EXHIBIT 99.1 (C), 99.1(D) Certifications of Officers	9

PART 1: FINANCIAL INFORMATION

Item I: Financial Statements for the three months ending September 30, 2003. (Un-audited)

Balance Sheet for September 30, 2003 and June 30, 2003	September 30, 2003	June 30, 2003
	Un-Audited	Audited
CashSubsidiary IP Service	128	128
Accounts RecivableIP Service (Net of Doubtful A-R)	10,533	3,329
Prepaid Leasing Fee	762	762
Value Added Tax Receivable	3,919	3,919
Total Current Assets	15,342	8,138

PROPERTY AND EQUIPMENT-AT COST,
net of accumulated depreciation and amortization	14,206	14,206

OTHER ASSETS	0
Nonamortizable software	280,000	280,000
Total Assets	309,548	302,344

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Accounts Payable	269,868	247,344
Bank loan -due within on year	544	544
Payroll and sales tax payable	42,599	59,504
Due to officer of subsidiary company	14,044	14,044
Corporation taxes payable	3,960	7,536
Accrued salaries and expenses	17,146	6,375
Total Current Liabilities	348,161	335,347

Note Payable, Crossfield	-	-
Note Payable, Director	-	-
Total Long Term Liabilities	-	-
Total Liabilities	348,161	335,347

Capital
Convertible Preferred Stock Series 3	16,700	16,700
Convertible Preferred StockSeries 2	50	50
Common Stock	469,736	469,736
Paid in Capital	20,628,396	20,628,396
Accumulated Deficit	(21,146,211)	(21,140,601)
Treasury Stock	(7,284)	(7,284)

Total Capital	(38,613)	(33,003)
Total Liabilities and Capital	309,548	302,344

Statement of Operations and Changes in Accumulated Deficit	3 Month Period Unaudited	3 Month Period Unaudited
	Ending	Ending
	Sep 30, 2003	Sep 30, 2002
Revenues
Software SalesIP Service	16,074	-
Total Revenues	8,614

Cost of Sales
Cost of SalesIP Service	571	-
Selling ExpensesIP Service	125	-
Total Cost of Sales	696	-

Gross Profit	15,378	-

Expenses
Accounting Fees	-	-
Airline Expense	-	437
Auto Expenses	-	118
Car Rental	-	62
Depreciation Expense	-
Employee Benefits	-	27
Hotels	-	45
Interest ExpenseIP Service	85	-
General & Administrative Expenses for IP Service	20,903	-
Laundry and Cleaning Expense	-	35
Meals and entertainment	-	786
Postage	-	449
Printing, Reproduction, Press Release Expense	-	-
Transfer Agent Expense	-	-
Supplies Expense	-	546
Telephone	-	1,236
Travel	-	1,425
Other Expenses	-	135
Total Expenses	20,988	5,301
Net Loss	(5,610)	(5,301)

Accumulated Deficit
Beginning of Period	(21,140,601)	(21,215,414)
End of Period	(21,146,211)	(21,220,715)

Statement of Cash Flow	3 Month Period Unaudited	3 Month Period Unaudited
	Ending	Ending
	Sep 30, 2003	Sep 30, 2002
Cash flow from operating activities
Net Loss	(5,610)	(5,301)

Adjustments to reconcile net loss to cash provided by operations
Accounts Receivable	(7,204)	-
Accounts Payable and Accured Expenses	12,814	(5,750)
Total Adjustments	5,610	(5,750)
Net Cash provided (used) by operations	-	(11,051)

Cash Flows from financing:
Used For:
Note Payable, Crossfield	-	11,051
Proceeds from:
Note Payable, Crossfield, Inc. & Directors	-
Net Cash Flows from Fanancing:	-	11,051

Cash Flows from Investing Activities:	-	-
Net cash used in investing	0	0

Net Increase (decrease) in Cash	0	0

Summary
Cash Balance at End of Period	128	0
Cash Balance at Beginning of Period	128	0

Net Increase (Decrease) in Cash	0	0

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

For the three month and nine month period ending September 30, 2003 and Septeber 30, 2002, the Company had losses of $5,160 and $5,301 respectively. Theses losses were primarily the result of expenses associated with the operations of the Company and the lack of revenues of the Company.

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

There were no reports filed on Form 8-K during this period.

SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2003

/s/ Robert E. Wolfe /s/
------------------------------------------
Robert E. Wolfe, Chairman of the Board and
Chief Executive Officer and Principal
Financial Officer

EXHIBIT 99.1 (A)
CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Robert E. Wolfe, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly
Report of Advanced Oxygen Technologies, Inc. (the "Company") on Form 10-QSB for the
quarter ended September 30, 2003, as filled with the Securities and Exchange
Commission on the date hereof, fully complies with the requirements of Section
13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-QSBfairly presents in all material respects the financial condition and results of operations of the Company.

Date: , November 13, 2003

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
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Robert E. Wolfe, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly
Report of Advanced Oxygen Technologies, Inc. (the "Company") on Form 10-QSB for the
quarter ended September 30, 2003, as filled with the Securities and Exchange
Commission on the date hereof, fully complies with the requirements of Section
13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-QSBfairly presents in all material respects the financial condition and results of operations of the Company.

Date: November 13, 2003

/s/ Robert E. Wolfe
--------------
Robert E. Wolfe
Treasurer

A signed original of this written statement required by Section 906 is retained by Advanced Oxygen Technologies, Inc. and will be furnished to the Securities and
Exchange Commission upon request.

EXHIBIT 99.1 (C)
CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Advanced Oxygen Technologies, Inc., a Delaware corporation (the "Company"), on Form 10-Q for the quarter ending September 30, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Robert E. Wolfe, Chief Executive Officer of the Company, certify, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

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
November 13, 2003

[A signed original of this written statement required by Section 302 has been provided to Advanced Oxygen Technologies, Inc. and will be retained by Advanced Oxygen Technologies, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]

EXHIBIT 99.1 (D)
CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Advanced Oxygen Technologies, Inc., a Delaware corporation (the "Company"), on Form 10-Q for the quarter ending September 30, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Robert E. Wolfe, Treasurer of the Company, certify, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

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
November 13, 2003

[A signed original of this written statement required by Section 302 has been provided to Advanced Oxygen Technologies, Inc. and will be retained by Advanced Oxygen Technologies, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]