Form 10QSB
period 2003-12-31
ADVANCED OXYGEN TECHNOLOGIES INC
filed 2004-02-17
CIK 352991

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-QSB

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT COMMISSION OF 1934

for the Transition period December 31, 2003

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

The number of shares of common stock outstanding as of December 31, 2003 was 46,973,585.

Transitional Small Business Disclosure Format (check one): Yes( ) No( X )

ADVANCED OXYGEN TECHNOLOGIES, INC.

INDEX
PART I: Financial Information	2
Item I: Financial Statements	2
Balance Sheet	2
Income Statement	3
Statement of Cash Flow	4
Statement of Changes	5
Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations	6
PART II	8
Item 1: Legal Proceedings	8
Item 6. Exhibits and Reports on Form 8-K	8
Signature	8
EXHIBIT 99.1 (A), 99.1(B) Certifications of Officers	8
EXHIBIT 99.1 (C), 99.1(D) Certifications of Officers	9

PART 1: FINANCIAL INFORMATION

Item I: Consolidated Financial Statements for the three months ending December 31, 2003. (unaudited)

Consolidated Balance Sheet for December 31, 2003 and June 30, 2003	December 31, 2003	June 30, 2003
	Unaudited	Audited
Cash Subsidiary IP Service	4,789	128
Accounts Receivable IP Service (Net of Doubtful A-R)	10,212	3,329
Prepaid Leasing Fee	762	762
Value Added Tax Receivable	3,919	3,919
Total Current Assets	19,682	8,138

PROPERTY AND EQUIPMENT-AT COST,
net of accumulated depreciation and amortization	14,206	14,206

OTHER ASSETS	0
Nonamortizable software	280,000	280,000
Total Assets	313,888	302,344

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Accounts Payable	272,412	247,344
Bank loan -due within on year	544	544
Payroll and sales tax payable	42,599	59,504
Due to officer of subsidiary company	14,044	14,044
Corporation taxes payable	3,960	7,536
Accrued salaries and expenses	17,146	6,375
Total Current Liabilities	350,704	335,347

Total Liabilities	350,704	335,347

Capital
Convertible Preferred Stock Series 3	16,700	16,700
Convertible Preferred Stock Series 2	50	50
Common Stock	469,736	469,736
Paid in Capital	20,628,396	20,628,396
Accumulated Deficit	(21,144,414)	(21,140,601)
Treasury Stock	(7,284)	(7,284)

Total Capital	(36,816)	(33,003)
Total Liabilities and Capital	313,888	302,344

Consolidated Statement of Operations and Changes in Accumulated Deficit	3 Month Period Unaudited	6 Month Period Unaudited	3 Month Period Unaudited	6 Month Period Unaudited
	Ending	Ending	Ending	Ending
	Dec. 31, 2003	Dec. 31, 2003	Dec. 31, 2002	Dec. 31, 2002
Revenues
Software Sales IP Service	18,280	34,354	-	-
Total Revenues	18,280	34,354

Cost of Sales
Cost of Sales IP Service	6,434	7,005	-	-
Selling Expenses IP Service	580	705	-	-
Total Cost of Sales	7,015	7,711	-	-

Gross Profit	11,265	26,643	-	-

Expenses
Airline Expense	-	-	588	1,025
Auto Expenses	-	-	805	923
Car Rental	-	-	93	155
Employee Benefits	-	-	37	64
Hotels	-	-	139	184
Interest Expense IP Service	162	247	-	-
General & Administrative Expenses for IP Service	9,307	30,210	-	-
Meals and entertainment	-	-	373	1,159
Postage	-	-	442	891
Share/Transfer Agent Expense	-	-	-	30
Supplies Expense	-	-	2,722	3,268
Telephone	-	-	1,073	2,309
Travel	-	-	1,921	3,346
Other Expenses	-	-	-	135
Total Expenses	9,468	30,456	8,191	13,522
Net Income (Loss)	1,768	(3,813)	(8,191)	(13,522)

Accumulated Deficit
Beginning of Period	(21,146,182)	(21,140,601)	(21,223,046)	(21,217,715)
End of Period	(21,144,414)	(21,144,414)	(21,231,237)	(21,231,237)

Consolidated Statement of Cash Flow	6 Month Period Unaudited	6 Month Period Unaudited
	Ending	Ending
	Dec. 31, 2003	Dec. 31, 2002
Cash flow from operating activities
Net Loss	(3,813)	(13,522)

Adjustments to reconcile net loss to cash provided by operations
Accounts Receivable	(6,883)	-
Accounts Payable and Accrued Expenses	15,357	(7,525)
Total Adjustments	8,474	(7,525)
Net Cash provided (used) by operations	4,661	(21,047)

Cash Flows from financing activities:
Used For:
Note Payable, Crossfield	-	21,047
Proceeds from:
Net Cash Flows from Financing Activities:	-	21,047

Cash Flows from Investing Activities:	-	-
Net cash used in investing	0	0

Net Increase (decrease) in Cash	4,661	0

Summary
Cash Balance at beginning of Period	128	0
Cash Balance at End of Period	4,789	0

Net Increase (Decrease) in Cash	4,661	0

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

For the three month and six month period ending December 31, 2003, the Company had profits/(losses) of $1,796 and $(3,813) respectively. Theses losses were primarily the result of expenses associated with the operations of the Company and the lack of revenues of the Company.

Pursuant to a stock acquisition on March 05, 2003 Advanced Oxygen Technologies, Inc. (AOXY or the Buyer) purchased 100% of the issued and outstanding stock of IP Services, ApS (IP or the Company) from all of its owners (the Shareholders) for value of five hundred thousand dollars (Purchase Price). AOXY issued fourteen million shares of common stock and one share of preferred convertible stock to the Shareholders for payment and consideration of the Purchase Price. Concurrently, pursuant to an Employment Agreement on March 05, 2003 AOXY entered into an agreement with Kurd Søndergaard (Employee). The Employee will be employed by AOXY for four years and will perform duties of president of IP, and AOXY and the Shareholders entered into a covenant of non competition agreement whereby the Shareholders agreed not to compete with IP for a period of five years.

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

Acquisition Efforts:

The Company continues it efforts to raise capital to support operations and growth, and is actively searching acquisition or merger with another company that would compliment AOXY or increase its earnings potential. During this period, the Company has been in discussion with five Companies looking to be acquired. AOXY has not negotiated any terms nor proposed any acquisitions of any of these companies that have been accepted. In addition, the Company is in discussion with potential lending institutions to assist in financing any proposed acquisition. The Company expects difficulty in financing the growth of the increased business or acquisition and has been concentrating on raising capital and/or obtaining a line of credit.

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

Date: February 6, 2004

/s/ Robert E. Wolfe /s/
------------------------------------------
Robert E. Wolfe, Chairman of the Board and
Chief Executive Officer and Principal
Financial Officer