Form 10QSB
period 2004-03-31
ADVANCED OXYGEN TECHNOLOGIES INC
filed 2004-05-17
CIK 352991

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-QSB

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT COMMISSION OF 1934

for the Transition period March 31, 2004

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

The number of shares of common stock outstanding as of March 31, 2004 was 46,973,585.

Transitional Small Business Disclosure Format (check one): Yes( ) No( X )

ADVANCED OXYGEN TECHNOLOGIES, INC.

INDEX
PART I: Financial Information	2
Item I: Financial Statements	2
Balance Sheet	2
Income Statement	3
Statement of Cash Flow	4
Statement of Changes	5
Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations	6
PART II	8
Item 1: Legal Proceedings	8
Item 6. Exhibits and Reports on Form 8-K	8
Signature	8
EXHIBIT 99.1 (A), 99.1(B) Certifications of Officers	8
EXHIBIT 99.1 (C), 99.1(D) Certifications of Officers	9

PART 1: FINANCIAL INFORMATION

Item I: Consolidated Financial Statements for the three months ending March 31, 2004. (unaudited)

Consolidated Balance Sheet for March 31, 2004 and June 30, 2003	March 31, 2004	June 30, 2003
	Unaudited	Audited
Cash Subsidiary IP Service	6,397	128
Accounts Receivable IP Service (Net of Doubtful A-R)	11,892	3,329
Prepaid Leasing Fee	762	762
Value Added Tax Receivable	3,919	3,919
Total Current Assets	22,969	8,138

PROPERTY AND EQUIPMENT-AT COST,
net of accumulated depreciation and amortization	14,206	14,206

OTHER ASSETS	0
Nonamortizable software	280,000	280,000
Total Assets	317,175	302,344

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Accounts Payable	248,282	247,344
Bank loan -due within on year	544	544
Payroll and sales tax payable	42,599	59,504
Due to officer of subsidiary company	14,044	14,044
Corporation taxes payable	3,960	7,536
Accrued salaries and expenses	44,000	6,375
Total Current Liabilities	353,429	335,347

Total Liabilities	353,429	335,347

Capital
Convertible Preferred Stock Series 3	16,700	16,700
Convertible Preferred Stock Series 2	50	50
Common Stock	469,736	469,736
Paid in Capital	20,628,396	20,628,396
Accumulated Deficit	(21,143,852)	(21,140,601)
Treasury Stock	(7,284)	(7,284)

Total Capital	(36,254)	(33,003)
Total Liabilities and Capital	317,175	302,344

Consolidated Statement of Operations and Changes in Accumulated Deficit	3 Month Period Unaudited	9 Month Period Unaudited	3 Month Period Unaudited	9 Month Period Unaudited
	Ending	Ending	Ending	Ending
	Mar. 31, 2004	Mar. 31, 2004	Mar. 31, 2003	Mar. 31, 2003
Revenues
Software Sales IP Service	22,160	56,514	8,614	8,614
Total Revenues	22,160	56,514	8,614	8,614

Cost of Sales
Cost of Sales IP Service	2,560	9,565	1,429	1,429
Selling Expenses IP Service	480	1,185	107	107
Total Cost of Sales	3,040	10,751	1,536	1,536

Gross Profit	19,120	45,763	7,078	7,078

Expenses
Accounting Expense	625	625
Airline Expense	-	-	1,036	2,061
Auto Expenses	-	-	-	923
Car Rental	-	-	218	373
Depreciation Expense, IP Service	-	-	659	659-
Employee Benefits	-	-	-	64
Hotels	-	-	80	264
Interest Expense IP Service	152	399	93	93
General & Administrative Expenses for IP Service	15,680	45,890	951	951
Laundry & Cleaning expense			32	66
Meals and entertainment	-	-	811	1,970
Postage	-	-	191	1,081
Printing/reproduction			475	475
Share/Transfer Agent Expense	2,100	2,100	2,120	2,150
Supplies Expense	-	-	1,378	4,647
Telephone	-	-	995	3,304
Travel	-	-	2,014	5,360
Other Expenses	-	-	216	350
Total Expenses	18,557	49,014	11,268	24,791
Net Income (Loss)	563	(3,251)	(4,190)	(17,713)

Accumulated Deficit
Beginning of Period	(21,146,289)	(21,140,601)	(21,231,237)	(21,217,715)
End of Period	(21,143,852)	(21,143,852)	(21,227,884)	(21,227,884)

Consolidated Statement of Cash Flow	3 Month Period Unaudited	9 Month Period Unaudited	3 Month Period Unaudited	9 Month Period Unaudited
	Ending	Ending	Ending	Ending
	Mar. 31, 2004	Mar. 31, 2004	Mar. 31, 2003	Mar. 31, 2003
Cash flow from operating activities
Net Income (Loss)	563	(3,251)	(4,190)	(20,713)

Adjustments to reconcile net loss to cash provided by operations
Accum Depreciation IP Service			659	659
Database Management Receivable				6,529
Accounts Receivable	(1,680)	(8,563)	2,652	2,652
Accounts Payable and Accrued Expenses	2,725	18,082	39	4,486
Total Adjustments	1,045	9,519	3,350	(1,175)
Net Cash provided (used) by operations	1,608	6,269	840	(21,888)

Cash Flows from financing activities:
Used for:
Note Payable, Crossfield		-	6,529	6,529
Proceeds From:
Note Payable, Crossfield			7,445	28,493
Net Cash Flows used in Financing Activities:		-	916	21,964

Net Increase (decrease) in Cash	1,608	6,269	76	76

Supplemental Cash Flow Information: Non Monetary Transactions		-		-
Used for:
Furniture & Fixtures			(13,177)	(13,177)
Non-amortizable software			(280,000)	(280,000)
Deferred tax Assetss			(8,201)	(8,201)
Proceeds from:
Decrease in Accts Receivable			1,056	1,056
Increase in Accounts Payable			22,224	22,224
Common Stock			140,000	140,000
Paid in Capital			138,098	138,098

Summary
Cash Balance at beginning of Period	4,789	128	0	0
Cash Balance at End of Period	6,397	6,397	76	76

Net Increase (Decrease) in Cash	1,608	6,269	76	76

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

For the three month and nine month period ending March 31, 2004, the Company had profits/(losses) of $563 and $(3,251) respectively. Theses losses were primarily the result of expenses associated with the operations of the Company and the lack of revenues of the Company.

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

Date: May 10, 2004

/s/ Robert E. Wolfe /s/
------------------------------------------
Robert E. Wolfe, Chairman of the Board and
Chief Executive Officer and Principal
Financial Officer