Form 10KSB
period 2004-06-30
ADVANCED OXYGEN TECHNOLOGIES INC
filed 2004-10-13
CIK 352991

==============================================================================================
U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-KSB
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR
15 (d)OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2004
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
Common Stock, par value $.01 per share

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ X ]

For the year ended June 30, 2004, Issuer's revenues were $41,421

The aggregate market value of Common Stock at June 30, 2004 held by non-affiliates approximated $300,434 based upon the average bid and asked prices for a share of Common Stock on that date. For purposes of this calculation, persons owning 10% or more of the shares of Common Stock are assumed to be affiliates, although such persons are not necessarily affiliates for any other purpose. As of June 30, 2004, there were 46,973,585 issued and outstanding shares of the registrant's Common Stock, $.01 par value.

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

EMPLOYEES

As of June 30, 2004 the Company had a total of 1 employees. IP Service, Aps had 4 full time employees.

ITEM 2. DESCRIPTION OF PROPERTY

The assets of the Company consist solely IP Services ApS.

ITEM 3. LEGAL PROCEEDINGS

During the period ending June 30, 2004, there were no new issued, pending or threatened legal actions.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the period ending June 30, 2004, there were no matters submitted to security holders for a vote.

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

Fiscal Year Ended June 30, 2003	High	Low
First Quarter	0.025	0.007
Second Quarter	0.02	0.002
Third Quarter	0.045	0.005
Fourth Quarter	0.03	0.007
Fiscal Year Ended June 30, 2004	High	Low
First Quarter	0.015	0.007
Second Quarter	0.028	0.006
Third Quarter	0.05	0.013
Fourth Quarter	0.025	0.016

At October 8, 2004, the closing bid price of the Company's Common Stock as reported by the National Quotation Bureau, Inc., was $0.011

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

During the fiscal year ending June 30, 2004, the Company significantly reduced its expenses, reduced or discontinued unprofitable operations, and concentrated on IP Service and acquisitions. The Company has entered into discussions with the former owners of IP Service to amend the "Compensation" (defined in the Stock Acquisition Agreement of March 6, 2003).

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

June 30, 2004 and 2003

Page

Report of Independent Certified Public Accountants	1

Consolidated Financial Statements

Balance Sheets	2

Statements of Operations and Accumulated Deficit	3

Statements of Cash Flows	4

Statements of Stockholders' Deficiency	5

Notes to Consolidated Financial Statements	6-15

REPORT OF INDEPENDENT CERTIFIED

PUBLIC ACCOUNTANTS

Board of Directors and Stockholders

Advanced Oxygen Technologies, Inc.

We have audited the accompanying balance sheet of Advanced Oxygen Technologies, Inc. (the "Company") and subsidiary ("IPS") as of June 30, 2004 and 2003 and the related statements of operations and accumulated deficit, cash flows and stockholders' deficiency for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Oxygen Technologies, Inc. and subsidiary as of June 30, 2004 and 2003 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company and IPS will continue as a going concern. As shown in the financial statements, the Company and IPS incurred operating losses of $37,201 and $70,885 respectively during the fiscal years ended June 30, 2004 and 2003 and as of those dates, current liabilities exceeded current assets by $357,153 and $327,209, respectively. The foregoing raise substantial doubt about the Company's and IPS's ability to continue as going concerns. The management of IPS has carried out negotiations with various lenders and investors to increase stockholders' equity. So far these negotiations have ended with no result. If the plan is not carried out it is expected that the Danish Commerce Agency (Erhvervs- & Selskabsstyrelsen) will order IPS into forced liquidation in accordance with paragraph 52,3 in the Private Companies Act. The Company's and IPS's continuation as going concerns are dependent on the attainment of profitable operations and meeting its obligations on a timely basis. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Bernstein & Pinchuk LLP

New York, New York

October 12, 2004

Advanced Oxygen Technologies, Inc.
and Subsidiary
CONSOLIDATED BALANCE SHEETS

June 30,

ASSETS	2004	2003
	------------	------------

CURRENT ASSETS
Cash	$ 3,458	$ 128
Accounts receivable, net of allowance of$10,503 (note 3)	-	3,329
Prepaid leasing fee	762	762
Value added tax receivable	8,735	3,919
	------------	------------
Total current assets	12,955	8,138
	------------	------------
PROPERTY AND EQUIPMENT - AT COST, net of accumulated depreciation and amortization (Notes 3 and 4)	14,869	14,206
	------------	------------
OTHER ASSETS
Intangible software costs (Note 1)	280,000	280,000
	------------	------------
	$ 307,824	$ 302,344
	============	============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$ 291,150	$ 247,344
Bank loan-due within one year	544	544
Payroll and sales taxes payable	56,834	59,504
Due to officer of subsidiary company	14,044	14,044
Corporation taxes payable	7,536	7,536
Accrued salaries and expenses	-	6,375
	------------	------------
& Total current liabilities	370,108	335,347
		------------
LONG-TERM LIABILITIES
Due to affiliate (Note 7)		-
Other long term liabilities-due to officer (Note 7)	7,920	-
	------------	------------
	7,920	-
	------------	------------
COMMITMENTS AND CONTINGENCIES (Notes 5 and 6)

STOCKHOLDERS' DEFICIENCY - (Notes 1, 2, and 10)
Convertible preferred stock, Series 2, par value $0.01; authorized 10,000,000 shares; issued and outstanding 5,000 shares liquidating preference $25,000	50	50

Convertible preferred stock, Series 3, par value $0.01; authorized and issued, 1,670,000 shares	16,700	16,700

Convertible preferred stock, Series 4; issued and outstanding,	-	-
Convertible preferred stock, Series 5; issued, 1 share	-	-
Common stock, par value $0.01; authorized, 90,000,000 shares; issued and outstanding, 46,973,585 and 32,973,585 shares	469,736	469,736

Additional paid-in capital	20,628,396	20,628,396
Accumulated deficit	(21,177,802)	(21,140,601)
Less treasury stock, at cost - 1,670,000 shares of convertible preferred stock, Series 3	(7,284)	(7,284)

	------------	------------
	(70,204)	(33,003)
	------------	------------
	$ 307,824	$ 302,344
	============	============

ADVANCED OXYGEN TECHNOLOGIES, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

Years ended June 30,
	2004	2003
	-------------	-------------

Revenues (Notes 1 and 3)
Sales of software package	$ 41,421	$ 12,263
	-------------	-------------
	41,421	12,263
	-------------	-------------
Costs and expenses
Cost of products	1,906	134
Selling and administrative expense-software	58,388	16,627
Professional fees- corporate	5,882	5,800
Telephone- corporate	-	3,304
Research and development expense-software (Note 3 )	-	7,190
Office supplies-corporate	-	4,647
Travel-corporate	-	8,058
Transfer agent expense	2,100	2,150
Depreciation and amortization-software (Notes 3 a nd 4)	4,343	2,029
Other costs and expenses-corporate	1,811	9,929
Interest expense	457	155
Foreign exchange	3,735	23,125
	-------------	-------------
	78,622	83,148
	-------------	-------------
Loss from operations before other income (expenses), and income tax expense	(37,201)	(70,885)

	-------------	-------------
Other income (expenses)
Forgiveness of indebtedness (Note 7)	-	147,999
	-------------	-------------
	-	147,999
		-------------
NET INCOME (LOSS)	(37,201)	77,114
Accumulated deficit at beginning of year	(21,140,601)	(21,217,715)
	-------------	-------------
Accumulated deficit at end of year	(21,177,802)	$(21,140,601)
	=============	=============
Average number of shares outstanding	46,973,585	37,461,256
Net income (loss) per share	$ 0.00	$ 0.00

Advanced Oxygen Technologies, Inc.
and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended June 30,

	2004	2003
	-------------	-------------
Cash flows from operating activities
Net income (loss)	$ (37,201)	$ 77,114
Adjustments to reconcile net income to net cash

Depreciation and amortization	4,343	-
Forgiveness of indebtedness	-	(147,999)
Changes in operating assets and liabilities
Decrease in accounts receivable	3,329	3,200
Increase in value added tax receivable	(4,816)	(3,919)
Increase in accounts payable	43,806	23,195
(Decrease) Increase in payroll and sales taxes payable	(2,670)	23,279
Decrease in accrued liabilities	(6,375)	-
Increase in corporate taxes payable	-	3,576
	-------------	-------------
Net cash proviced by (used in) operating activities	416	(21,554)
	-------------	-------------

Cash flow from financing activities:
Borrowings from affiliated entities	7,920	23,329
Borrowing from officer-directors	-	14,044
Issuance of bank debt	-	544
	-------------	-------------
Net cash provided by financing activities	7,920	37,917

Cash flow from investing activities:
Cash payments for the purchase of property	(5,006)	(16,235)
	-------------	-------------
Net cash provided (used) by investing activities	(5,006)	(16,235)
		-------------

NET INCREASE IN CASH	3,330	128
Cash and equivalents, beginning of year	128	-
	-------------	-------------
Cash and equivalents, end of year	$ 3,458	$ 128
	=============	=============

Supplemental Disclosures:

Interest expense paid	$ 457	$ 155
	=============	=============
Other significant transactions -Acquisition of IP Services APS (Note 1) and Forgiveness of debt by affiliates (Note 7)

Advanced Oxygen Technologies, Inc.
and Subsidiary
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

Years ended June 30,

	2004	2003
Common stock, par value $0.01, authorized, 90,000,000 shares;	-------------	-------------
issued and outstanding, as follows:
Balance at beginning of year 46,973,585 and 32,973,585 shares	$ 469,736	$ 329,736
Issued during year to IP Service ApS shareholders for acquisition of IP Service Aps stock on March 5, 2003	-	140,000

	-------------	-------------
Balance at end of year- 46,973,585 and 32,973,585 shares	$ 469,736	$ 469,736
	=============	=============
Additional paid in capital:
Balance at beginning of year	$ 20,628,396	$ 20,490,298
Increase due to excess of value of assets acquired over par value of shares issued	-	138,098
	-------------	-------------
Balance at end of year	$ 20,628,396	$ 20,628,396
	=============	=============
Accumulated deficit:
Balance at beginning of year	$ (21,140,601)	$(21,217,715)
Net income ( loss) for the year	(37,201)	77,114
	-------------	-------------
Balance at end of year	$ (21,177,802)	$(21,140,601)
	=============	=============
Other stockholders' deficiency accounts (no change during year)
Convertible preferred stock, net of treasury stock(see balance sheet )	$ 9,466	$ 9,466
	=============	=============
Stockholders' deficiency at end of year	$ (70,204)	$ (33,003)
	=============	=============

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

Three of the Company's shareholders paid $60,000 in cash to former directors in a prior year for the Company's release from liability for repayment of an aggregate of $275,000, plus any interest accrued thereon. In addition, the Company entered into a Trust Agreement (described below) as additional consideration to the former directors.

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

Lines of Business:

Software Development:

Effective, March 5, 2003, with the acquisition of IP Service APS described above, the Company develops and sells the software package, Analizt. IP has finished the first customer release of the product and has been proven satisfactory in the tests that have been performed. IP also works as security consultants and also sells other security software, and has entered into a sales representation agreement with the organization Element5, which will sell Analizt worldwide. IP is involved in educating programmers as well as network security personnel. During the period from March 5, 2003 to June 30, 2003 approximately $9,000 of its revenues were derived from a single customer and all revenues were derived from operations in Denmark.

Consolidation:

These financial statements include the Company and IP. Intercompany transactions and balances, if any, are eliminated in consolidation. The financial statements include the accounts of IP commencing March 5, 2003, the date of acquisition.

NOTE 2 - GOING CONCERN AND BASIS OF PRESENTATION:

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles, which contemplate continuation of the Company and IP as going concerns. As shown in the financial statements, the Company and IP incurred operating losses and had negative working capital at June 30, 2004 and 2003. These factors raise substantial doubt about the Company's and IP's ability to continue as going concerns.

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

NOTE 4 - PROPERTY AND EQUIPMENT:

Property and equipment at June 30, 2004 and 2003 consisted of the following:

Value at acquisition March 5, 2003 $ 21,241 $ 16,235

Less accumulated depreciation and

amortization 6,372 2,029

$ 14,869 $ 14,206

Depreciation and amortization expense for the periods ended June 30, 2004 and 2003 were $4,343 and $2,029 respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS AND COMMITMENTS-IP SERVICE APS

Kurt Soendergaard, an officer of IP, and a shareholder prior to its acquisition by the Company was authorized to receive a salary of approximately $14,000 during the period March 5, 2003 to June 30, 2003, but has not received the salary and has agreed to postpone the payment of the salary indefinitely. The amount of the salary due to the officer has been recorded as a current liability.

IP leases office space from Mr. Soendergaard under an operating lease expiring in 2005 providing for an annual rent of approximately $4,000 or a total commitment of approximately $8,700.

NOTE 6 - COMMITMENTS AND CONTINGENCIES:

Lease Commitment:

On October 1, 1998, the Company entered into a non-cancelable lease agreement expiring in 2003 for its operating facilities in Santa Clarita, California. At June 30, 2004 the accumulated unpaid rent aggregated approximately $135,000.

See also Note 5 for discussion of other current rent and other commitments.

Contingency:

Since July 2002 IP has been developing the internet security software, Analizt. Prior to July 2002 research was carried out by a related party to IP (IP Solutions A/S) pertaining to a product (MYTH-Software) with some of the same characteristics as Analizt. IP Solutions A/S filed for bankruptcy in April 2002. Soon after a Danish public funding organization (Vaekstfonden) continued the research which had been carried out prior to bankruptcy. In August 2002 IP purchased the project from Vaekstfonden. However, since Vaekstfonden did not deliver the research, IP never paid the contract price of approximately $3,750 in cash plus a loan of approximately $45,000 on special terms and Vaekstfonden finally revoked the sale on October 2, 2002. It is uncertain whether Vaekstfonden will file a lawsuit against IP for violation of the sales contract. It is also possible that Vaekstfonden will seek compensation due to the similarity of the product functionality of MYTH-Software and the new developed product ANALIZT. According to management, IP has not infringed on Vaekstfonden's rights to the MYTH-Software, as ANALIZT is developed in a different platform environment.

NOTE 7 - DUE TO AFFILIATE

Due to affiliate at June 30, 2004 consisted of advances payable to Crossfields, Inc., a related party, which are not collateralized, non-interest bearing, and payable upon demand, however, the Company did not expect to make payment within one year. During the year ended June 30, 2004 and 2003 the Company borrowed $8,010 and $16,277, respectively, from affiliates and officers to meet expenses. The balances were not collateralized,were non-interest bearing and were payable on demand. On June 26, 2003, the affiliate and an officer forgave obligations totalling $147,999 and received no consideration from the company for so doing.

NOTE 8 - SUBSEQUENT EVENTS

Subsequent to June 30, 2004, the management and owners of IP have been negotiating with prospective investors about injecting additional capital to carry on IP Service ApS' operations, including continuing the development and marketing of Analizt. Negotiations have not shown any result yet, and therefore it is uncertain whether the Company can carry on its operations in the coming financial year. The Company does not have the necessary capital to pay its debts and in case the continuing negotiations will not be successful it must be expected that the Company will go into liquidation proceedings.

NOTE 9 - INCOME TAXES

As of June 30, 2004, the Company had federal and state net operating loss carryforwards of approximately $12,400,000 of which approximately $1,600,000 may be utilized to offset future taxable income. Section 382 of the Internal Revenue Code imposes substantial restrictions on the utilization of net operating loss and tax credit carryforwards when a change in ownership occurs. No deferred tax debits have been recorded because it is considered unlikely that they will be realized. The loss carryforwards will expire during the fiscal years ended June 30 as follows:

2012 $464,000

2018 236,000

2019 548,000

2020 351,000

2021 29,000

Total $1,628,000

The overall effective tax rate differs from the federal statutory tax rate of 34% due to operating losses and other deferred assets not providing benefit for income tax purposes.

NOTE 10 - SHAREHOLDERS' EQUITY:

Preferred Stock:

The Company is authorized to issue 10,000,000 shares of $0.01 par value preferred stock. The Company may issue any class of preferred shares in series. The board of directors has the authority to establish and designate series and to fix the number of shares included in each such series.

Series 2 Convertible Preferred Stock:

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

ITEM 9. Directors and Officers of the Registrant

Set forth below is information regarding the Company's directors and executive officers, including information furnished by them as to their principal occupations for the last five years, other directorships held by them and their ages as of June 30, 2004. All directors are elected for one-year terms, which expire as of the date of the Company's annual meeting.

Name	Age	Position	Director Since:
Robert E. Wolfe	41	Chairman of the Board and CEO	1997
Lawrence Donofrio	53	Director	2003
Kurt Søndergaard	54	Director	2003

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

ITEM 10. Executive Compensation

Robert Wolfe, Chairman and CEO has waived his $350,000 annual for the year ending June 30, 2004. No officer or director received any compensation from the Company during the last fiscal year. The Company paid no bonuses in the last three fiscal years ended June 30, 2004 to officers or other employees. Prior to the Stock Acquisition of December 12, 1997, the Company's Chief executive officer and Chairman of the Board was Harry Edelson. Mr. Edelson received no compensation during the fiscal year ending June 30, 2004.

The following table sets forth the total compensation paid or accrued to its Chief Executive Officer, Robert E. during the fiscal year ending June 30, 2004. There were no other corporate officers in any of the last three fiscal years.

Executive Compensation

Name	Yr.	Salary	Bonus	Other Compensation	Restricted Awards	LTIP Awards	Other
Robert E. Wolfe	2004	0	0	0	0	0	0

OPTION GRANTS DURING 1999; VALUE OF OPTIONS AT YEAR-END

The following tables set forth certain information covering the grant of options to the Company's Chief Executive Officer, Mr. Robert E. during the fiscal year ended June 30, 2004 and unexercised options held as of that date. Mr. Wolfe did not exercise any options during fiscal 2004.

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

Board of Directors Compensation

As of June 30, 2004 the directors did not receive any compensation for serving as members of the Board.

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

During the fiscal year ended June 30, 2004, no options were granted to non-employee Board members.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of June 30, 2004, by (i) all those known by the Company to be beneficial owners of more than 5% of its Common Stock; (ii) all directors; and (iii) all officers and directors of the Company as a group.

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

Date: October 12, 2004 By (Signature and Title):

/s/ Robert E. Wolfe /s/

-----------------

Robert E. Wolfe

President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 12, 2004 By (Signature and title):

/s/Lawrence Donofrio /s/

-------------------------

Lawrence Donofrio

Director

Date: October 12, 2004 By (Signature and title):

/s/Kurt Søndergaard /s/

-------------------------

Kurt Søndergaard

Director14. Miscellaneous Provisions

(Exact Name of Registrant as Specified in its Charter)

2. Construction  and  Interpretation.
2.1. All documents referred to in this Agreement as Schedules and Exhibits are hereby incorporated by such reference as a part of this Agreement as though set forth in full at the point of such reference.