Form 10QSB
period 2004-09-30
ADVANCED OXYGEN TECHNOLOGIES INC
filed 2004-11-10
CIK 352991

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-QSB

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT COMMISSION OF 1934

for the Transition period September 30, 2004

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

The number of shares of common stock outstanding as of September 30, 2004 was 46,973,585.

Transitional Small Business Disclosure Format (check one): Yes( ) No( X )

ADVANCED OXYGEN TECHNOLOGIES, INC.

INDEX
PART I: Financial Information	2
Item I: Financial Statements	2
Balance Sheet	2
Income Statement	3
Statement of Cash Flow	4
Statement of Changes	5
Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations	6
PART II	8
Item 1: Legal Proceedings	8
Item 6. Exhibits and Reports on Form 8-K	8
Signature	8
EXHIBIT 99.1 (A), 99.1(B) Certifications of Officers	8
EXHIBIT 99.1 (C), 99.1(D) Certifications of Officers	9

PART 1: FINANCIAL INFORMATION

Item I: Financial Statements for September 30, 2004 (Unaudited) and June 30, 2004 (Audited)

Balance Sheet for September 30, 2004 and June 30, 2003	September 30, 2004	June 30, 2004
	Unaudited	Audited
Cash	2,780	3,458
Accounts Receivable IP Service (Net of Doubtful A-R)	1,116	-
Prepaid Leasing Fee	762	762
Value Added Tax Receivable	9,453	8,735
Total Current Assets	14,111	12,955

PROPERTY AND EQUIPMENT-AT COST,
net of accumulated depreciation and amortization	12,984	14,869

OTHER ASSETS	0
Nonamortizable software	280,000	280,000
Total Assets	307,095	307,824

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Accounts Payable	114,461	291,150
Bank loan -due within on year	544	544
Payroll and sales tax payable	56,834	56,834
Due to officer of subsidiary company	14,044	14,044
Corporation taxes payable	7,536	7,536
Accrued salaries and expenses	5,806	-
Total Current Liabilities	199,225	370,108

Long Term Liabilities:	-	-
Due to affiliate	15,420	7,920
Total Liabilities	214,645	380,028

Capital
Convertible Preferred Stock Series 2, par value $0.01; authorized 10,000,000 shares; issues and outstanding 5,000 shares liquidating preference $25,000	50	50
Convertible Preferred Stock Series 3, par value $0.01; authorized and issued, 1,670,000 shares	16,700	16,700
Convertible Preferred Stock Series 4, issued and outstanding, 2 shares	-	-
Convertible Preferred Stock Series 5, issued 1 share	-	-
Common Stock, par value $0.01; authorized, 90,000,000 shares; issued and outstanding, 46,973,585	469,736	469,736
Paid in Capital	20,628,396	20,628,396
Accumulated Deficit	(21,015,148)	(21,177,802)
Treasury Stock	(7,284)	(7,284)

Total Capital	92,450	(70,204)
Total Liabilities and Capital	307,095	307,824

Statement of Operations and Changes in Accumulated Deficit	3 Month Period Unaudited	3 Month Period Unaudited
	Ending	Ending
	Sep 30, 2004	Sep 30, 2003
Revenues
Software Sales IP Service	17,262	16,074
Total Revenues	17,262	8,614

Cost of Sales
Cost of Sales IP Service	4,426	571
Selling ExpensesIP Service	2,295	125
Total Cost of Sales	6,721	696

Gross Profit	10,541	15,378

Expenses
Accounting Fees	2,313	-
Depreciation Expense	1,885	-
Interest ExpenseIP Service		85
General & Administrative Expenses for IP Service	6,721	20,903
Total Expenses	10,919	20,988
Net Operational Income (Loss)	(378)	(5,610)

Extraordinary Income
Vendor Forgiveness of Debt	163,032
Total Extraordinary Income	163,032

Net Income (Loss)	162,654	(5,610)

Accumulated Deficit
Beginning of Period	(21,177,802)	(21,140,601)
End of Period	(21,015,148)	(21,146,211)

Statement of Cash Flow	3 Month Period Unaudited	3 Month Period Unaudited
	Ending	Ending
	Sep 30, 2004	Sep 30, 2003
Cash flow from operating activities
Net Income (Loss)	162,654	(5,610)

Adjustments to reconcile net loss to cash provided by operations
Depreciation IP Service	1,885
Accounts Receivable	(1,113)	(7,204)
Deferred Tax Assets- IP Service	(721)
Accounts Payable and Accrued Expenses- IP Service	(2,663)	12,814
Accounts Payable	(5,188)
Accounts Payable, Extraordinary Income	(163,032)
Total Adjustments	(170,832)	5,610
Net Cash provided (used) by operations	(8,178)	-

Cash Flows from financing:
Proceeds from:
Note Payable, Crossfield, Inc. & Directors	7,500	-
Net Cash Flows from Financing:	7,500	-

Cash Flows from Investing Activities:		-
Net cash used in investing		0

Net Increase (decrease) in Cash	(678)	0

Summary
Cash Balance at End of Period	2,780	128
Cash Balance at Beginning of Period	3,458	128

Net Increase (Decrease) in Cash	(678)	0

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

For the three month period ending September 30, 2004 and September 30, 2003, the Company had gains and losses of $57,975 and ($5,160) respectively. The gains in the period 2004 were comprised of operational gains and extraordinary gains of $1,934 and $56,041 and the losses for the period in 2003 were primarily the result of expenses associated with the operations of the Company and the lack of revenues of the Company.

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

On February 14, 2002 the Company gave notice of the change of the Company's location, and location of books and records from Advanced Oxygen Technologies, Inc. 26883 Ruether Avenue, Santa Clarita, CA, 91351 ("CA Location") to Advanced Oxygen Technologies, Inc. c/o Crossfield, Inc. 133 W 13th Street, Suite #5, New York, NY 10011, Telephone (212)-727-7085, Fax (208)-439-5488. This location is collocated with a related business of the president, Robert E. Wolfe.

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

Date: November 5, 2004

/s/ Robert E. Wolfe /s/
------------------------------------------
Robert E. Wolfe, Chairman of the Board and
Chief Executive Officer and Principal
Financial Officer

EXHIBIT 99.1 (A)
CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Robert E. Wolfe, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly
Report of Advanced Oxygen Technologies, Inc. (the "Company") on Form 10-QSB for the
quarter ended September 30, 2004, as filled with the Securities and Exchange
Commission on the date hereof, fully complies with the requirements of Section
13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-QSBfairly presents in all material respects the financial condition and results of operations of the Company.

Date: , November 5, 2004

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
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Robert E. Wolfe, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly
Report of Advanced Oxygen Technologies, Inc. (the "Company") on Form 10-QSB for the
quarter ended September 30, 2004, as filled with the Securities and Exchange
Commission on the date hereof, fully complies with the requirements of Section
13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-QSBfairly presents in all material respects the financial condition and results of operations of the Company.

Date: November 5, 2004

/s/ Robert E. Wolfe
--------------
Robert E. Wolfe
Treasurer

A signed original of this written statement required by Section 906 is retained by Advanced Oxygen Technologies, Inc. and will be furnished to the Securities and
Exchange Commission upon request.

EXHIBIT 99.1 (C)
CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Advanced Oxygen Technologies, Inc., a Delaware corporation (the "Company"), on Form 10-Q for the quarter ending September 30, 2004 as filed with the Securities and Exchange Commission (the "Report"), I, Robert E. Wolfe, Chief Executive Officer of the Company, certify, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

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
November 5, 2004

[A signed original of this written statement required by Section 302 has been provided to Advanced Oxygen Technologies, Inc. and will be retained by Advanced Oxygen Technologies, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]

EXHIBIT 99.1 (D)
CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Advanced Oxygen Technologies, Inc., a Delaware corporation (the "Company"), on Form 10-Q for the quarter ending September 30, 2004 as filed with the Securities and Exchange Commission (the "Report"), I, Robert E. Wolfe, Treasurer of the Company, certify, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

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
November 5, 2004

[A signed original of this written statement required by Section 302 has been provided to Advanced Oxygen Technologies, Inc. and will be retained by Advanced Oxygen Technologies, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]