Form 10QSB
period 2004-12-31
ADVANCED OXYGEN TECHNOLOGIES INC
filed 2005-02-16
CIK 352991

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-QSB

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT COMMISSION OF 1934

for the Transition period December 31, 2004

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

The number of shares of common stock outstanding as of December 31, 2004 was 46,973,585.

Transitional Small Business Disclosure Format (check one): Yes( ) No( X )

ADVANCED OXYGEN TECHNOLOGIES, INC.

INDEX
PART I: Financial Information	2
Item I: Financial Statements	2
Balance Sheet	2
Income Statement	3
Statement of Cash Flow	4
Statement of Changes	5
Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations	6
PART II	8
Item 1: Legal Proceedings	8
Item 6. Exhibits and Reports on Form 8-K	8
Signature	8
EXHIBIT 99.1 (A), 99.1(B) Certifications of Officers	8
EXHIBIT 99.1 (C), 99.1(D) Certifications of Officers	9

PART 1: FINANCIAL INFORMATION

Item I: Consolidated Financial Statements for the three months ending December 31, 2004. (Unaudited)

Balance Sheet for December 31, 2004 and June 30, 2003	December 31, 2004	June 30, 2004
	Unaudited	Audited
Cash	2,786	3,458
Accounts Receivable IP Service (Net of Doubtful A-R)	1,838	-
Inventory	762	762
Value Added Tax Receivable	9,456	8,735
Total Current Assets	14,842	12,955

PROPERTY AND EQUIPMENT-AT COST,
net of accumulated depreciation and amortization	7,283	14,869

OTHER ASSETS	0
Nonamortizable software	280,000	280,000
Total Assets	302,125	307,824

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Accounts Payable	101,451	291,150
Bank loan -due within on year	544	544
Payroll and sales tax payable	56,834	56,834
Due to officer of subsidiary company	14,044	14,044
Corporation taxes payable	7,536	7,536
Accrued salaries and expenses	5,806	-
Total Current Liabilities	186,215	370,108

Long Term Liabilities:	-	-
Due to affiliate	17,545	7,920
Total Liabilities	203,760	380,028

Capital
Convertible Preferred Stock Series 2, par value $0.01; authorized 10,000,000 shares; issues and outstanding 5,000 shares liquidating preference $25,000	50	50
Convertible Preferred Stock Series 3, par value $0.01; authorized and issued, 1,670,000 shares	16,700	16,700
Convertible Preferred Stock Series 4, issued and outstanding, 2 shares	-	-
Convertible Preferred Stock Series 5, issued 1 share	-	-
Common Stock, par value $0.01; authorized, 90,000,000 shares; issued and outstanding, 46,973,585	469,736	469,736
Paid in Capital	20,628,396	20,628,396
Accumulated Deficit	(21,009,233)	(21,177,802)
Treasury Stock	(7,284)	(7,284)

Total Capital	98,365	(70,204)
Total Liabilities and Capital	302,125	307,824

Consolidated Statement of Operations and Changes in Accumulated Deficit	3 Month Period Unaudited	6 Month Period Unaudited	3 Month Period Unaudited	6 Month Period Unaudited
	Ending	Ending	Ending	Ending
	Dec. 31, 2004	Dec. 31, 2004	Dec. 31, 2003	Dec. 31, 2003
Revenues
Software Sales IP Service	16,177	33,439	18,280	34,354
Total Revenues	16,177	33,439	18,280	34,354

Cost of Sales
Cost of Sales IP Service	2,682	7,108	6,434	7,005
Selling Expenses IP Service	9,961	12,256	580	705
Total Cost of Sales	12,643	19,364	7,015	7,711

Gross Profit	3,534	14,075	11,265	26,643

Expenses
Accounting Fees	7,125	9,438	-	-
Depreciation Expense IP Service	5,701	7,586	-	-
Interest Expense IP Service	5	5	162	247
General & Administrative Expenses for IP Service	3,724	10,445	9,307	30,210
Share/Transfer Agent Expense	2,125	2,125	-	-
Total Expenses	18,680	29,599	9,468	30,456
Net Income Operational (Loss)	(15,146)	(15,524)	1,768	(3,813)

Extraordinary Income (loss)
Vendor Forgiveness of Debt	21,059	184,093	-	-
Total Extraordinary Income (loss)	21,059	184,093	-	-

Net Income (Loss)	5,915	168,569	1,768	(3,813)
Accumulated Deficit
Beginning of Period	(21,015,148)	(21,177,802)	(21,146,182)	(21,140,601)
End of Period	(21,009,233)	(21,009,233)	(21,144,414)	(21,144,414)

Consolidated Statement of Cash Flow	6 Month Period Unaudited	6 Month Period Unaudited
	Ending	Ending
	Dec. 31, 2004	Dec. 31, 2003
Cash flow from operating activities
Net Income (Loss)	3,600	(3,813)

Adjustments to reconcile net loss to cash provided by operations
Accum Depreciation IP Furniture	5,701
Accounts Receivable	(722)	(6,883)
Accounts Payable and Accrued Expenses	(10,698)	15,357
Total Adjustments	(5,719)	8,474
Net Cash provided (used) by operations	(2,119)	4,661

Cash Flows from financing activities:
Proceeds from:
Note Payable, Crossfield	2,125

Net Cash Flows from Financing Activities:	2,125	-

Net Increase (decrease) in Cash	6	4,661

Summary
Cash Balance at beginning of Period	2,780	128
Cash Balance at End of Period	2,786	4,789

Net Increase (Decrease) in Cash	6	4,661

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

For the three month and six month period ending December 31, 2004, the Company had profits of $5,915 and $168,569 respectively. These profits were primarily the result of forgiveness of debt from vendors .

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

The Company had a location in Santa Clarita, CA for operations. The Company had abandoned this facility and equipment and maintains no staff other than the sole officer of the Company. Currently, the sole officer of the Company allows the Company to maintain its books, records and operations at his office.

The Company continues its efforts to raise capital to support operations and growth, and is actively searching acquisition or merger with another company that would compliment AOXY or increase its earnings potential. During this period, the Company has had discussions with candidates, and has had no success in securing negotiations or a transaction. Further, the Company's financial position makes it difficult for the Company to continue operations. The foregoing raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on the attainment of profitable operations and meeting its obligations on a timely basis, which during this period, the Company has not been able to do.

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

Pursuant to an Employment Agreement, on March 05, 2003 AOXY entered into an agreement with Kurd Søndergaard (Employee). The Employee will be employed by AOXY for four years and will perform duties of president of IP. And, pursuant to the covenant of non competition agreement, the Shareholders agreed not to compete with IP for a period of five years.

On March 5, 2003 at a special meeting of the Board of Directors, AOXY removed Joseph N. Noll as a director due to his inability to perform his duties as a director. AOXY appointed Kurt Søndergaard and Lawrence Donofrio to the board of directors to replace Joseph N. Noll . Kurt Søndergaard founder and major shareholder of the company, Mr. Søndergaard was educated in the Danish Navy as an electronic engineer. He has worked for 10 years in the electronic security industry, specifically in the IT sector. During this period, Kurt has developed as a business entrepreneur, building and selling an IT business. Lawrence Donofrio graduated from Hamilton College with a BA in English studies. He then worked at Citibank for three years as a financial analyst, and five years as a private financial consultant. He then took a position with Bankers Trust for two years and since 1982 has been a private consultant in the financial industry.

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

Date: February 7, 2005

/s/ Robert E. Wolfe /s/
------------------------------------------
Robert E. Wolfe, Chairman of the Board and
Chief Executive Officer and Principal
Financial Officer