Form 10QSB
period 2005-03-31
ADVANCED OXYGEN TECHNOLOGIES INC
filed 2005-05-16
CIK 352991

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-QSB

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT COMMISSION OF 1934

for the Transition period March 31, 2005

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

The number of shares of common stock outstanding as of March 31, 2005 was 46,973,585.

Transitional Small Business Disclosure Format (check one): Yes( ) No( X )

ADVANCED OXYGEN TECHNOLOGIES, INC.

INDEX
PART I: Financial Information	2
Item I: Financial Statements	2
Balance Sheet	2
Consolidated Statement of Operations and Changes in Accumulated Deficit	3
Consolidated Statement of Cash Flow	4
Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations	6
PART II	8
Item 1: Legal Proceedings	8
Item 6. Exhibits and Reports on Form 8-K	8
Signature	8
EXHIBIT 99.1 (A), 99.1(B) Certifications of Officers	8
EXHIBIT 99.1 (C), 99.1(D) Certifications of Officers	9

PART 1: FINANCIAL INFORMATION

Item I: Consolidated Financial Statements for the three months ending March 31, 2005. (unaudited)

Balance Sheet for March 31, 2005 and June 30, 2004	March 31, 2005	June 30, 2004
	Unaudited	Audited
Cash	3,189	3,458
Accounts Receivable IP Service (Net of Doubtful A-R)	2,731	-
Prepaid Leasing Fee	762	762
Value Added Tax Receivable	9,456	8,735
Total Current Assets	16,138	12,955

PROPERTY AND EQUIPMENT-AT COST,
net of accumulated depreciation and amortization	7,283	14,869

OTHER ASSETS	0
Nonamortizable software	280,000	280,000
Total Assets	303,421	307,824

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Accounts Payable	101,804	291,150
Bank loan -due within on year	544	544
Payroll and sales tax payable	56,834	56,834
Due to officer of subsidiary company	14,044	14,044
Corporation taxes payable	7,536	7,536
Accrued salaries and expenses	5,806	-
Total Current Liabilities	186,568	370,108

Long Term Liabilities:	-	-
Due to affiliate	17,545	7,920
Total Liabilities	204,113	378,028

Stockholders' Deficiency
Convertible Preferred Stock Series 2, par value $0.01; authorized 10,000,000 shares; issues and outstanding 5,000 shares liquidating preference $25,000	50	50
Convertible Preferred Stock Series 3, par value $0.01; authorized and issued, 1,670,000 shares	16,700	16,700
Convertible Preferred Stock Series 4, issued and outstanding, 2 shares	-	-
Convertible Preferred Stock Series 5, issued 1 share	-	-
Common Stock, par value $0.01; authorized, 90,000,000 shares; issued and outstanding, 46,973,585	469,736	469,736
Paid in Capital	20,628,396	20,628,396
Accumulated Deficit	(21,008,292)	(21,177,802)
Treasury Stock	(7,284)	(7,284)

	99,308	(70,204)
Total Liabilities and Stockholders' Deficiency	303,421	307,824

Consolidated Statement of Operations	3 Month Period Ending March 31,		9 Month Period Ending March 31,
and Changes in Accumulated Deficit	(Unaudited)		(Unaudited)
	2005	2004	2005	2004
Revenues
Software Sales IP Service	7,981	22,160	41,420	56,514
Total Revenues	7,981	22,160	41,420	56,514

Cost of Sales
Cost of Sales IP Service	2,145	2,560	9,255	9,565
Selling Expenses IP Service	3,158	480	15,414	1,185
Total Cost of Sales	5,304	3,040	24,669	10,751

Gross Profit	2,676	19,120	16,751	45,763

Expenses
Accounting Expense	1,250	625	10,688	625
Depreciation Expense, IP Service		-	7,586	-
Interest Expense IP Service	5	152	10	399
General & Administrative Expenses for IP Service	478	15,680	10,923	45,890
Share/Transfer Agent Expense		2,100	2,125	2,100
Total Expenses	1,733	18,557	31,332	49,014
Income (loss) from Operations	943	563	14,581	(3,251)

Vendor Forgiveness of Debt			184,091

Net Income (Loss)	943	563	169,510	(3,251)

Accumulated Deficit
Beginning of Period	(21,009,235)	(21,144,415)	(21,177,802)	(21,140,601)
End of Period	(21,008,292)	(21,143,852)	(21,008,292)	(21,143,852)

Earnings per Share	0.00	0.00	0.0036	(0.0001)

Consolidated Statement of Cash Flow	3 Month Period (Unaudited)		9 Month Period (Unaudited)
	Ending March 31,		Ending March 31,
	2005	2004	2005	2004
Cash flow from operating activities
Net Income (Loss)	943	563	169,510	(3,251)

Adjustments to reconcile net loss to cash provided by operations
Accum Depreciation IP Service			7,586
Accounts Receivable & Value Added Tax Receivable	(893)	(1,680)	(3,452)	(8,563)
Accounts Payable and Accrued Expenses	353	2,725	(183,538)	18,082
Net Cash provided (used) by operations	403	1,608	(9,894)	6,269

Cash Flows from financing activities:
Proceeds From:
Note Payable, Crossfield			9,625
Net Cash Flows used in Financing Activities:			9,625	-

Net Increase (decrease) in Cash	403	1,608	(269)	6,269

Cash Balance at beginning of Period	2,786	4,789	3,458	128
Cash Balance at End of Period	3,189	6,397	3,189	6,397

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

For the three month and nine month period ending March 31, 2005, the Company had profits of $943 and $169,510 respectively. These profits were primarily the result of forgiveness of debt from vendors and the lack of profitable operations of IP Service.

Pursuant to a stock acquisition on March 05, 2003 Advanced Oxygen Technologies, Inc. (AOXY or the Buyer) purchased 100% of the issued and outstanding stock of IP Services, ApS (IP or the Company) from all of its owners (the Shareholders) for value of five hundred thousand dollars (Purchase Price). AOXY issued fourteen million shares of common stock and one share of preferred convertible stock to the Shareholders for payment and consideration of the Purchase Price. Concurrently, pursuant to an Employment Agreement on March 05, 2003 AOXY entered into an agreement with Kurd Sondergaard (Employee). The Employee will be employed by AOXY for four years and will perform duties of president of IP, and AOXY and the Shareholders entered into a covenant of non competition agreement whereby the Shareholders agreed not to compete with IP for a period of five years.

At a special meeting of the Board of Directors, AOXY removed Joseph N. Noll as a director due to his inability to perform his duties as a director. AOXY appointed Kurt Sondergaard and Lawrence Donofrio to the board of directors to replace Joseph N. Noll . Kurt Sondergaard founder and major shareholder of the company, Mr. Sondergaard was educated in the Danish Navy as an electronic engineer. He has worked for 10 years in the electronic security industry, specifically in the IT sector. During this period, Kurt has developed as a business entrepreneur, building and selling an IT business. Lawrence Donofrio graduated from Hamilton College with a BA in English studies. He then worked at Citibank for three years as a financial analyst, and five years as a private financial consultant. He then took a position with Bankers Trust for two years and since 1982 has been a private consultant in the financial industry.

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

EXHIBIT 99.906CERT (A)
CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

EXHIBIT 99.906CERT (B)
CERTIFICATION OF TREASURER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

EXHIBIT 99.CERT (C)
CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

EXHIBIT 99.CERT (D)
CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2005

/s/ Robert E. Wolfe /s/
------------------------------------------
Robert E. Wolfe, Chairman of the Board and
Chief Executive Officer and Principal
Financial Officer