Form 10KSB
period 2005-06-30
ADVANCED OXYGEN TECHNOLOGIES INC
filed 2005-10-13
CIK 352991

==============================================================================================
U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-KSB
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR
15 (d)OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2005
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
Common Stock, par value $.01 per share

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ X ]

For the year ended June 30, 2005, Issuer's revenues were $0

The aggregate market value of Common Stock at June 30, 2005 held by non-affiliates approximated $221,003 based upon the average bid and asked prices for a share of Common Stock on that date. For purposes of this calculation, persons owning 10% or more of the shares of Common Stock are assumed to be affiliates, although such persons are not necessarily affiliates for any other purpose. As of June 30, 2005, there were 46,973,585 issued shares and 45,853,585 outstanding shares of the registrant's Common Stock, $.01 par value.

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
  PURCHASE AGREEMENT OF 01/12/2001
  CHANGE OF ADDRESS OF 11/01/2001
  ACQUISITION OR DISPOSITION OF ASSETS OF 03/05/2003
  RESIGNATIONS OF REGISTRANTS DIRECTORS OF 03/05/2003
  WAIVER AGREEMENT OF 06/26/2003
  MOBILIGROUP MERGER AGREEMENT OF 04/23/2005
  SHAREHOLDERS WAIVER AGREEMENT OF 04/23/2005
  SAIL OF IP SERVICE; STOCK ACQUISITION AGREEMENT OF 04/27/2005
  EMPLOYEES

ITEM 2. DESCRIPTION OF PROPERTY

ITEM 3. LEGAL PROCEEDINGS

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5. MARKET OF REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

ITEM 6. PLAN OF OPERATION.

  BUSINESS PLAN
  FORWARD LOOKING STATEMENTS

ITEM 7. AUDITED FINANCIAL STATEMENTS

  BALANCE SHEETS
  STATEMENTS OF OPERATIONS
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

ACQUISITION OR DISPOSITION OF ASSETS, 03/09/98.

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

CALIFORNIA FACILITIES, 9/30/98

The Company entered into a lease agreement as contained in Exhibit I of the registrants SEC Form 10-QSB for the period ending September 30, 1998 with America-United Enterprises Inc. ("Landlord") on October 01, 1998 and took possession of 4,700 s.f. of premises on November 06,1998 in Santa Clarita for its CA location. As of June 30, 2001 the Company had abandoned the premises.

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

MOBILIGROUP ApS MERGER AGREEMENT OF 04/ 23/2005

Pursuant to a merger agreement attached hereto as exhibit I, ("Merger Agreement"), on April 23, 2005 Mobile Group Inc., ("Mobile"a formerly wholly owned subsidiary of Advanced Oxygen Technologies, Inc. acquired 100% of the issued and outstanding stock of Mobiligroup, ApS in exchange for 800 shares of Mobile representing 80% of the issued and outstanding shares of Mobile.

SHAREHOLDERS (IP SERVICE SELLERS) WAIVER OF 04/23/2005

Pursuant to a waiver agreement attached hereto as exhibit II ("Waiver Agreement"), on April 23, 2005 the shareholders that sold IP Service ApS to Advanced Oxygen Technologies, Inc. ("IP Sellers") entered into a waiver agreement with Advanced Oxygen Technologies, Inc. whereby:

1) The IP Sellers waived and relinquished all rights to collect the share conversion owed to the IP Sellers from the conversion of a preferred share ("Preferred Share") pursuant to the stock acquisition agreement of March 3, 2003 (agreement governing the purchase of IP Service ApS, "IP Purchase Agreement"),

2) The IP Sellers release and indemnify Advanced Oxygen Technologies, Inc. and Advanced Oxygen Technologies, Inc. release and indemnify the IP Sellers for breach of contract, making false warranties and representations, and, liabilities associated with the remedies of set off pursuant to the IP Purchase Agreement, and,

3) For consideration of the above the IP Sellers will deliver to Advanced Oxygen Technologies, Inc. the Preferred Share and One Million One hundred twenty thousand (1,120,000) shares of Advanced Oxygen Technologies, Inc.

SALE OF IP SERVICE: STOCK ACQUISITION AGREEMENT OF 04/27/2005

Pursuant to a stock acquisition agreement attached hereto as exhibit III ("Stock Acquisition Agreement"), on April 27, 2005 Advanced Oxygen Technologies, Inc. sold 100.00% of the stock of IP Service ApS to Securas, Ltd. 7 Stewards Court, Carlisle Close, Kingston Upon Thames, Surrey KT2 7AU, United Kingdom ("SecurAs") for consideration as follows:

1) The purchase price will be Seven Hundred and Fifty Thousand US Dollars payable as follows:

a) Cash and or

b) Royalties, which are comprised of 33.33% of all revenue derived from or associated with IP Service ApS or any of its products, which shall be payable quarterly on the 10th day following each quarter and SecurAs will deliver a certified audit of the revenues of IP Service ApS annually to Advanced Oxygen Technologies Inc. At any time Advanced Oxygen Technologies, Inc. can conduct and independent audit of IP Service ApS.

At closing, SecurAs did NOT pay any cash to Advanced Oxygen Technologies, Inc.

EMPLOYEES

As of June 30, 2005 the Company had a total of 1 employee.

ITEM 2. DESCRIPTION OF PROPERTY

The assets of the Company consist solely of its investment in Mobile Group, Inc. and its wholly owned subsidiary Mobiligroup ApS.

ITEM 3. LEGAL PROCEEDINGS

During the period ending June 30, 2005, there were no new issued, pending or threatened legal actions.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the period ending June 30, 2005, there were no matters submitted to security holders for a vote.

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
  An amendment to the Company's Certificate of Incorporation to change the name of the Company to AOXY, Inc. The Company's current name was adopted in 1985 when the Company was focused on applications of its technology which it has since disposed of or otherwise abandoned. The Board of Directors believes it would be more appropriate for the Company to utilize a corporate name which more accurately describes the current focus of the Company or is not misleading as to the Company's operations. The above amendments to the Certificate of Incorporation will be filed with the Secretary of State of the State of Delaware, and the Name Change will become effective as of 5:00 p.m. Eastern Time, on the date of such filing. The filing has not yet been made.
  The selection of Bernstein & Pinchuk, LLP ("B&P"), formerly Bernstein, Pinchuk and Kaminsky. LLP as the Company's independent registered public accounting firm for the fiscal year ended June 30, 1999 and 2000 and has further directed that management submit the selection of independent public accountants for ratification by the stockholders by written consents. Stockholder ratification of the selection of B&P as the Company's independent public accountants is not required by the Company's by-laws or otherwise and the Company had begun using some of their services.

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

Fiscal Year Ended June 30, 2004	High	Low
First Quarter	0.015	0.007
Second Quarter	0.028	0.006
Third Quarter	0.05	0.013
Fourth Quarter	0.025	0.016
Fiscal Year Ended June 30, 2005	High	Low
First Quarter	0.025	0.010
Second Quarter	0.017	0.006
Third Quarter	0.015	0.008
Fourth Quarter	0.019	0.009

At June 30, 2005 the company had 1,562 shareholders of record. At September 26, 2005, the closing bid price of the Company's Common Stock as reported by the National Quotation Bureau, Inc., was $0.01

ITEM 6. PLAN OF OPERATION.

BUSINESS PLAN

The Company currently shares its location with a related company of the President of the Company. The company owns 20% of an affiliate, Mobile Group, Inc. which has a fully owned subsidiary, Mobiligroup, ApS, Denmark. Mobiligroup provides wireless technologies through mobile devices that allow the user to interface with internet applications. MobiliGroup provides a complete solution for TV broadcasters and production companies by offering customization of mobile applications (integration with TV productions) as well as the continuous hosting of services and porting to new mobile phones.

During the fiscal year ending June 30, 2005, the Company significantly reduced its expenses, reduced or discontinued unprofitable operations, including the sale of IP Service to Securas Ltd. The Company has entered into a royalty agreement with Securas until such time the entire purchase price has been paid. The Company does not expect royalty revenues from Securas prior to 2006 as the company is in the process of re-engineering the IP Service software.

The Company continues it efforts to raise capital to support operations and growth, and is actively searching acquisition or merger with another company that would compliment the Company or IP Service and increase its earnings potential.

FORWARD LOOKING STATEMENTS

Certain statements contained in this report, including but not limited to, statements concerning the Company's future and financing requirements, the Company's ability to obtain market acceptance of its products and the competitive market for sales of small production business' or small network security business and other statements contained herein regarding matters that are not historical facts, are forward looking statements; actual results may differ materially from those set forth in the forward looking statements, which statements involve risks and uncertainties, including without limitation to those risks and uncertainties set forth in any of the Company's Registration Statements under the heading "Risk Factors" or any other such heading. In addition, historical performance of the Company should not be considered as an indicator for future performance, and as such, the future performance of the Company may differ significantly from historical performance and there is no assurance that the Company will be able to raise sufficient capital to pursue or complete the business objectives discussed herein. The forward-looking statements contained in this Report may be impacted by future global, local, or regional events that have a general economic effect. These events may have no direct relation to the Company, the industry, the products, the clients or any other aspect of the Company or its business.

The Company undertakes no obligation to publicly revise these forward looking statement to reflect events or circumstances that arise after the date hereof. Subsequently, readers are cautioned NOT to place undue reliance on these forward looking statements.

ITEM 7. AUDITED FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

AND REPORT OF

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ADVANCED OXYGEN TECHNOLOGIES, INC.

AND FORMER SUBSIDIARY

June 30, 2005 and 2004

Table of Contents

Page

Report of Independent Registered Public Accounting Firm	1

Financial Statement

Balance Sheets	2

Consolidated Statements of Operations	3

Consolidated Statements of Cash Flows	4

Consolidated Statements of Stockholders' Deficiency	5

Notes to Consolidated Financial Statements	6-11

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Advanced Oxygen Technologies, Inc.

We have audited the accompanying balance sheet of Advanced Oxygen Technologies, Inc. (the "Company") as of June 30, 2005 and the related consolidated statements of operations and accumulated deficit, cash flows and stockholders' deficiency of the Company and its former subsidiary for the years ended June 30, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Oxygen Technologies, Inc. as of June 30, 2005 and the consolidated results of operations and cash flows of the Company and its former subsidiary for the years ended June 30, 2005 and 2004 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company and its former subsidiary incurred operating losses of $33,546 and $37,201 respectively during the fiscal years ended June 30, 2005 and 2004 and as of June 30, 2005, current liabilities exceeded current assets by $86,205. The foregoing raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on the attainment of profitable operations and meeting its obligations on a timely basis. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Bernstein & Pinchuk LLP

New York, New York

October 11, 2005

ADVANCED OXYGEN TECHNOLOGIES, INC.
BALANCE SHEETS
As of June 30, 2005

ASSETS

CURRENT ASSETS
$ -
------------
Total current assets	-

Investment in Mobile Group, Inc.	-
------------
$ -
============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$ 48,690
Payroll and sales taxes payable	37,515
------------
Total current liabilities	86,205

Due to affiliate	17,545
------------
Commitments & Contingencies	-

STOCKHOLDERS' DEFICIENCY -
Convertible preferred stock, Series 2, par value $0.01; authorized 10,000,000 shares; issued and outstanding 5,000 shares liquidating preference $25,000	50

Convertible preferred stock, Series 3, par value $0.01; authorized and issued, 1,670,000 shares	16,700

Convertible preferred stock, Series 4; issued and outstanding,	-

Convertible preferred stock, Series 5; issued, 1 share	-

Common stock, par value $0.01; authorized, 90,000,000 shares; issued 46,973,585 shares	469,736

Additional paid-in capital	20,628,396

Accumulated deficit	(21,211,348)

Less treasury stock, at cost
1,670,000 shares of convertible preferred stock, Series 3	(7,284)
1,120,000 shares of common stock	-

------------
(103,750)
------------
$ -
============

 See notes to consolidated financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended June 30,
	2005	2004
		-------------	-------------

Revenues
	$ -	$ -
	-------------	-------------
Costs and expenses
Professional fees- corporate	10,688	5,882
Transfer agent expense	2,125	2,100
Other costs and expenses-corporate	766	1,811
	-------------	-------------
	(13,579)	(9,793)
	-------------	-------------
Loss from continuing operations before other income (expenses), and income tax expense	(13,579)	(9,793)

	-------------	-------------
Other income (expenses)
Forgiveness of indebtedness	184,091	-
	-------------	-------------
Income (loss) from continuing operations,
before income tax expense	170,512	(9,793)

Income tax expense	-	-
	-------------	-------------
Income (loss) from continuing operations,	170,512	(9,793)

Discontinued IP Services operations, no tax effect	(204,058)	(27,408)
	-------------	-------------
NET LOSS	$ (33,546)	$ (37,201)

	=============	=============
Average number of shares outstanding	46,761,859	46,973,585

Income (loss) from continuing operations	$ -	$ -
Loss from discontinued IP Services operations	$ -	$ -
	-------------	-------------
Net loss per share	$ -	$ -
	=============	=============
Diluted earnings (loss) have not been presented since the effect of the assumed conversion of the convertible preferred stock would have an anti-dilutive effect.

 See notes to consolidated financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended June 30,
	2005	2004
	-------------	-------------
Cash flows from operating activities
Net loss	$ (33,546)	$ (37,201)
Adjustments to reconcile net income to net cash

Depreciation and amortization	7,586	4,343
Discontinued Operations	287,283
Forgiveness of indebtedness	(184,091)	-
Changes in operating assets and liabilities
Accounts receivable	-	3,329
Other receivables and prepaid expenses	9,497	(4,816)
Accounts payable	(58,369)	43,806
Payroll and sales taxes payable	(19,319)	(2,670)
Other current liabilities	(22,124)	(6,375)
	-------------	-------------
Net cash proviced by (used in) operating activities	(13,083)	416
	-------------	-------------

Cash flow from financing activities:
Borrowings from affiliated entities		7,920
Borrowing from officer-directors	9,625	-
	-------------	-------------
Net cash provided by financing activities	9,625	7,920

Cash flow from investing activities:
Cash payments for the purchase of property	-	(5,006)
	-------------	-------------
Net cash used by investing activities	-	(5,006)

NET (DECREASE) INCREASE IN CASH	(3,458)	3,330
Cash at beginning of year	3,458	128
	-------------	-------------
Cash at end of year	$ 0	$ 3,458
	=============	=============

Supplemental Disclosures:

Interest expense paid	-	$ 457
	=============	=============
Income taxes paid	-	-
Other significant transactions -Acquisition of Equity in Mobiligroup and Forgiveness of debt

 See notes to consolidated financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

Years ended June 30,
---------------------------
	2005	2004
Common stock, par value $0.01, authorized, 90,000,000 shares;	-------------	-------------
issued, as follows:
Balance at beginning and end of year 46,973,585	$ 469,736	$ 469,736
	=============	=============
Additional paid in capital:
Balance at beginning and end of year	$ 20,628,396	$ 20,628,396
	=============	=============
Accumulated deficit:
Balance at beginning of year	$ (21,177,802)	$ (21,140,601)
Net loss for the year	(33,546)	(37,201)
	-------------	-------------
Balance at end of year	$ (21,211,348)	$ (21,177,802)
	=============	=============
Other stockholders' deficiency accounts (no change during year)
Convertible preferred stock, net of treasury stock(see balance sheet )	$ 9,466	$ 9,466
	=============	=============
Stockholders' deficiency at end of year	$ (103,750)	$ (70,204)
	=============	=============

 See notes to consolidated financial statements.

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

The Company ceased its previous operations described above during 1995 and had dormant operations until March 1998. During 1997, the Company entered into the following agreements in preparation of starting a new line of business:

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

On April 23, 2005 Mobile Group Inc., a formerly fully owned subsidiary of Advanced Oxygen Technologies, Inc., acquired 100% of the issued and outstanding stock of Mobiligroup, ApS from all of its owners in exchange for 80% of its stock. The Company will account for the investment of 20% of Mobile Group Inc. by the equity method.

Waiver Agreement: On April 23, 2005 the shareholders that sold IP Service ApS to Advanced Oxygen Technologies, Inc. ("IP Sellers") entered into a waiver agreement with Advanced Oxygen Technologies, Inc. whereby: 1) The IP Sellers waived and relinquished all rights to collect the share conversion owed to the IP Sellers from the conversion of a preferred share pursuant to the stock acquisition agreement of March 3, 2003 (agreement governing the purchase of IP Service ApS, "IP Purchase Agreement"), 2) The IP Sellers release and indemnify Advanced Oxygen Technologies, Inc. and Advanced Oxygen Technologies, Inc. release and indemnify the IP Sellers for breach of contract, making false warranties and representations, and, liabilities associated with the remedies of set off pursuant to the IP Purchase Agreement, and, 3) For consideration of the above the IP Sellers will deliver to Advanced Oxygen Technologies, Inc. the Preferred Share and One Million One hundred twenty thousand (1,120,000) shares of Advanced Oxygen Technologies, Inc.,

Sale of IP Service: On April 23, 2005 Advanced Oxygen Technologies, Inc. sold 100.00% of the stock of IP Service ApS to Securas, Ltd. 7 Stewards Court, Carlisle Close, Kingston Upon Thames, Surrey KT2 7AU, United Kingdom ("SecurAs") for consideration as follows: 1) The purchase price will be Seven Hundred and Fifty Thousand US Dollars payable as follows:a) Cash and or b) Royalties, which are comprised of 33.33% of all revenue derived from or associated with IP Service ApS or any of its products, which shall be payable quarterly on the 10th day following each quarter and SecurAs will deliver a certified audit of the revenues of IP Service ApS annually to Advanced Oxygen Technologies Inc. At any time Advanced Oxygen Technologies, Inc. can conduct and independent audit of IP Service ApS. At closing, SecurAs did NOT pay any cash to Advanced Oxygen Technologies, Inc. The revenues for IP Service for the period years ended June 30, 2005 and June 30, 2004 were $41,420 and $41,421 respectively. The losses for IP Service for the period years ended June 30, 2005 and June 30, 2004 were $204,058 and $27,408 respectively. No income has been recognized from the sale.

Lines of Business:

Software Development:

On April 23, 2005 the Company's revenues will be derived completed from its investment in Mobile Group, Inc. which owns a company that develops and sells wireless software applications.

Reclassifications:

The figures for the period ending June 30, 2004 have been reclassified so that both periods are presented on the same basis considering the sale of IP Service ApS.

NOTE 2 - GOING CONCERN AND BASIS OF PRESENTATION:

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As shown in the financial statements, the Company incurred operating losses and negative working capital at June 30, 2005 and 2004 respectively. These factors raise substantial doubt about the Company's ability to continue as going concern.

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

- Acquire profitable operations

- Acquire additional debt or equity financing.

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

Concentrations of Credit Risk:

Financial instruments that potentially subject the Company to major credit risk consist principally of a single investment in Mobile Group Inc, and its subsidiary Mobiligroup ApS.

NOTE 4 - RELATED PARTY TRANSACTIONS AND COMMITMENTS-IP SERVICE APS

Kurt Soendergaard, an officer of IP, and a shareholder prior to its acquisition by the Company was authorized to receive a salary of approximately $14,000 during the period March 5, 2003 to June 30, 2003, but has not received the salary and has agreed to postpone the payment of the salary indefinitely. The amount of the salary due to the officer had been recorded as a current liability.

NOTE 5 - COMMITMENTS AND CONTINGENCIES:

Contingency:

Contingency for the period ending April 23, 2005: Since July 2002 IP has been developing the internet security software, Analizt. Prior to July 2002 research was carried out by a related party to IP (IP Solutions A/S) pertaining to a product (MYTH-Software) with some of the same characteristics as Analizt. IP Solutions A/S filed for bankruptcy in April 2002. Soon after a Danish public funding organization (Vaekstfonden) continued the research which had been carried out prior to bankruptcy. In August 2002 IP purchased the project from Vaekstfonden. However, since Vaekstfonden did not deliver the research, IP never paid the contract price of approximately $3,750 in cash plus a loan of approximately $45,000 on special terms and Vaekstfonden finally revoked the sale on October 2, 2002. It is uncertain whether Vaekstfonden will file a lawsuit against IP for violation of the sales contract. It is also possible that Vaekstfonden will seek compensation due to the similarity of the product functionality of MYTH-Software and the new developed product ANALIZT. According to management, IP has not infringed on Vaekstfonden's rights to the MYTH-Software, as ANALIZT is developed in a different platform environment.

For the period ending June 20, 2005, the Company no longer considers this a contingency as IP Service ApS was sold on April 23, 2005 and all commitments, contingencies and liabilities transfered with IP at the time of the sale.

NOTE 6 - DUE TO AFFILIATE

Due to affiliate at June 30, 2005 consisted of advances payable to Crossfields, Inc., a related party, which are not collateralized, non-interest bearing, and payable upon demand, however, the Company did not expect to make payment within one year. During the year ended June 30, 2005 and 2004 the Company borrowed $17,545 and $8,010, respectively, from affiliates and officers to meet expenses. The balances were not collateralized,were non-interest bearing and were payable on demand.

NOTE 7 - SUBSEQUENT EVENTS

On July 10, 2005 ,in accordance with the terms of the sale of IP Service, ApS, the buyer, Securas Ltd is to provide aquarterly accounting of the sales of the products of IP Service, whereby a percentage of the sales (royalty) is due the Company. Securas has provided the accounting that indicated that they had no IP product sales for the period ending June 30, 2005

NOTE 8 - INCOME TAXES

As of June 30, 2005, the Company had federal and state net operating loss carryforwards of approximately $12,400,000 of which approximately $1,600,000 may be utilized to offset future taxable income. Section 382 of the Internal Revenue Code imposes substantial restrictions on the utilization of net operating loss and tax credit carryforwards when a change in ownership occurs. No deferred tax debits have been recorded because it is considered unlikely that they will be realized. The loss carryforwards will expire during the fiscal years ended June 30 as follows:

Year	Amount
2012	$464,000
2018	236,000
2019	548,000
2020	351,000
2021	29,000
Total	$ 1,628,000

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

ITEM 8. Changes in and Disagreements with Auditors on Accounting and Financial Disclosure

The Company has no disagreements with accountants on accounting and financial disclosure. During this time the Company has engaged Bernstein & Pinchuk LLP, previously Bernstein Pinchuk & Kaminsky, LLP, Seven Penn Plaza, New York, NY, 10001

PART III

ITEM 9. Directors and Officers of the Registrant

Set forth below is information regarding the Company's directors and executive officers, including information furnished by them as to their principal occupations for the last five years, other directorships held by them and their ages as of June 30, 2005. All directors are elected for one-year terms, which expire as of the date of the Company's annual meeting.

Name	Age	Position	Director Since:
Robert E. Wolfe	42	Chairman of the Board and CEO	1997
Lawrence Donofrio	54	Director	2003
Kurt Søndergaard	55	Director	2003

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

ITEM 10. Executive Compensation

Robert Wolfe, Chairman and CEO has waived his $350,000 annual salary for the year ending June 30, 2005. No officer or director received any compensation from the Company during the last fiscal year. The Company paid no bonuses in the last three fiscal years ended June 30, 2005 to officers or other employees. Prior to the Stock Acquisition of December 12, 1997, the Company's Chief executive officer and Chairman of the Board was Harry Edelson. Mr. Edelson received no compensation during the fiscal year ending June 30, 2005.

The following table sets forth the total compensation paid or accrued to its Chief Executive Officer, Robert E. during the fiscal year ending June 30, 2005. There were no other corporate officers in any of the last three fiscal years.

Executive Compensation

Name	Yr.	Salary	Bonus	Other Compensation	Restricted Awards	LTIP Awards	Other
Robert E. Wolfe	2005	0	0	0	0	0	0

OPTION GRANTS DURING 1999; VALUE OF OPTIONS AT YEAR-END

The following tables set forth certain information covering the grant of options to the Company's Chief Executive Officer, Mr. Robert E. during the fiscal year ended June 30, 2005 and unexercised options held as of that date. Mr. Wolfe did not exercise any options during fiscal 2005.

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

Board of Directors Compensation

As of June 30, 2005 the directors did not receive any compensation for serving as members of the Board.

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

During the fiscal year ended June 30, 2005, no options were granted to non-employee Board members.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of June 30, 2005, by (i) all those known by the Company to be beneficial owners of more than 5% of its Common Stock; (ii) all directors; and (iii) all officers and directors of the Company as a group.

Name and Address of Beneficial Owner	No. Shares fully diluted	% ownership
Hennistone Projects Ltd.2 Eastglade Northwood Middlessex, HA6 3LD UK	11,760,000	25.65%
Crossland, ltd. 104B Saffrey Square Nassau, Bahamas	2,968,750	6.47%
Crossland Ltd. Belize 60 Market Square PO Box 364 Belize City, Belize, Central America	6,312,500	13.77%
Eastern Star, Ltd Bay Street Nassau Bahamas	2,712,000	5.91%
Robert E. Wolfe	90,000	0.196%
Lawrence Donofrio	0	0.00%
Kurt Søndergaard	0	0.00%

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
  Convenant of Non Competition of March 5, 2003: Pursuant to the covenant of non competition agreement, the Shareholders of IP Services, Aps agreed not to compete with IP Services, Aps for a period of five years,
  Merger Agreement on April 24, 2005 Mobile Group Inc., a fully owned subsidiary of Advanced Oxygen Technologies, Inc. , purchased 100% of the issued and outstanding stock of Mobiligroup, ApS from all of its owners for the value of three hundred thousand dollars. Advanced Oxygen Technologies, Inc., a one hundred percent owner of Mobile Group, Inc. exchanged 800 shares of Mobile Group, Inc. (80% of the issued and outstanding shares of Mobile Group, Inc.) for one hundred percent of the issued and outstanding shares of Mobiligroup ApS (138,888 shares),
  Waiver Agreement:, on April 23, 2005 the shareholders that sold IP Service ApS to Advanced Oxygen Technologies, Inc. ("IP Sellers") entered into a waiver agreement with Advanced Oxygen Technologies, Inc. whereby: 1) The IP Sellers waived and relinquished all rights to collect the share conversion owed to the IP Sellers from the conversion of a preferred share pursuant to the stock acquisition agreement of March 3, 2003 (agreement governing the purchase of IP Service ApS, "IP Purchase Agreement"), 2) The IP Sellers release and indemnify Advanced Oxygen Technologies, Inc. and Advanced Oxygen Technologies, Inc. release and indemnify the IP Sellers for breach of contract, making false warranties and representations, and, liabilities associated with the remedies of set off pursuant to the IP Purchase Agreement, and, 3) For consideration of the above the IP Sellers will deliver to Advanced Oxygen Technologies, Inc. the Preferred Share and One Million One hundred twenty thousand (1,120,000) shares of Advanced Oxygen Technologies, Inc.,
  Sale of IP Service, Stock Acquisition Agreement: On April 27, 2005 Advanced Oxygen Technologies, Inc. sold 100.00% of the stock of IP Service ApS to Securas, Ltd. 7 Stewards Court, Carlisle Close, Kingston Upon Thames, Surrey KT2 7AU, United Kingdom ("SecurAs") for consideration as follows: 1) The purchase price will be Seven Hundred and Fifty Thousand US Dollars payable as follows:a) Cash and or b) Royalties, which are comprised of 33.33% of all revenue derived from or associated with IP Service ApS or any of its products, which shall be payable quarterly on the 10th day following each quarter and SecurAs will deliver a certified audit of the revenues of IP Service ApS annually to Advanced Oxygen Technologies Inc. At any time Advanced Oxygen Technologies, Inc. can conduct and independent audit of IP Service ApS. At closing, SecurAs did NOT pay any cash to Advanced Oxygen Technologies, Inc.

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

A report on Form 8-K was filed on March 5, 2003 giving notice that: i)under item 2:ACQUISITION OR DISPOSITION OF ASSETS that pursuant to a stock acquisition agreement on March 05, 2003 Advanced Oxygen Technologies, Inc. (AOXY or the Buyer) purchased 100% of the issued and outstanding stock of IP Services, ApS (IP or the Company) from all of its owners (the Shareholders) for value of five hundred thousand dollars (Purchase Price). AOXY issued fourteen million shares of common stock and one share of preferred convertible stock to the Shareholders for payment and consideration of the Purchase Price, that pursuant to an Employment Agreement AOXY entered into an agreement with Kurd Søndergaard (Employee). The Employee will be employed by AOXY for four years and will perform duties of president of IP, that pursuant to the covenant of non competition agreement, the Shareholders agreed not to compete with IP for a period of five years, and ii) under ITEM 6: RESIGNATIONS OF REGISTRANTS DIRECTORS: at a special meeting of the Board of Directors, AOXY removed Joseph N. Noll as a director due to his inability to perform his duties as a director. AOXY appointed Kurt Søndergaard and Lawrence Donofrio to the board of directors to replace Joseph N. Noll.

A report on Form 8-K was filed on June 26,2003 and reported pursuant to a Waiver Agreement that the debt holders (Debt Holders defined in the Waiver Agreement) waived and relinquished all right, to collect from Advanced Oxygen Technologies, Inc. the debt owed to each of the Debt Holders by Advanced Oxygen Technologies, Inc. (AOXY) in an amount to each Debt Holder as set forth on Schedule 2 in the Waiver Agreement (the "Debt") plus any interest earned thereon. In consideration of the release of the AOXY. AOXY will compensate, pay, transfer, assign and distribute the database ("Database") and all rights thereto, of conference attendees, hi tech decision makers, and other individuals, and all the associated accounts receivable ("Accounts Receivable") due and owing, whether known or unknown.

A report on Form 8-K was filed on April 29,2005 and futher amended on July 7, 2005 (attached hereto as Exhibit I) and reported the following:

  Merger Agreement: Mobile Group Inc., a fully owned subsidiary of Advanced Oxygen Technologies, Inc. , purchased 100% of the issued and outstanding stock of Mobiligroup, ApS from all of its owners for the value of three hundred thousand dollars. Advanced Oxygen Technologies, Inc., a one hundred percent owner of Mobile Group, Inc. exchanged 800 shares of Mobile Group, Inc. (80% of the issued and outstanding shares of Mobile Group, Inc.) for one hundred percent of the issued and outstanding shares of Mobiligroup ApS (138,888 shares),
  Waiver Agreement:The shareholders that sold IP Service ApS to Advanced Oxygen Technologies, Inc. ("IP Sellers") entered into a waiver agreement with Advanced Oxygen Technologies, Inc. whereby: 1) The IP Sellers waived and relinquished all rights to collect the share conversion owed to the IP Sellers from the conversion of a preferred share pursuant to the stock acquisition agreement of March 3, 2003 (agreement governing the purchase of IP Service ApS, "IP Purchase Agreement"), 2) The IP Sellers release and indemnify Advanced Oxygen Technologies, Inc. and Advanced Oxygen Technologies, Inc. release and indemnify the IP Sellers for breach of contract, making false warranties and representations, and, liabilities associated with the remedies of set off pursuant to the IP Purchase Agreement, and, 3) For consideration of the above the IP Sellers will deliver to Advanced Oxygen Technologies, Inc. the Preferred Share and One Million One hundred twenty thousand (1,120,000) shares of Advanced Oxygen Technologies, Inc.,
  Sale of IP Service: Advanced Oxygen Technologies, Inc. sold 100.00% of the stock of IP Service ApS to Securas, Ltd. 7 Stewards Court, Carlisle Close, Kingston Upon Thames, Surrey KT2 7AU, United Kingdom ("SecurAs") for consideration as follows: 1) The purchase price will be Seven Hundred and Fifty Thousand US Dollars payable as follows:a) Cash and or b) Royalties, which are comprised of 33.33% of all revenue derived from or associated with IP Service ApS or any of its products, which shall be payable quarterly on the 10th day following each quarter and SecurAs will deliver a certified audit of the revenues of IP Service ApS annually to Advanced Oxygen Technologies Inc. At any time Advanced Oxygen Technologies, Inc. can conduct and independent audit of IP Service ApS. At closing, SecurAs did NOT pay any cash to Advanced Oxygen Technologies, Inc.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant): ADVANCED OXYGEN TECHNOLOGIES, INC.

Date: September 26, 2005 By (Signature and Title):

/s/ Robert E. Wolfe /s/

-----------------

Robert E. Wolfe

President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 26, 2005 By (Signature and title):

/s/Lawrence Donofrio /s/

-------------------------

Lawrence Donofrio

Director

Date: September 26, 2005 By (Signature and title):

/s/Kurt Søndergaard /s/

-------------------------

Kurt Søndergaard

Director

Exhibit I

=====================================================================

SECURITIES AND EXCHANGE COMMISSIONWASHINGTON, D.C. 20549

-----------------------------

FORM 8-K  CURRENT REPORT

Pursuant to Section 13 or 15(d) of theSecurities Exchange Act of 1934

April 23, 2005

(Date of Earliest Event Reported)

ADVANCED OXYGEN TECHNOLOGIES, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware 000-09951 91-1143622

(State of Incorporation) (Commission File No.) (I.R.S. EmployerIdentification No.)

C/O Crossfield Incorporated133 West 13th St. Suite no.5New York, NY 10011

(Address of Principal Executive Offices)

Registrant's Telephone Number: (212) 727-70852

6883 Ruether AvenueSanta Clarita, CA, 91351

(Former Address)

=====================================================================

ITEM 2: ACQUISITION OR DISPOSITION OF ASSETS

Pursuant to a merger agreement attached hereto as exhibit I, ("Merger Agreement"), on April 24, 2005 Mobile Group Inc., a fully owned subsidiary of Advanced Oxygen Technologies, Inc. ("Mobile Group" or the "Buyer"), purchased 100% of the issued and outstanding stock of Mobiligroup, ApS ("Mobili" or the "Company") from all of its owners (the "Shareholders") for the value of three hundred thousand dollars ("Purchase Price"). Advanced Oxygen Technologies, Inc., a one hundred percent owner of Mobile Group, Inc. exchanged 800 shares of Mobile Group, Inc. (80% of the issued and outstanding shares of Mobile Group, Inc.) for one hundred percent of the issued and outstanding shares of Mobiligroup ApS (138,888 shares).

Pursuant to a waiver agreement attached hereto as exhibit II ("Waiver Agreement"), on April 23, 2005 the shareholders that sold IP Service ApS to Advanced Oxygen Technologies, Inc. ("IP Sellers") entered into a waiver agreement with Advanced Oxygen Technologies, Inc. whereby:

1) The IP Sellers waived and relinquished all rights to collect the share conversion owed to the IP Sellers from the conversion of a preferred share ("Preferred Share") pursuant to the stock acquisition agreement of March 3, 2003 (agreement governing the purchase of IP Service ApS, "IP Purchase Agreement"),

2) The IP Sellers release and indemnify Advanced Oxygen Technologies, Inc. and Advanced Oxygen Technologies, Inc. release and indemnify the IP Sellers for breach of contract, making false warranties and representations, and, liabilities associated with the remedies of set off pursuant to the IP Purchase Agreement, and,

3) For consideration of the above the IP Sellers will deliver to Advanced Oxygen Technologies, Inc. the Preferred Share and One Million One hundred twenty thousand (1,120,000) shares of Advanced Oxygen Technologies, Inc.

Pursuant to a stock acquisition agreement attached hereto as exhibit III ("Stock Acquisition Agreement"), on April 27, 2005 Advanced Oxygen Technologies, Inc. sold 100.00% of the stock of IP Service ApS to Securas, Ltd. 7 Stewards Court, Carlisle Close, Kingston Upon Thames, Surrey KT2 7AU, United Kingdom ("SecurAs") for consideration as follows:

1) The purchase price will be Seven Hundred and Fifty Thousand US Dollars payable as follows:

a) Cash and or

b) Royalties, which are comprised of 33.33% of all revenue derived from or associated with IP Service ApS or any of its products, which shall be payable quarterly on the 10th day following each quarter and SecurAs will deliver a certified audit of the revenues of IP Service ApS annually to Advanced Oxygen Technologies Inc. At any time Advanced Oxygen Technologies, Inc. can conduct and independent audit of IP Service ApS.

At closing, SecurAs did NOT pay any cash to Advanced Oxygen Technologies, Inc.

ITEM 7. FINANCIAL STATEMENTS, PROFORMA FINANCIAL INFORMATION and EXHIBITS

EXHIBIT I

MERGER AGREEMENT

This MERGER AGREEMENT (the "Agreement") dated as of April 11th, 2005 is by and among the shareholders of Mobili Group A/S, (as presented in schedule 1.1 – “The Shareholders”), a corporation organized under the laws of Denmark (the "Company”), and Mobile Group Inc., a Delaware corporation (the "Acquisition Company").

R E C I T A L S

WHEREAS, AOXY Inc. (Advanced Oxygen Technology Inc., New York) has formed the Acquisition Company for the purposes of merging with and into the Company;

WHEREAS, the Board of Directors of the Acquisition Company and the Company have each adopted a resolution approving this Agreement and declaring its advisability in accordance with the requirements of Delaware Law, the laws of Denmark, and the charter documents of their respective companies; and

WHEREAS, the AOXY, as the direct Controlling stockholder of the Acquisition Company, and the Principal Stockholders - “The Shareholders” - of the Company have each indicated their intent, immediately following the execution of this Agreement, to vote in favor of the adoption of this Agreement; and

WHEREAS, the Acquisition Company desires to acquire all issued shares in the Company and outstanding through a tax-free reverse subsidiary merger in accordance with the terms and conditions of this Agreement; and

A G R E E M E N T

NOW, THEREFORE, in consideration of the premises, and the mutual representations, warranties, covenants and agreements hereinafter set forth, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto, intending to be legally bound, agree as follows.

ARTICLE I

DEFINITIONS

1. Certain Defined Terms. As used in this Agreement, the following terms (when used with initial capital letters) shall have the following respective meanings:

“SEC”. The Security and Exchange Commission, Washington DC, USA.

"AFFILIATE" has the meaning set forth in Rule 12b-2 of the regulations promulgated under the Securities Exchange Act.

"CLOSING" means the in fact exchange of shares and ownership as specified.

"CLOSING DATE" means the day of delivery of shares in the merging companies.

"CLOSING DATE BALANCE SHEET" means the balance sheet in the Company at the Closing date.

"CONFIDENTIAL INFORMATION" means any information concerning the businesses and affairs of the Company or the parties, that is not generally available to the public.

ATTACHMENTS

Schedule 1.1 List of Shareholders in Company

Schedule 1.2 Officers and Directors in company and Acquisition Company

Schedule 1.3 Audited financials for Company.

ARTICLE II. The agreed transaction.

“The Shareholders” hereby agrees to sell and transfer all rights and ownership to the shares in the Company to the Acquisition Company.

The Acquisition Company hereby agrees to issue and deliver to “The Shareholders” 800 of a total of 1000 (one thousand) issued shares in the Acquisition Company (80%).

ARTICLE III. Governing the Acquisition Company.

“The Shareholders” will at the time of this merger have the right to appoint 3 of a total of 5 members of the board of directors and will (through their appointees) have the right to appoint the manager (CEO) of the Acquisition Company.

ARTICLE IV. Public Statements

As a NASDAQ company AOXY must within 8 days from this transaction make a public filing with the SEC regarding this transaction.

The parties agrees that no other party to the agreement makes any public statement regarding this transaction.

The parties further agrees not to make public or disclose to third party confidential information regarding this transaction or the business of the parties that might come to knowledge through this agreement and the transaction involved.

ARTICLE V. Closing.

The Closing will take place in New York unless the parties all agree to close the transaction in another location.

“The Shareholders” will at closing deliver the shares in the Company.

The Company will at closing deliver a Closing Data Balance Sheet and audited financials for the previous periods.

The Acquisition Company will at closing deliver shares issued to “Shareholders”

Closing Date is agreed to Thursday April 14th, 2005.

ARTICLE VI. Costs

All costs, including costs for attorneys and auditing incurred in order to consummate and close this proposed transaction is to be paid by the Company.

ARTICLE VII. Termination of Merger Agreement

Should for any reason this proposed transaction not be closed on or before June First 2005, this agreement becomes null and void and none of the parties to this agreement shall be bound by any of the provisions in the agreement – except for the confidentiality agreement.

/s/Robert E. Wolfe/s/ Advanced Oxygen Technologies, Inc.

/s/Klaus Aamann/s/ , KBA Holding ApS

/s/ Rasmus Refer/s/, ARCO Investments ApS

/s/ Rene Lauritsen/s/, Sapiens Alliance Ltd

/s/Tanveer Sharif/s/ Desi Star

/s/Thomas Rex Frederiksen /s/, DK Group Holding Ltd.

/s/Jesper Thomsen/s/, Svaneco Ltd.

Schedule 1.1 List of Shareholders in Company

13 Side Jesper Thomsen, Svaneco Ltd. (i det følgende: "JT") René Lauritsen, Sapiens Alliance Ltd. (i det følgende: "RL") Rasmus Refer, Arco Investment A/S (i det følgende: "RR") Thomas Rex Frederikse, DK Group Holding Ltd.n (i det følgende: ”TR”) S Klaus Aamann,KBn Holding ApS (i det følgende: ("KA") Tanveer Sharif, Desi Star (i det følgende: " TS") Ownership Shares % kr. nom. JT 18,00 125.000,00 RL 18,00 125.000,00 RR 18,00 125.000,00 KA 18,00 125.000,00 TS 9,00 12.500,00 TR 19,00 26.388,00 Total 100,00 138.888,00

Schedule 1.2 Officers and Directors in company and Acquisition Company

Mobile Group Inc.

Chairman: Robert E. Wolfe

President: Robert E. Wolfe

Schedule 1.3 Audited Financial Statements

F-1 MOBILIGROUP ApS Financial Statements for the year ended December 31, 2004 and the period ended March 10, 2005 INDEX TO FINANCIAL STATEMENTS Consolidated Financial Statements of the Company Page Report of Independent Auditors F-2 Balance Sheets at December 31, 2004 and March 10, 2005 F-3 Statements of Operations for the years ended December 31, 2004, March F-4 10, 2005 Statements of Shareholders’ Equity for the years ended December 31, F-5 2004, March 10, 2005 Statements of Cash Flows for the years ended December 31, 2004, March F-7 10, 2005 Notes to Financial Statements F-8 REPORT OF INDEPENDENT AUDITORS The Board of Directors and Shareholders Mobiligroup ApS We have audited the accompanying balance sheets of Mobiligroup ApS as of December 31, 2004 and March 10, 2005 and the related statements of operations, shareholders’ equity and cash flows for each of the periods. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mobiligroup ApS at December 31, 2004 and March 10, 2005 and the results of its operations and its cash flows for each of the periods, in conformity with accounting principles generally accepted in the United States of America. Søren Jonassen State Authorized Public Accountant Copenhagen, Denmark March 15, 2005 Moblilgroup ApS BALANCE SHEETS (in thousands) 2004 2005 DKK DKK US$ ASSETS Current assets: Cash and cash equivalents 0 0 0 Accounts receivable trade, net of allowance for doubtful accounts of DKK 0 in 2005 (DKK 0 0 0 in 2004) Accounts receivable, related parties 0 0 0 Inventories 0 0 0 Prepaid income taxes 0 0 0 Deferred tax assets 0 0 0 Prepaid expenses 0 0 0 Other current assets 0 0 0 Total current assets 0 0 0 Equipment, and improvements, net of accumulated depreciation 0 0 0 Software and licence rights, net 2,910 160 524 Investments in equity investees 0 0 0 Other assets 0 0 0 Total assets 160 2,910 524 LIABILITIES AND SHAREHOLDERS’ EQUITY Current liabilities: Accounts payable 0 39 7 Accrued expenses 35 35 6 Short-term borrowings 0 0 0 Deferred income 0 0 0 Income taxes payable 0 0 0 Total current liabilities 35 74 13 Shareholders’ equity Common Shares (authorized and issued 138,888 in 2005 and 125,000 in 2004,at par value DKK 1) 125 139 25 Additional paid-in capital 0 2,736 493 Retained earnings 0 (7) (39) Total shareholders’ equity 125 2,836 511 ==== ==== ==== Total liabilities and shareholders’ equity 160 2,910 524 See accompanying notes. Mobiligroup ApS STATEMENTS OF OPERATIONS (in thousands, except per share data) Year Ended Decembe r 31 and March 10 2004 2005 DKK DKK US$ Net revenue 0 0 0 Operating expenses: Cost of sales 0 0 0 Selling and marketing expenses 0 0 0 General and administrative expenses 0 39 7 Total operating expenses 0 39 7 Operating (loss) (0) (39) (7) Interest income 0 0 0 Interest expense (0) (0) (0) Other income (expense), net (0) 0 0 Income (loss) before income taxes (0) (39) (7) Income taxes and income tax benefit, net 0 0 0 Net (loss) (0) (39) (7) Net (loss) per common share, (0) (0.0) (0.0) basic and diluted Average common shares outstanding 125,000 138,888 138,888 See accompanying notes. Mobiligroup ApS STATEMENTS OF SHAREHOLDER’ EQUITY (in thousands) Common Additional Retained Total Shares Paid-In Earnings Capital DKK DKK DKK DKK ========= ========== ======== ====== Balance at 125 0 0 125 November 8, 2004 Net income (loss) 0 (0) (0) 0) Balance at 125 0 (0) 125 December 31, 2004 Issuance of13,888 14 2,736 0 2,750 shares, March 8, 2005 Net income (loss) (39) (39) Balance at March 10, 2005 139 2,736 (39) 2,836 See accompanying notes. Mobiligroup ApS STATEMENTS OF CASH FLOWS (in thousands) Year Ended December 31 and March 10, --------------------------------------------------- 2004 2005 --------------- ------------------------- DKK DKK US$ Cash flows from operating activities: Net income (loss) (0) (39) (7) Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities: Depreciation and 0 0 0 amortization (Gain) loss on sale of 0 0 0 fixed assets Deferred tax, net 0 0 0 Changes in operating assets and liabilities: Accounts receivable 0 0 0 Inventories and other assets 0 0 0 Accounts payable 0 39 7 Accrued expenses 35 0 0 Deferred revenue 0 0 0 Cash provided by (used in) operating activities 35 (0) (0) Cash flows from investing activities: Purchases of software (160) (2,750) (495) rights Cash capital expenditures 0 0 0 Proceeds from sales of fixed assets 0 0 0 Investment in equity investees 0 0 0 Cash provided by (used in) in investing activities (2,750) (160) (495) Cash flows from financing activities: Net change in short-term borrowings 0 0 0 Proceeds from issuance of common shares and warrants 25 2,750 495 Cash provided by (used in) financing activities 25 2,750 495 Net increase (decrease) in cash and cash 0 0 0 equivalents Cash and cash equivalents, beginning 0 0 0 of period Cash and cash equivalents, end of 0 0 0 period Cash paid for interest 0 0 0 Cash paid for taxes 0 0 0 See accompanying notes. 1. Summary of Significant Accounting Policies Description of Business The Company is developing mobile software solutions. The company is focusing on selling selected service for mobile telephony during the year 2005. Reporting currency The functional currency of the Company is the local currency of the country in which the company conduct its business. Balance sheet accounts are translated into DKK at the year end exchange rate and items in the statement of operations are translated at the average exchange rate. Resulting translation adjustments are charged or credited to a separate component of shareholders’ equity. Information expressed in US dollars The Consolidated Financial Statements are stated in Danish Kroner (“DKK”), the currency of the country in which the Company is incorporated and operate. Translation of DKK amounts into US Dollar amounts is included solely for the convenience of the reader and has been made at the rate of 5.5529 DKK to US $ 1, the approximate exchange rate at March 10, 2005. Such translation should not be construed as a representation that the DKK amounts could be converted into US Dollars at that or any other rate. Risks and uncertainties The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Cash and cash equivalents Cash and cash equivalents represent cash and short-term deposits with maturities of less than three months at the time of purchase. Equipment, works of art and improvements Equipment and improvements are carried at cost. Equipment is depreciated on a straight-line basis over the expected useful lives at rates varying between 10% and 20% per annum. Leasehold improvements are amortized over the shorter of their expected lives or the non-cancelable term of the lease. Software rights Software rights are carried at cost. Software rights is depreciated on a straight-line basis over the expected useful lives at rates between 33% and 20% per annum. Revenue recognition Revenues from services are recognized at the date of delivery of the service. Subscriptions are recognized over the subscription period. 1. Summary of Significant Accounting Policies (continued) Concentration of credit risk Cash and cash equivalents are, for the most part, maintained with major financial institutions in Denmark. Advertising Advertising costs are expensed as incurred. Advertising expenses totaled DKK 0 and DKK 0 in 2004 and 2005, respectively. Income taxes The Company accounts for income taxes using the liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Other post-retirement and post-employment benefits The Company does not provide its employees with post-retirement and post- employment benefits. 2. Equipment, works of art and improvements Equipment, and improvements consisted of the following: December 31, 2004 2005 Equipment, furniture and fixtures 0 0 Leasehold improvements 0 0 Less accumulated depreciation 0 0 Net equipment and improvements 0 0 3. Software rights Equipment, and improvements consisted of the following: December 31, 2004 2005 Software rights 160 2,910 Less accumulated depreciation 0 0 Net software rights 160 2,910 4. Income Taxes The Company file a separate tax returns in its country of incorporation. Deferred income taxes represent the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes. No benefit has been recorded in the financial statements for net operating losses as the entire carryforward has been offset by a valuation allowance. The tax benefit associated with the pretax losses in each period has been partly offset by increases in the valuation allowance. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2004 and March 10, 2005 are as follows: December 31, 2004 2005 Deferred tax assets Net operating loss carryforwards 0 12 Other accruals 0 0 Less: Valuation allowance 0 (12) Deferred tax assets 0 0 Deferred tax liabilities Tax over book depreciation 0 0 Deferred tax liabilities 0 0 Net deferred tax assets 0 0 Net operating losses amount to DKK 0, and DKK 39, respectively. The net operating loss for Denmark may be carried forward indefinitely. For financial reporting purposes, income before income taxes are as follows: December 31, 2004 2005 Pretax income: Denmark (0) (39) Significant components of the provision for income taxes are: Current: Denmark 0 0 Others 0 0 Deferred: Denmark 0 0 Others 0 0 Total: 0 0 The reconciliation of income tax computed at the Danish statutory tax rate to income tax expense is: 2004 2005 Danish income tax rate (30)% (30)% Valuation allowances on NOL’s 30% 30 % Effect of lower tax rates in foreign subsidiaries Other items, net Reported income tax expense 0% 0% 5. Shareholders’ equity Capital increase The capital has been increase with DKK 2,750 as of March 8, 2005 by issuance of 13,888 shares. 6. Commitments The company does not have any commitments. 7. Related party transactions A. The Company has completed two purchases of software rights from related parties. These software rights have been sold in two transactions to the company for DKK 160 and DKK 2,750. Both transactions have been paid by issuance of respectively 125,000 shares and 13,888 shares. Exhibit II

WAIVER AGREEMENT THIS AGREEMENT is made as of April 23, 2005, (together with the Schedules attached hereto, referred to as "Agreement") by and among Advanced Oxygen Technologies, Inc., a Delaware corporation (AAOXY@), and the persons, corporations or assigns listed on Schedule 2 hereto (herein referred to collectively as "Shareholders" and each a "Shareholder"). In reliance upon the representations and warranties made herein and in consideration of the mutual agreements herein contained the parties hereby agree as follows: SECTION 1. RELEASE OF SHARE CONVERSION; CONSIDERATION. 1.01 Release of Share Conversion. Shareholders shall at the closing of the transactions hereinafter provided waive and relinquish all right, to collect from AOXY the Share Conversion owed to each of the Shareholders by AOXY in an amount to each Shareholder as set forth on the back side of the Preferred Share ("Preferred Share") received by the Shareholders pursuant to the Stock Acquisition Agreement of March 2003 ("Stock Acquisition Agreement") whereby AOXY purchased 100% of the stock of IP Services, ApS from the Shareholders plus any interest earned thereon. 1.02 Release of Liability. AOXY shall release and indemnify the Shareholders against any claims AOXY has for breach of contract, false warranties or false representations associated with the Stock Acquisition Agreement or the Set Off notice of February 27, 2004. 1.03 Consideration for Release. In consideration of the release of the Company, the Shareholders will compensate, pay, transfer, assign and distribute (the "Consideration) to AOXY as follows: (a) The Preferred Share, (b) One Million One hundred twenty thousand (1,120,000) shares of Advanced Oxygen Technologies, Inc. 1.03 Transactions Closing Date. (a) Delivery of Agreement. At the Closing, each Shareholder will deliver to AOXY a duly executed counterpart signature page to this Agreement; and (b) Delivery of Consideration. At the Closing, (i) AOXY will deliver or cause to be delivered, to each Shareholder the Database in electronic format; and (c) Documents. Each of the documents contemplated by this Agreement. SECTION 2. CLOSING. The Closing will take place at the offices of AOXY at 133 W 13th Street, Suite 5 New York, NY 10011 on the April 23, 2005. SECTION 3. REPRESENTATIONS AND WARRANTIES OF SHAREHOLDERS. Each Shareholder(s), as and for himself or itself, severally and not jointly, represents and warrants the following to the best of his or its knowledge without independent investigation: (a) Share Conversion Ownership. Each Shareholder owns his portion of the Preferred Share and the original shares issued for the transaction of the Stock Acquisition Agreement. (b) Validity of Agreement; Authority. This Agreement has been duly executed and delivered by each Shareholder and (assuming valid execution and delivery by AOXY) is a valid and binding obligation of each Shareholder, enforceable in accordance with its terms. SECTION 4. REPRESENTATIONS AND WARRANTIES OF AOXY. AOXY represents and warrants the following: (a) Authority to take Action. I. The execution and delivery of this Agreement and the carrying out of the provisions hereof will not contravene any provisions of law, any order, judgment and/or decree of any court or other governmental agency or AOXY=s certificate of incorporation or charter, by-laws or any indenture, agreement or other instrument to which AOXY is a party or by which it may be bound, or by which any property owned by it may be bound ..II. All corporate and legal actions required to be taken in connection with this Agreement pursuant to the laws of any State or other governmental authority have been so taken. (b) Compliance with Laws. AOXY has not received notice of any violation of any law, regulation or ordinance which violation would materially and adversely affect it or its operations. (c) Consents. AOXY is not required to obtain consent, approval, registration, qualification or filing with any United States federal, state or local government authority or any foreign government authority in connection with execution of this Agreement or consummation of the transactions contemplated hereby, other than the required filings with the United States Securities and Exchange Commission. SECTION 5. CONDITIONS PRECEDENT TO SHAREHOLDERS= OBLIGATION TO COMPLETE THE TRANSACTION. The obligation of each Shareholder to consummate the transactions described in Section 1 hereof is subject to the fulfillment of each of the following conditions prior to or at the Closing: (a) Delivery of Consideration. Each Shareholder shall have received delivery of the consideration as contemplated herein. (b) No actions or proceedings. No action or proceeding shall be pending or threatened on the Closing Date wherein an unfavorable judgment, decree or order would prevent or make unlawful the carrying out of this Agreement or would cause the transaction contemplated by this Agreement to be rescinded. SECTION 6. CONDITIONS PRECEDENT TO AOXY=S OBLIGATION TO COMPLETE THE TRANSACTION. The obligation of AOXY to consummate the transactions described in Section 1 hereof is subject to the fulfillment of each of the following conditions prior to or at the Closing: (a) Waiver. Each Shareholder shall have executed and delivered to AOXY a counterpart signature page to this Agreement. (b) Representations and Warranties of Shareholders. The representations and warranties made by the Shareholders herein shall be true and correct in all material respects. (c) No actions or proceedings. No action or proceeding shall be pending or threatened on the Closing Date wherein an unfavorable judgment, decree or order would prevent or make unlawful the carrying out of this Agreement or would cause the transaction contemplated by this Agreement to be rescinded. SECTION 7. SURVIVAL OF REPRESENTATIONS AND WARRANTIES. All representations and warranties contained herein or made in writing by the parties in connection with the transactions contemplated hereby shall survive the execution and delivery of this Agreement and the closing of the transactions contemplated by this Agreement, regardless of any investigation made by or on behalf of the parties or any payment for and acceptance of Consideration hereunder. All statements contained in any certificate, list, letter or other instrument delivered by or on behalf of the parties pursuant hereto or in connection with the transactions contemplated hereby (including statements, letters or certificates of independent parties such as public accountants or attorneys) shall constitute representations and warranties by the parties hereunder. SECTION 8. INDEMNIFICATION. (a) Of AOXY. Each Shareholder agrees to defend, indemnify and hold harmless AOXY against and in respect of (i) any and all losses, liabilities, damages, deficiencies, costs or expenses (including, without limitation reasonable attorneys fees and disbursements) resulting from (A) the breach of any covenant, warranty or agreement hereunder by such Shareholder or (B) any representations made by such Shareholder in this Agreement, not being complete and correct or being false and misleading or containing any material misstatement of fact or omitting any material fact required to be stated to make the statements therein not misleading; and (ii) any and all actions, suits, proceeding, claims, demands, assessments, judgments, costs and expenses (including, without limitation, reasonable attorneys fees and disbursements) incident to any of the foregoing; provided, however, that if any such action, suit or proceeding shall be asserted against AOXY in respect to demand indemnification, Shareholders shall be promptly notified to that effect and shall have the right to assume the control of the defense, compromise or settlement thereof, including, at their own expense, employment of counsel reasonably acceptable to AOXY. (b) Of Shareholders. AOXY agrees to defend, indemnify and hold harmless Shareholders against and in respect of (i) any and all losses, liabilities, damages, deficiencies, costs or expenses (including, without limitation reasonable attorneys fees and disbursements) resulting from (A) the breach of any covenant, warranty or agreement hereunder by AOXY or (B) any representations made by AOXY in this Agreement, not being complete and correct or being false and misleading or containing any material misstatement of fact or omitting any material fact required to be stated to make the statements therein not misleading; and (ii) any and all actions, suits, proceeding, claims, demands, assessments, judgments, costs and expenses (including, without limitation, reasonable attorneys fees and disbursements) incident to any of the foregoing; provided, however, that if any such action, suit or proceeding shall be asserted against a Shareholder in respect of which such Shareholder proposes to demand indemnification, AOXY shall be promptly notified to that effect and AOXY shall have the right to assume the control of the defense, compromise or settlement thereof, including, at its own expense, employment of counsel reasonably acceptable to Shareholders. (c) Payment. Any indemnification payments required pursuant to Section 8(a) and 8(b) hereof shall be paid in full within ten (10) days after receipt of notice specifying (i) the amount required to be paid and (ii) the nature of the event or events giving rise to indemnification hereunder. (d) Liability. The liability of the parties under this Section 8 shall be without limitation, and the failure of either of them to withhold amounts from any payments shall not act as a waiver of or diminish the obligations of parties under this Section 8. (e) Interest. Any and all amounts which may become due and payable pursuant to this Section 8 shall bear interest from the date when due to the date of payment at a percentage rate of twelve (12%) percent per annum. SECTION 9. COMMISSIONS, FEES AND EXPENSES. Shareholders and AOXY each represent and warrant to the other that the negotiations relative to this Agreement and the transactions contemplated hereby have been carried on by Shareholders and AOXY directly and in such manner as not to give rise to any valid claim against either for a brokerage commission, finder's fee or other like payment. SECTION 10. APPLICABLE LAW. This Agreement shall be governed by, and construed in accordance with, the law of the State of New York (other than its law with respect to conflicts of laws), including all matters of construction, validity and performance. SECTION 11. NOTICES. All notices, requests, permissions, waivers, and other communications hereunder shall be in writing and shall be deemed to have been duly given if signed by the respective persons giving them (in the case of any corporation the signature shall be by an officer thereof) and delivered by hand, sent via facsimile transmission, nationally-recognized overnight courier service or deposited in the United States mail (registered, return receipt requested), properly addressed and postage prepaid to the intended recipient thereof to the address for such person on the signature page(s) hereof. All such notices, requests, consents and other communications shall be deemed to have been delivered (a) in the case of personal delivery or delivery by telecopy, on the date of such delivery, (b) in the case of dispatch by nationally-recognized overnight courier, on the next business day following such dispatch and (c) in the case of mailing, on the third business day after the posting thereof. Such names and addresses may be changed by such notice. SECTION 12. ENTIRE AGREEMENT; AMENDMENT; HEADINGS; COUNTERPARTS. This Agreement, including the Schedules hereto, all of which are a part hereof, contains the entire understanding of the parties hereto with respect to the subject matter contained herein and therein, supersedes and cancels all prior agreements with respect hereto or thereto and may be amended only by a written instrument executed by the parties or their respective successors or assigns. There are no restrictions, promises, representations, warranties, agreements or undertakings of any party hereto with respect to the transactions under this Agreement other than those set forth herein or made hereunder in the documents delivered at each Closing. The section and paragraph headings contained in this Agreement and the description of exhibits attached hereto are for reference purposes only and shall not affect in any way the meaning or interpretation of this Agreement. This Agreement may be executed in one or more counterparts and each counterpart shall be deemed to be an original. SECTION 13. PARTIES IN INTEREST. Except with the express written consent of the other parties hereto, this Agreement shall not be assignable or otherwise transferred in whole or in part. This Agreement shall inure to the benefit of and be binding upon the parties and their respective successors. Nothing in this Agreement, express or implied, is intended to confer upon any other person any rights or remedies under or by reason of this Agreement. SECTION 14. SEVERABILITY. The invalidity of any portion hereof shall not affect the validity, force or effect of the remaining portions hereof. SECTION 15. FURTHER ASSURANCES. Shareholders and AOXY shall execute and deliver or cause to be executed and delivered such additional instruments, and take such other actions as the other party may reasonably request in writing in order to effectuate the purposes of this Agreement. Remainder of Page Left Intentionally Blank IN WITNESS WHEREOF, the parties hereto have duly executed this Agreement as of the date first above written. SHAREHOLDERS: Signature Date
/sDan Sommer/ Henistone Projects Ltd.
2 Eastglade Northwood Middlesex HA6 3LD
United Kingdom
/s/Dan Sommer/s/ Logical Management UK Ltd.
4 Bury Farms Old Amersham
Buckinghanshire HP7 OSJ
United Kingdom

/s/Aage Madsen/s/ Borkwood Developments Ltd.
103 Kingsway London United Kingdom
Henistone Projects Ltd:
Directors: Ben Weiner, 4 Bury Farms, Old Amershvm, Buckinghamshire, HP7 OSJ, United Kingdom
Secretary: Dan Sommer, Søtoften 10, Tårnet, 8660 Skanderborg, Denmark
Beneficial Owner: Edith Madsen, Sdr. Brogade 99, 8700 Horsens, Denmark Logical Management Ltd:
Directors: Ben Weiner, 4 Bury Farms, Old Amershvm, Buckinghamshire, HP7 OSJ, United Kingdom
Secretary: Dan Sommer, Søtoften 10, Tårnet, 8660 Skanderborg
Beneficial Owner: Johs. Nielsen, Kongens Gavevej 24, 3200 Helsinge, Denmark Borkwood Development Ltd:
Directors: Hanna Van Breukelen, Amsterdam, Nederlands.
Secretary. Aage Madsen, Voervadsbro, Skanderborg, Denmark
Beneficial owner: Aage Madsen, Voervadsbro, Skanderborg, Denmark
Advanced Oxygen Technologies, Inc. By: /s/ Robert E. Wolfe /s/
Robert E. Wolfe, Chairman Schedule 4(a)
Subsidiaries of Advanced Oxygen Technologies, Inc. IP Service ApS. EXHIBIT III STOCK ACQUISITION AGREEMEN T APRIL 27, 2005 FOR: 100 % IP SERVICES ApS STOCK BETWEEN: THE SHAREHOLDERS OF IP SERVICES, ApS AND SECURAS, LTD. Table of Contents STOCK ACQUISITION AGREEMENT 3
1. RECITALS. 3
2. CONSTRUCTION & INTERPRETATION. 3
3. DEFINITIONS. 3
4. PURCHASE AND SALE; CLOSING. 4
5. PURCHASE PRICE 5
6. DELIVERIES 6
6.1. SHAREHOLDERS DELIVERIES 6
6.2. BUYER'S DELIVERIES. 6
7. REPRESENTATIONS AND WARRANTIES 6
7.1. BUYER REPRESENTS, WARRANTS, COVENANTS AND AGREES AS FOLLOWS: 6
7.2. THE SHAREHOLDERS REPRESENT, WARRANT, COVENANT AND AGREE AS FOLLOWS: 7
9. INDEMNIFICATION. 10
10. TAXES. 10
11. COSTS AND EXPENSES 11
12. BROKERS, FINDERS OR COMMISSIONS 11
13. CONFIDENTIALITY; PUBLIC ANNOUNCEMENTS 11
14. MISCELLANEOUS PROVISIONS 11
SIGNATURES: 14
EXHIBITS 15
SCHEDULE 1 15
DELIVERED DOCUMENTS 15
EXHIBIT A 17
SHAREHOLDERS 17
EXHIBIT C 17
AUDITED FINANCIAL STATEMENTS 17
EXHIBIT D 17
LEASE 17
EXHIBIT E 17
US PERSON 17
EXHIBIT K 19
LIABILITIES 19
EXHIBIT L 19
EXCLUDED ASSETS/EXCLUDED LIABILITIES 19 STOCK ACQUISITION AGREEMENT
THIS STOCK ACQUISITION AGREEMENT (this "Agreement") is dated as of April 27, 2005, among: (i) SecurAs, Ltd., a Delaware corporation ("Buyer"); and (ii) the shareholder(s) as listed on
Exhibit A herein (collectively, the "Shareholders").
1. Recitals.
1.1. The Shareholders own One Hundred (100) percent of the issued and outstanding shares of the capital stock (the "Parent Equity") of IP Service ApS, a Denmark corporation IPS") in the amounts as listed on Exhibit A.1.2. IPS owns no subsidiaries, in whole or in part, as listed on Exhibit Q "Subsidiaries". For purposes of this Agreement, IPS shall be referred to as the "Company" or the "Companies."1.3. The Companies are engaged in the business of Network Security and software security systems (the "Business").
1.4. The Shareholders wish to sell and the Buyer wishes to purchase all of the Parent Equity, (collectively the "Shares"), pursuant to the terms and conditions of this Agreement.1.5. In consideration of the mutual benefits and covenants contained herein, and subject to the terms and conditions set forth herein, the parties hereto voluntarily enter into this Agreement. 2. Construction & Interpretation.
2.1. All documents referred to in this Agreement as "Schedules" and "Exhibits" are hereby incorporated by such reference as a part of this Agreement as though set forth in full at the point of such reference. 2.2. Whenever in this Agreement there appears the locative adverbs "herein", "hereunder", "herein below", "herein above", "under this Agreement", or any substantially similar adverb or phrase, the same shall be deemed to refer to this Agreement in its entirety and not to any specific article, section, subsection, subpart, paragraph or subparagraph.
2.3. As used herein, the terms "in this Agreement," "under this Agreement" or substantially similar terms, encompass not only the four corners of this Agreement, but also mean, refer to and include all exhibits, schedules, or ancillary documents attached hereto. 3. Definitions.
3.1. In addition to any other terms or phrases which may be defined herein, the following definitions shall apply to and govern this Agreement:
3.1.1. "Affiliate" shall mean (i) a person or entity that, directly or indirectly, through one or more intermediaries controls or is controlled by, or is controlled by a person or entity that controls such person or entity; (ii) any trust or estate in which such person or entity has a beneficial interest or as to which such person serves as a trustee or in another fiduciary capacity; (iii) any spouse, parent or lineal descendent of such person or entity and (iv) an affiliate as defined by the Securities Act of 1933, as amended. As used in this definition, "control" shall mean possession, directly or indirectly, of power to direct or cause the direction of management or policies, whether through ownership of securities, partnership or other ownership interest, by contract or otherwise.
3.1.2. "Ancillary Documents" shall mean the Employee Contract(s), Covenant of Non Competition, other agreements, opinions, and instruments or documents (together with any exhibits or schedules attached thereto) contemplated by, required by or referred to in, this Agreement for the consummation of the transactions contemplated hereby.
3.1.3. 'Asset Appraisal' shall mean the independent market appraisal of the Assets conducted by an appraiser acceptable to the Buyer as of and as amended, reflected in the Audited Financial Statements, together with any exhibits or schedules annexed thereto.
3.1.4. 'Asset Purchase Agreement' shall mean that there is no Agreement for Purchase &
Sale of Specified Business Assets among Buyer and the Company and that all Assets of the Company will remain in the Company except as provided in Exhibit L and Exhibit
K.
3.1.5. "Assets" shall mean the furniture, fixtures, equipment, property, vehicles and other tangible personal property of the Companies.
3.1.6. "Audited Financial Statements" attached hereto as Exhibit C, means:
3.1.6.1. The unqualified audited financial statements of the Companies for the periods ending 30-Jun-04, 31-Jen-03, 31-Jun-02, all prepared in accordance with generally accepted accounting principles by independent certified public accountants/auditors acceptable to Buyer, and
3.1.7. "Closing" and "Closing Date" shall have the meanings specified in Section 4.4 hereof.
3.1.8. "Delivered Documents" shall mean the documents and materials listed on Schedule 1.
3.1.9. "Excluded Assets" and/or "Excluded Liabilities" shall mean those assets and rights listed on Exhibit L and the liabilities listed on Exhibit L respectively.
3.1.10. "HSR Act" shall mean the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as
amended.
3.1.11. "Lease" or "Leases" shall mean, collectively all those property, office, space or other facility(ies) lease(s), including but not limited to that certain lease(s) executed by the
Company(ies) each providing for the lease of the Companies' facilities, true copies of which are attached hereto as Exhibit D.
3.1.12. "Lease Contracts" shall mean the equipment lease contracts executed by the
Companies as listed on Exhibit M.
3.1.13. "Liability" or "Liabilities" shall mean any liability, obligation, loss or contingency, whether known or unknown, asserted or unasserted, absolute or contingent, accrued or un-accrued, liquidated or un-liquidated, and whether due or to become due, regardless of when asserted or arising, listed on Exhibit K attached hereto and made a part hereof, attached hereto and made a part hereof.
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
4.4. Closing. The closing of the transactions contemplated by this Agreement (the "Closing")
will take place at a location mutually acceptable to the parties, no later than the earlier of (i)
April 27, 2005 and (ii) three (3) business days after the expiration or early termination of the waiting period under the HSR Act (if applicable), or such other day mutually acceptable to the parties hereto (in each parties' sole and absolute discretion) following the date on which all such conditions shall have been met (the "Closing Date"). In the event that the Closing has not occurred by April 27, 2005, for any reason, either Buyer or the Shareholders may terminate this Agreement. In addition, notwithstanding anything else in this Agreement to the contrary, the parties hereto mutually understand and agree that the Closing shall be conditioned upon the closing of the transactions contemplated under the Asset Purchase
Agreement.
4.5. HSR Act Notification. Unless the notification and report referred to in this sentence shall have been filed prior to the execution hereof or unless such notification and report shall be deemed by the parties hereto not to be required by the HSR Act, the parties hereto, as promptly as practicable, but in no event later than five (5) business days after the date of this
Agreement, file with the Federal Trade Commission (the "FTC") and the Antitrust Division
of the Department of Justice (the "Antitrust Division") the notification and report form required for the transactions contemplated hereby pursuant to the HSR Act and request early termination of the statutory waiting period thereunder. The parties hereto shall furnish to each other such necessary information and reasonable assistance as may be requested in connection with the preparation of any filing required to be made under the HSR Act, and shall use all reasonable efforts to respond as promptly as practicable to all inquiries received from the FTC or the Antitrust Division for additional information or documentation and to obtain as promptly as practicable any clearance required under the HSR Act for the transactions contemplated hereby. Shareholders agree to pay any and all filing fees, notification fees and costs, or other costs associated with compliance of the HSR Act.
5. Purchase Price
5.1. The purchase price for the Shares (the "Purchase Price") shall be Seven Hundred and Fifty
Thousand Dollars ($750,000.00), payable in cash, cash equivalents, securities, bonds, notes, or other compensation acceptable to the Shareholders, as further defined in 5.2 below or otherwise agreed to in writing by the parties hereto.
5.2. The Purchase Price shall consist of the following compensation:
5.2.1. Cash, or
5.2.2. Royalties: Until such time that the entire Purchase Price is paid, the Buyers will pay the Shareholders a Royalty ("Royalty" or "Royalties") derived from all revenue from IP
Service ApS or its products with the following conditions:
5.2.2.1. The Royalty shall be 33.33% of all revenue derived from or associated with IP
Service ApS or any of its products,
5.2.2.2. The Buyer will pay the Royalty quarterly to the Shareholders on the 10th day following each calendar quarter,
5.2.2.3. The Buyer will deliver to the Shareholder annually on Jan 20th of each year, a certified audit of the revenues of IP Service ApS, and
5.2.2.4. The Buyer will permit the Shareholders to conduct an independent audit of IP
Service ApS at any time.
6. Deliveries
6.1. Shareholders Deliveries
Against delivery of the Purchase Price by the Escrow Agent, and as a condition precedent to
Buyer's obligation to consummate the transactions contemplated hereunder, the Shareholders shall sell, assign, transfer and deliver to Buyer, or Escrow Agent, and simultaneous with the
Escrow Agent's delivers hereinafter specified, all of their respective right, title and interest in and to all of the Shares. In furtherance thereof, as a condition precedent to Buyer's obligation to consummate the transactions contemplated hereunder, the Shareholders shall deliver to Buyer on or before the Closing Date the following:
6.1.1 Stock Certificates or other acceptable title representing 100% of the stock of IP Service
ApS. 6.2. Buyer's Deliveries.
As a condition precedent to the Shareholders' obligation to consummate the transactions contemplated hereunder, Buyer shall deliver to the Escrow Agent on or before the Closing Date the following:
6.2.1. Purchase Price;
6.2.2. All documentation which, in the reasonable opinion of the Shareholders' counsel, is reasonably necessary to consummate the transactions contemplated herein; and
6.2.3. All other documents to be executed by Buyer as described herein.
7. Representations and Warranties
7.1. Buyer represents, warrants, covenants and agrees as follows:
7.1.1. Organization. Buyer is a corporation duly organized, validly existing, and in good standing under the laws of the Great Britain, England and has full corporate power and authority to conduct its business as and where its business is now conducted.
7.1.2. Authority. Buyer has full right, power, authority and capacity to execute and deliver this agreement and any other documents and instruments required to be executed and delivered hereunder, and to perform its obligations under this Agreement and the other documents and instruments executed and delivered in connection herewith. Buyer's execution and delivery of and performance under this Agreement has been duly authorized by all necessary corporate action of Buyer and this Agreement constitutes the valid and binding obligation of Buyer, enforceable against it in accordance with its terms, except as may be limited by bankruptcy, insolvency or other similar laws affecting the enforcement of creditors' rights generally and subject to general principles of equity.
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
7.1.4. Corporate Form. Neither the shareholders nor the board of directors of Buyer have considered any action which would result in a change in Buyer's corporate form
(including merger and dissolution) nor are there any facts or circumstances presently in existence on which basis a reasonable person would have reason to believe that such action would be likely to be taken.
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
7.2.2. Capitalization. As of the date hereof, the authorized capital stock of IP Service ApS is 125 shares of common stock with a par value of 1,000 DKK per share, of which 125 shares are issued and outstanding, and (ii) 0 shares of preferred stock. All the Shares have been duly authorized and validly issued, and are fully paid and non-assessable. As of the Closing Date, there will be no outstanding subscription rights, warrants, options, conversion rights or other rights or agreements of any kind whatsoever entitling any person or entity to purchase or acquire any interest in any of the Shares. As of the
Closing Date, there will be no agreement between any Shareholder and any other person or entity with respect to the voting and transfer of the Shares or the control of the
Companies other than a buy/sale agreement among the Shareholders, which shall be terminated as of the Closing Date. None of the Shares have been issued in violation of any federal, state or other applicable law pertaining to the issuance of securities in violation of any rights, preemptive or otherwise, of any person or entity.
7.2.3. Subsidiaries. IP Service ApS does not own any Subsidiaries, in whole or part.
7.2.4. Authority. The Shareholders and the Companies as the case may be have full right, power, authority and capacity to execute this Agreement and all other agreements and instruments to be executed herewith, and to perform their obligations under this
Agreement and any other agreements to be executed and delivered herewith. This
Agreement and the other agreements and instruments to be executed and delivered in connection herewith constitute valid and legally binding obligations of the Shareholders, and the Companies as the case may be, enforceable in accordance with their terms, except as maybe limited by bankruptcy, insolvency or other similar laws affecting the enforcement of creditors' rights generally and subject to general principals of equity.
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
7.2.8. Litigation. There are no actions, claims, creditors' proceedings, arbitrations or government investigations or other administrative or judicial proceedings pending or, threatened, against or affecting any of the Companies, or assigns, before any court, administrative agency or arbitration panel, and there are no orders, decrees or judgments pending or entered against any of the Companies or the Assets. There are no violations of any law or governmental rule or regulation pending or, threatened against the
Subsidiaries or the Assets. The Companies have complied with all laws and governmental rules and regulations applicable to the Business or the Assets.
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
7.2.10. No Other Agreements. Other than set forth in this Agreement, the Companies have not entered into, and the Companies and the Assets are not subject to, any: (i) written contract or agreement for the employment of any employee of the Company; (ii)
contract with any labor union or guild; (iii) similar contract or agreement affecting or relating to the Company and the Company's Assets other than the Company's 401K
Plan or as disclosed herein or (iv) any other agreement that would adversely affect the
Companies' financial statements. 7.2.11. Collective Bargaining/Employee Benefits. The Companies' collective bargaining agreements, employment pension(s)/agreements, employment benefit agreements/plans, union agreements, or other similar agreements of the Company are true, complete and correct and will not have an adverse impact in the present or future on the Company's financial statements.
7.2.12. Bonding/Credit Capacity. The Companies' bonding, bonding agreements, retention agreements, municipal contracts, government contracts, client contracts, vendor agreements, construction agreements, credit facilities, line(s) of credit, and all other agreements are true, complete and correct and represent the Company's contractual obligations and credit position in total and will not be adversely impacted, discontinued, canceled, voided, or otherwise be altered by executing the transactions contemplated herein and will continue in full force and effect subsequent to the execution of this
Agreement.
7.2.13. Contract Compliance. The Companies' respective obligation(s) under any contract or agreement reflected in the Audited Financial Statements or comprising the Delivered
Documents or Ancillary Documents (as applicable) has been complied with by the applicable Company in accordance therewith and has had no material change or adverse effect in such contract or agreement.
7.2.14. Investment Purposes: Each Shareholder is acquiring the BUYER Shares for investment, for its own account, and not with a view to, or for resale in connection with, any distribution of any part thereof. Each Shareholder acknowledges that the
Buyer is issuing the BUYER Shares hereunder in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended (the AAct@) which depends upon, among other things, the bona fide nature of the investment intent and accuracy of such Purchaser=s representations as expressed herein. Each Shareholder is able to fend for itself, can bear the economic risk of this investment and has such knowledge and experience in financial or business matters that it can evaluate the merits and risks of the investment. Each Shareholder is an " accredited investor" within the meaning of Rule 501(a) of Regulation D promulgated under the Securities Act.
7.2.14.1. Except as set forth in this Agreement, no representations or warranties, oral or otherwise, have been made to Shareholders, including without limitation, any representations concerning the future prospects of BUYER, any employees or affiliates of the Buyer or by any other person whether or not associated with this transaction and in entering into this transaction Shareholder is not relying upon any information.
7.2.14.2. Without in any way limiting the representations set forth above,
Shareholder(s) further agrees not to make any disposition of all or any portion of the BUYER Shares that constitutes "restricted securities" delivered pursuant hereto unless (1) there is then in effect a Registration Statement under the Act covering the proposed disposition and disposition is made according to the
Registration Statement; or (2) the transferee has agreed in writing for the benefit of
BUYER to be bound by the restrictions set forth in this section, to the extent applicable; and each Shareholder has furnished BUYER with an opinion of counsel, reasonably satisfactory to BUYER, that such disposition will not require registration of the BUYER Shares under the Act. Each Shareholder is not a US
Person (as that term is defined in Exhibit E attached hereto).
7.2.15. Each Shareholder acknowledges that BUYER has not solicited this offer to transfer the BUYER Shares within the United States and that the transfer of the BUYER Shares will not take place within the United States (for this purpose, the "United States" means the Unites States of America, its territories and possessions, and any state of the United
States and the District of Columbia). Each Shareholder also acknowledges that the
BUYER Shares have not been registered under the laws of any other country or jurisdiction and that BUYER takes no responsibility for complying with any such laws.
8. Survival. All representations and warranties contained in Sections 7.1 and 7.2 of this Agreement shall survive the Closing Date for a period of Seven Years years after the Closing Date; provided, however, the representations and warranties set forth in Section 7.2.7 and 7.2.19 of this
Agreement shall survive indefinitely. 9. Indemnification.
9.1. Indemnity by Buyer. Buyer shall indemnify, defend and hold harmless the Shareholders from and against and in respect to any loss, claim, damage, liability or expense, (including reasonable attorneys fees) (each a "Loss") resulting to any Shareholder, either directly or indirectly, from: (i) any breach by Buyer of any of the representations and warranties set forth in Section 7.1 above, and (ii) Buyer's failure to fulfill any covenant or agreement contained in this Agreement, and (iii) all liabilities and obligations set forth on Exhibit C or
Exhibit K. This Indemnity shall be absolutely without personal recourse to or personal liability of any shareholder, director or officer of the Buyer.
9.2. Indemnity by the Shareholder(s). The Shareholders shall jointly and severally indemnify, defend and hold harmless Buyer from and against and in respect to any Loss that Buyer shall incur or suffer or which shall arise from or relate to any claim or cause of action by any party with respect to any Loss resulting to Buyer, either directly or indirectly, from: (i) any breach by the Shareholders of the representations and warranties set forth in Section 7.2 above, (ii)
the Shareholders' failure to fulfill any covenant or agreement contained in this Agreement,
(iii) liabilities or obligations not set forth on Exhibit C or Exhibit K, and (iv) any of the
Excluded Assets and Excluded Liabilities.
9.3. Notice to Indemnifying Party. Either party claiming a right to indemnification hereunder
(the "Indemnitee") shall promptly notify in writing the other party hereto (the "Indemnitor")
of the existence of any claim, demand or other matter to which its indemnification obligations hereunder would apply (each a "Claim"), and shall give it twenty (20) days to elect to defend the same at its own expense and with counsel of its own selection. Should the
Indemnitor elect to defend the same at its own expense, the Indemnitor shall have the absolute right to compromise or settle such claim, demand or other matter in its sole discretion. If the Indemnitor fails within twenty (20) days after receipt of such notice to defend the same, the other party hereto shall, in addition to any other rights it may have, at law or in equity, have the right to undertake the defense of and compromise or settle the claim, demand or other matter. 10. Taxes.
10.1. The Shareholders hereby expressly assume responsibility for the payment of, and shall timely pay any and all sales and use taxes and assessments imposed by any governmental authority as well as any transfer fees, assumption fees and the like, if any, that may become due as a consequence of the transactions under this Agreement.
10.2. The Shareholders hereby expressly assume responsibility for the payment of, and shall timely pay any and all taxes of the Companies that are due and payable prior to the Closing
Date, including but not limited to sales and use taxes, withholding taxes, payroll taxes, income taxes, franchise taxes, state taxes, federal taxes or other taxes owed by the
Companies that may be due and assessable for the periods prior to the Closing Date even if such assessment of liability becomes due and payable subsequent to the Closing Date. 11. Costs and Expenses
11.1. Except as specifically stated herein, each party shall bear its own expenses, including expenses of counsel, with respect to this Agreement and the transactions contemplated hereby.
12. Brokers, Finders or Commissions
12.1. Each of the parties to this Agreement represents and warrants to the other that all negotiations relating to this Agreement and the transactions contemplated hereby have been carried on by them individually, by their counsel, consultants or by officers of counsel or consultants for the other party and they have not dealt with or employed any broker or finder in connection with or on account of this Agreement or any transaction herein contemplated and insofar as they have knowledge, except for fees of the parties' respective counsel, consultants and financial advisors for which each party is responsible, no broker, consultant or finder is entitled to any commission or broker's or finder's fee in connection with or as a consequence of any of the transactions contemplated by this Agreement . 13. Confidentiality; Public Announcements
13.1. Each party hereto agrees that it will not, without the prior written consent of the other party, disclose to any third party, directly or indirectly, any trade secrets or confidential data relating to such other party, or the business of such other party, as a result of the transactions contemplated by this Agreement. No public announcement or press release concerning the transactions contemplated herein shall be made at any time by the Buyer, the Shareholders or any of the Companies or unless by mutual written consent or otherwise required by law.
14. Miscellaneous Provisions
14.1. Exclusivity of Presentations and Warranties; Relationship between the Parties. The parties hereto agree that this is an arm's length transaction in which the parties' undertakings and obligations are limited to the performance of their obligation under this Agreement.
Buyer acknowledges that it is a sophisticated investor, that it is undertaken and that the
Shareholders have given Buyer such opportunities as it is requested to undertake, full investigation of the Business (including the Assets and the Companies' books and records), that it has only a contractual relationship with the Shareholders, solely on the terms of this
Agreement, that there is no special relationship of trust or reliance between Buyer and the
Shareholders.
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
14.3. Attorney's Fees & Costs. In the event that any action or other formal proceeding is instituted to enforce or interpret any part of this Agreement, the party prevailing in such action or proceeding shall be entitled to recover, in addition to the prevailing party's costs of suit, such attorneys' fees as the presiding tribunal deems to have been reasonably incurred by the prevailing party.
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
14.9. Definition of Writing. All references in this Agreement to "written" consents, notices or other documentation required to be given, received or obtained, shall mean a writing (printed, typewritten or handwritten) actually signed by the party giving such consent, notice or otherwise, with the intent to give such consent, notice or otherwise, free from duress, undue influence, fraud and coercion.
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
14.13.1. SHAREHOLDERS:
See Exhibit A 14.13.2. BUYER :
SecurAs, Ltd. , 7 Stewards Court, Carlisle Close, Kingston Upon Thames,
SURREY KT2 7AU, UK
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
SecurAs, Ltd.
By:/s/Howard Freeman/s/ Date: Name:__ Howard Freeman ________ Witness:
Title: _Director______________ Name:
SHAREHOLDERS:
Advanced Oxygen Technologies, Inc.
By:/s/Robert E. Wolfe/s/ Date: April 27, 2005 Name: Robert E. Wolfe
Title: President Exhibits
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
Employee Separation Agreements
Employee ID #'s
Employment Contracts
Equipment Schedules
Executive Summary
Federal Tax I.D. # (same if outside U.S.)
Financials
Goodwill History, Status, Objectives, Resumes, etc.
Goodwill listing all managed projects.
H/R plans
Job Descriptions/Pay ranges for @
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
Total Quality Management Goals (TMQ)
Total Shares Authorized and Par Value
Total Shares Issued and Outstanding
Volume Forecasts
Work Force demographics
Exhibit A
Shareholders First
Address
City
State
Zip
Country
Number
of
Shares
%
Ownership
Advanced
Oxygen
Technologies,
Inc.
C/o
Crossfield,
Inc. 133 W
13th St, Suite
5
New York
NY
10011
USA
125
100.00% 125
100.00%
Exhibit C
Audited Financial Statements Incorporated by reference from the Annual Report of Advanced Oxygen Technologies, Inc.
See attached:
Exhibit D
Lease
N/A
Exhibit E US PERSON 1. "US Person" means: (i) Any natural person resident in the United States; (ii) Any partnership or corporation organized or incorporated under the laws of the United States; (iii) Any estate of which any executor or administrator is a US person; (iv) Any trust of which any trustee is a US person; (v) Any agency or branch of a foreign entity located in the United States; (vi) Any non-discretionary account or similar account (other than an estate or trust) held by a dealer or other fiduciary for the benefit or account of a US person; (vii) Any discretionary account or similar account (other than an estate or trust)
held by a dealer or other fiduciary organized, incorporated, or (if an individual) resident in the United States; and (viii) Any partnership or corporation if: (A) organized or incorporated under the laws of any foreign jurisdiction; and (B) formed by a US person principally for the purpose of investing in securities not registered under the Act, unless it is organized or incorporated, and owned, by accredited investors
(as defined in Rule 501(a)) who are not natural persons, estates or trusts. 2. Notwithstanding paragraph 1 of this rule, any discretionary account or similar account
(other than an estate or trust) held for the benefit or account of a non-US person by a dealer or other professional fiduciary organized, incorporated, or (if an individual) resident in the United
States shall not be deemed a "US person." 3. Notwithstanding paragraph 1, any estate of which any professional fiduciary acting as executor or administrator is a US person shall not be deemed a US person if: (i) An executor or administrator of the estate who is not a US person has sole or shared investment discretion with respect to the assets of the estate; and (ii) The estate is governed by a foreign law. 4. Notwithstanding paragraph 1, any trust of which any professional fiduciary acting as trustee is a US person shall not be deemed a US person if a trustee who is not a US person has sole or shared investment discretion with respect to the trust assets, and no beneficiary of the trust
(and no settlement or if the trust is revocable) is a US person. 5. Notwithstanding paragraph 1, an employee benefit plan established and administered in accordance with the law of a country other than the United States and customary practices and documentation of such country shall not be deemed a US person. 6. Notwithstanding paragraph 1, any agency or branch of a US person located outside the
United States shall not be deemed a "US person" if: (i) The agency or branch operates for valid business reasons; and (ii) The agency or branch is engaged in the business of insurance or banking and is subject to substantive insurance or banking regulation, respectively, in the jurisdiction where located. 7. The International Monetary Fund, the International Bank for Reconstruction and
Development, the Inter-American Development Bank, the Asian Development Bank, the African
Development Bank, the United Nations, and their agencies, affiliates and pension plans, and any other similar international organizations, their agencies, affiliates and pension plans shall not be deemed "US persons."
Exhibit K
Liabilities Exhibit L
Excluded Assets/Excluded Liabilities N/A
Exhibit Q
Subsidiaries
NONE
SubID
Company Name
Address
City
State/Province
Zip
Country
Amt Owned