Form 10QSB
period 2005-09-30
ADVANCED OXYGEN TECHNOLOGIES INC
filed 2005-11-15
CIK 352991

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-QSB

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT COMMISSION OF 1934

for the Transition period September 30, 2005

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

As of September 30, 2005, there were 46,973,585 issued shares and 45,853,585 outstanding shares of the registrant's Common Stock, $.01 par value.

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

PART 1: FINANCIAL INFORMATION

Item I: Financial Statements for September 30, 2005 (Unaudited) and June 30, 2005 (Audited)

ADVANCED OXYGEN TECHNOLOGIES, INC.
BALANCE SHEETS

	Unaudited	Audited
	Sep. 30, 2005	June 30, 2005
ASSETS

CURRENT ASSETS
	$ -	$ -
	------------	------------
Total current assets	-	-

Investment in Mobile Group, Inc.	-	-
	------------	------------
	$ -	$ -
	============	============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$ 39,890	$ 48,690
Payroll and sales taxes payable	37,515	37,515
	------------	------------
Total current liabilities	77,405	86,205

Due to affiliate	26,345	17,545
	------------	------------
Commitments & Contingencies	-	-

STOCKHOLDERS' DEFICIENCY -
Convertible preferred stock, Series 2, par value $0.01; authorized 10,000,000 shares; issued and outstanding 5,000 shares liquidating preference $25,000	50	50

Convertible preferred stock, Series 3, par value $0.01; authorized and issued, 1,670,000 shares	16,700	16,700

Convertible preferred stock, Series 4; issued and outstanding,		-

Convertible preferred stock, Series 5; issued, 1 share		-

Common stock, par value $0.01; authorized, 90,000,000 shares; issued 46,973,585 shares	469,736	469,736

Additional paid-in capital	20,628,396	20,628,396

Accumulated deficit	(21,211,348)	(21,211,348)

Less treasury stock, at cost
1,670,000 shares of convertible preferred stock, Series 3	(7,284)	(7,284)
1,120,000 shares of common stock	-	-

	------------	------------
	(103,750)	(103,750)
	------------	------------
	$ -	$ -
	============	============

Statement of Operations and Changes in Accumulated Deficit	3 Month Period Unaudited	3 Month Period Unaudited
	Ending	Ending
	Sep 30, 2005	Sep 30, 2004
Revenues
Software Sales IP Service	-	17,262
Total Revenues	-	17,262

Cost of Sales
Cost of Sales IP Service	-	4,426
Selling Expenses IP Service	-	2,295
Total Cost of Sales	-	6,721

Gross Profit	-	10,541

Expenses
Accounting Fees	-	2,313
Depreciation Expense	-	1,885
Interest ExpenseIP Service
General & Administrative Expenses for IP Service	-	6,721
Total Expenses	-	10,919
Net Operational Income (Loss)	-	(378)

Extraordinary Income
Vendor Forgiveness of Debt	-	163,032
Total Extraordinary Income	-	163,032

Net Income (Loss)	-	162,654

Accumulated Deficit
Beginning of Period	(21,211,348)	(21,177,802)
End of Period	(21,211,348)	(21,015,148)

Statement of Cash Flow	3 Month Period Unaudited	3 Month Period Unaudited
	Ending	Ending
	Sep 30, 2005	Sep 30, 2004
Cash flow from operating activities
Net Income (Loss)	-	162,654

Adjustments to reconcile net loss to cash provided by operations
Depreciation IP Service	-	1,885
Accounts Receivable	-	(1,113)
Deferred Tax Assets- IP Service	-	(721)
Accounts Payable and Accrued Expenses- IP Service	-	(2,663)
Accounts Payable	(8,800)	(5,188)
Accounts Payable, Extraordinary Income	-	(163,032)
Total Adjustments	(8,800)	(170,832)
Net Cash provided (used) by operations	(8,800)	(8,178)

Cash Flows from financing:
Proceeds from:
Note Payable, Crossfield, Inc. & Directors	8,800	7,500
Net Cash Flows from Financing:	8,800	7,500

Cash Flows from Investing Activities:
Net cash used in investing

Net Increase (decrease) in Cash	-	(678)

Summary
Cash Balance at End of Period	-	2,780
Cash Balance at Beginning of Period	-	3,458

Net Increase (Decrease) in Cash	-	(678)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

For the three month period ending September 30, 2005 and September 30, 2004, the Company had losses and gains of $0 and 162,654 respectively. The gains in the period 2004 were comprised of operational losses and extraordinary gains of $(378) and $163,032 respectively.

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

Pursuant to a waiver agreement attached hereto as exhibit II ("Waiver Agreement"), on April 23, 2005 the shareholders that sold IP Service ApS to Advanced Oxygen Technologies, Inc. ("IP Sellers") entered into a waiver agreement with Advanced Oxygen Technologies, Inc. whereby: the IP Sellers waived and relinquished all rights to collect the share conversion owed to the IP Sellers from the conversion of a preferred share ("Preferred Share") pursuant to the stock acquisition agreement of March 3, 2003 (agreement governing the purchase of IP Service ApS, "IP Purchase Agreement"), the IP Sellers release and indemnify Advanced Oxygen Technologies, Inc. and Advanced Oxygen Technologies, Inc. release and indemnify the IP Sellers for breach of contract, making false warranties and representations, and, liabilities associated with the remedies of set off pursuant to the IP Purchase Agreement, and, for consideration of the above the IP Sellers will deliver to Advanced Oxygen Technologies, Inc. the Preferred Share and One Million One hundred twenty thousand (1,120,000) shares of Advanced Oxygen Technologies, Inc.

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

Date: November 5, 2005

/s/ Robert E. Wolfe /s/
------------------------------------------
Robert E. Wolfe, Chairman of the Board and
Chief Executive Officer and Principal
Financial Officer