Form 10QSB
period 2005-12-31
ADVANCED OXYGEN TECHNOLOGIES INC
filed 2006-02-14
CIK 352991

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-QSB

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT COMMISSION OF 1934

for the Transition period December 31, 2005

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

At December 31, 2005 there were 46,973,585 issued shares and 45,853,585 outstanding shares of the registrant's Common Stock, $.01 par value.

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

PART 1: FINANCIAL INFORMATION

Item I: Consolidated Financial Statements for the three months ending December 31, 2005. (Unaudited)

ADVANCED OXYGEN TECHNOLOGIES, INC.
BALANCE SHEETS

	Unaudited	Audited
	Dec. 31, 2005	June 30, 2005
ASSETS

CURRENT ASSETS
	$ -	$ -
	------------	------------
Total current assets	-	-

Investment in Mobile Group, Inc.	-	-
	------------	------------
	$ -	$ -
	============	============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$ 39,890	$ 48,690
Payroll and sales taxes payable	37,515	37,515
	------------	------------
Total current liabilities	77,405	86,205

Due to affiliate	26,345	17,545
	------------	------------
Commitments & Contingencies	-	-

STOCKHOLDERS' DEFICIENCY -
Convertible preferred stock, Series 2, par value $0.01; authorized 10,000,000 shares; issued and outstanding 5,000 shares liquidating preference $25,000	50	50

Convertible preferred stock, Series 3, par value $0.01; authorized and issued, 1,670,000 shares	16,700	16,700

Convertible preferred stock, Series 4; issued and outstanding,		-

Convertible preferred stock, Series 5; issued, 1 share		-

Common stock, par value $0.01; authorized, 90,000,000 shares; issued 46,973,585 shares	469,736	469,736

Additional paid-in capital	20,628,396	20,628,396

Accumulated deficit	(21,211,348)	(21,211,348)

Less treasury stock, at cost
1,670,000 shares of convertible preferred stock, Series 3	(7,284)	(7,284)
1,120,000 shares of common stock	-	-

	------------	------------
	(103,750)	(103,750)
	------------	------------
	$ -	$ -
	============	============

Consolidated Statement of Operations and Changes in Accumulated Deficit	3 Month Period Unaudited	6 Month Period Unaudited	3 Month Period Unaudited	6 Month Period Unaudited
	Ending	Ending	Ending	Ending
	Dec. 31, 2005	Dec. 31, 2005	Dec. 31, 2004	Dec. 31, 2004
Revenues
Software Sales IP Service	-	-	16,177	33,439
Total Revenues	-	-	16,177	33,439

Cost of Sales
Cost of Sales IP Service	-	-	2,682	7,108
Selling Expenses IP Service	-	-	9,961	12,256
Total Cost of Sales	-	-	12,643	19,364

Gross Profit	-	-	3,534	14,075

Expenses
Accounting Fees	-	-	7,125	9,438
Depreciation Expense IP Service	-	-	5,701	7,586
Interest Expense IP Service	-	-	5	5
General & Administrative Expenses for IP Service	-	-	3,724	10,445
Share/Transfer Agent Expense	-	-	2,125	2,125
Total Expenses	-	-	18,680	29,599
Net Income Operational (Loss)	-	-	(15,146)	(15,524)

Extraordinary Income (loss)
Vendor Forgiveness of Debt			21,059	184,093
Total Extraordinary Income (loss)			21,059	184,093

Net Income (Loss)	-	-	5,915	168,569
Accumulated Deficit
Beginning of Period	(21,211,348)	(21,211,348)	(21,015,148)	(21,177,802)
End of Period	(21,211,348)	(21,211,348)	(21,009,233)	(21,009,233)

Consolidated Statement of Cash Flow	6 Month Period Unaudited	6 Month Period Unaudited
	Ending	Ending
	Dec. 31, 2005	Dec. 31, 2004
Cash flow from operating activities
Net Income (Loss)	-	3,600

Adjustments to reconcile net loss to cash provided by operations
Accum Depreciation IP Furniture	-	5,701
Accounts Receivable	-	(722)
Accounts Payable and Accrued Expenses	-	(10,698)
Total Adjustments	-	(5,719)
Net Cash provided (used) by operations	-	(2,119)

Cash Flows from financing activities:
Proceeds from:
Note Payable, Crossfield	-	2,125

Net Cash Flows from Financing Activities:		2,125

Net Increase (decrease) in Cash		6

Summary
Cash Balance at beginning of Period	-	2,780
Cash Balance at End of Period	-	2,786

Net Increase (Decrease) in Cash	-	6

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

For the three month and six month period ending December 31, 2005, the Company had profits of $0 and $0 respectively. The results were due to the sale of IP Service.

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

Pursuant to a merger agreement on April 23, 2005 Mobile Group Inc., ("Mobile"a formerly wholly owned subsidiary of Advanced Oxygen Technologies, Inc. acquired 100% of the issued and outstanding stock of Mobiligroup, ApS in exchange for 800 shares of Mobile representing 80% of the issued and outstanding shares of Mobile.

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

Date: February 10, 2006

/s/ Robert E. Wolfe /s/
------------------------------------------
Robert E. Wolfe, Chairman of the Board and
Chief Executive Officer and Principal
Financial Officer