Form 10QSB
period 2006-03-31
ADVANCED OXYGEN TECHNOLOGIES INC
filed 2006-05-15
CIK 352991

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-QSB

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT COMMISSION OF 1934

for the Transition period March 31, 2006

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

As of March 31, 2006 there were 46,973,585 issued shares and 45,853,585 outstanding shares of the registrant's Common Stock, $.01 par value..

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

PART 1: FINANCIAL INFORMATION

Item I: Consolidated Financial Statements for the three months ending March 31, 2006. (unaudited)

ADVANCED OXYGEN TECHNOLOGIES, INC.
BALANCE SHEETS

	Unaudited	Audited
	March 31, 2006	June 30, 2005
ASSETS

CURRENT ASSETS
Cash	$ 381,172	$ -
	------------	------------
Total current assets	381,172	-

FIXED ASSETS
Land and Buildings	650,000
	------------
Total Fixed Assets	650,000

Investment in Mobile Group, Inc.	-	-
	------------	------------
	$ 1,031,172	$ -
	============	============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$ 48,702	$ 48,690
Accrued Expenses	1,886
Client Escrow Funds	373,984
Current Portion of Long Term Debt	4,742
Note Payable	650,000
Payroll and sales taxes payable	63,953	37,515
	------------	------------
Total current liabilities	1,143,267	86,205

Due to affiliate	30,585	17,545
Long Term Debt	97,561
	------------	------------
Total Long Term Liabilities	128,146	-

STOCKHOLDERS' DEFICIENCY -
Convertible preferred stock, Series 2, par value $0.01; authorized 10,000,000 shares; issued and outstanding 5,000 shares liquidating preference $25,000	50	50

Convertible preferred stock, Series 3, par value $0.01; authorized and issued, 1,670,000 shares	16,700	16,700

Convertible preferred stock, Series 4; issued and outstanding,		-

Convertible preferred stock, Series 5; issued, 1 share		-

Common stock, par value $0.01; authorized, 90,000,000 shares; issued 46,973,585 shares	469,736	469,736

Additional paid-in capital	20,497,769	20,628,396

Accumulated deficit	(21,217,212)	(21,211,348)

Less treasury stock, at cost
1,670,000 shares of convertible preferred stock, Series 3	(7,284)	(7,284)
1,120,000 shares of common stock	-	-

	------------	------------
	(240,241)	(103,750)
	------------	------------
	$ 1,031,172	$ -
	============	============

Consolidated Statement of Operations	3 Month Period Ending March 31,		9 Month Period Ending March 31,
and Changes in Accumulated Deficit	(Unaudited)		(Unaudited)
	2006	2005	2006	2005
Revenues
Software Sales IP Service		7,981		41,420
Real Estate Rental Income, Anton Nielsen Vojens	13,974		13,974
Total Revenues	13,974	7,981	13,974	41,420

Cost of Sales
Cost of Sales IP Service		2,145		9,255
Selling Expenses IP Service		3,158		15,414
Total Cost of Sales	-	5,304		24,669

Gross Profit	13,974	2,676	13,974	16,751

Expenses
Accounting Expense		1,250	8,000	10,688
Depreciation Expense, IP Service				7,586
Interest Expense	1,781	5	1,781	10
General & Administrative	7,197	478	7,197	10,923
Share/Transfer Agent Expense	2,220		2,245	2,125
News Announcement, Public Relations	615		615
Total Expenses	11,813	1,733	19,838	31,332
Income (loss) from Operations	2,161	943	5,864	14,581

Vendor Forgiveness of Debt				184,091

Net Income (Loss)	2,161	943	(5,864)	169,510

Accumulated Deficit
Beginning of Period	(21,219,373)	(21,009,235)	(21,211,348)	(21,177,802)
End of Period	(21,217,212)	(21,008,292)	(21,217,212)	(21,008,292)

Earnings per Share	0.00	0.00	0.00	0.0036

Consolidated Statement of Cash Flow	3 Month Period (Unaudited)		9 Month Period (Unaudited)
	Ending March 31,		Ending March 31,
	2006	2005	2006	2005
Cash flow from operating activities
Net Income (Loss)	2,161	943	(5,864)	169,510

Adjustments to reconcile net loss to cash provided by operations
Accum Depreciation IP Service				7,586
Accounts Receivable & Value Added Tax Receivable		(893)		(3,452)
Accounts Payable and Accrued Expenses	2,192	353	12	(183,538)
Current Portion of Long Term Debt
Client Escrow Funds, ANV	373,984		373,984
Net Cash provided (used) by operations	380,557	403	380,557	(9,894)

Cash Flows from financing activities:
Proceeds From:
Note Payable, Crossfield	615		13,040	9,625
Net Cash Flows used in Financing Activities:	615		13,040	9,625

Net Increase (decrease) in Cash	381,172	403	381,172	(269)

Cash Balance at beginning of Period	0	2,786	0	3,458
Cash Balance at End of Period	381,172	3,189	381,172	3,189

Supplemental Cash Flow Information:
Non Monetary Transactions
Used for:
Land and Buildings	650,000		650,000
Paid in Capital	186,803		186,803

Proceeds from:
Long term Debt, ANV	97,561		97,561
Note Payable, Borkwood Ltd	650,000		650,000
Common Stock	48,780		48,780
Beginning Equity, ANV	7,396		7,396
Accrued Expenses	1,886		1,886
Current Portion of Long term Debt	4,742		4,742
Taxes Payable	26,438		26,438

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

For the three month and nine month period ending March 31, 2006, the Company had profits and losses of $2,161 and $5,864 respectively. These profits were primarily the result of operations of the Company's wholly owned subisidary, Anton Nielsen Vojens, ApS

Pursuant to a stock acquisition agreement attached hereto as exhibit I ("Stock Acquisition Agreement"), on February 3, 2006 Advanced Oxygen Technologies, Inc. ("AOXY") purchased 100.00% of the stock of Anton Nielsen Vojens ApS ("ANV"), a Danish company from Borkwood Development Ltd. (a crruent shareholder of AOXY) for Six Hundred and Fifty Thousand US Dollars. ANV ownes commercial real estate and produces rental income.

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

Item 6. Exhibits and Reports on Form 8-K

There was a report filed on Form 8-K on February 4, 2006, of a stock acquisition agreement ("Stock Acquisition Agreement"), on February 3, 2006 whereby Advanced Oxygen Technologies, Inc. ("AOXY") purchased 100.00% of the stock of Anton Nielsen Vojens ApS ("ANV"), a Danish company from Borkwood Development Ltd. (a crruent shareholder of AOXY) for Six Hundred and Fifty Thousand US Dollars.

There was a report filed on Form 8-K on March 4, 2006. Pursuant to a acquisition agreement attached hereto as exhibit I (Danish original) and Exhibit II (English Translation) ("Acquisition Agreement"), on March 3, 2006 Anton Nielsen Vojens ApS ("ANV"), a wholly owned subisidiary of Advanced Oxygen Technologies, Inc. ("AOXY") entered into an agreement to sub divide and sell a 3,300 SM portion of its Vojens City property ('Property") for Two Million Three hundred Thousand Danish Krone (2.300.000 DKk) to Ejendomsselskabet Ostergade 67 ApS, a Danish company ("EO"). Under the terms of the Acquisition Agreement:

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

Date: May 2, 2006

/s/ Robert E. Wolfe /s/
------------------------------------------
Robert E. Wolfe, Chairman of the Board and
Chief Executive Officer and Principal
Financial Officer