Form 10KSB
period 2006-06-30
ADVANCED OXYGEN TECHNOLOGIES INC
filed 2006-09-27
CIK 352991

==============================================================================================
U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-KSB
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR
15 (d)OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2006
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
Common Stock, par value $.01 per share

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ X ]

For the year ended June 30, 2006, Issuer's revenues were $28,540

The aggregate market value of Common Stock at June 30, 2006 held by non-affiliates approximated $231,303 based upon the average bid and asked prices for a share of Common Stock on that date. For purposes of this calculation, persons owning 10% or more of the shares of Common Stock are assumed to be affiliates, although such persons are not necessarily affiliates for any other purpose. As of June 30, 2006, there were 46,973,585 issued shares and 45,853,585 outstanding shares of the registrant's Common Stock, $.01 par value.

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
  Board of Directors Compensation

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

ITEM 12. Certain Relationships and Related Transactions

ITEM 13. Exhibits and Reports on Forms 8-K

SIGNATURES

PART I

ITEM 1- DESCRIPTION OF BUSINESS

Advanced Oxygen Technologies, Inc. ("Advanced Oxygen Technologies", "AOXY", "AOT" or the "Company") sole operations are derived from its wholly owned subsidiary Anton Nielsen Vojens, ApS ("ANV"). ANV is a Danish company that owns commercial real estate in Vojens, Denmark. ANV's revenues are derived solely from the lease revenue from the real estate.

AOXY, incorporated in Delaware in 1981 under the name Aquanautics Corporation, was, from 1985 until May 1995, a development stage specialty materials company producing new oxygen control technologies. From May of 1995 through December of 1997 AOXY had minimal operations and was seeking funding for operations and companies to which it could merge or acquire. In March of 1998 AOXY began operations in California. From 1998 through 2000, the business consisted of producing and selling CD- ROMS for conference events, advertisement sales on the CD's, database management and event marketing all associated with conference events. From 2000 through March of 2003, the business consisted solely of database management. From 2003 through April 2005, the business operations were derived totally from the Company's wholly owned business, IP Service, ApS, a Danish IP security vulnerability company("IP Service"). IP Service provides network administrators early IP security warnings and vulnerabilities.

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

Pursuant to an Employment Agreement, on March 05, 2003 AOXY entered into an agreement with Kurd Sondergaard (Employee). The Employee will be employed by AOXY for four years and will perform duties of president of IP.

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

At closing, SecurAs did NOT pay any cash to Advanced Oxygen Technologies, Inc.

PURCHASE OF ANTON NEILSEN VOJENS, ApS: STOCK ACQUISITION AGREEMENT OF FEBRUARY 3, 2006

Pursuant to a stock acquisition agreement on February 3, 2006 Advanced Oxygen Technologies, Inc. ("AOXY") purchased 100.00% of the stock of Anton Nielsen Vojens ApS ("ANV"), a Danish company from Borkwood Development Ltd. (a current shareholder of AOXY) for Six Hundred and Fifty Thousand US Dollars. The transaction was financed as follows:

1) AOXY executed a promissory note ("Note") for $650,000, payable to the sellers of ANV ("Sellers") payable and amortized monthly and carrying a interest at 5% per year. AOXY has the right to prepay the note at any time with a notice of 14 days. To secure the payment of principal and interest the Sellers will receive a perfect lien and security interest in the Shares in the company ANV until the note with accrued interest is paid in full., and,

2) In the case that the Note has not been repaid within 12 months from the day of closing the Sellers have the right to convert the debt to common stock of Advanced Oxygen Technologies, Inc. in an amount of non diluted shares calculated on the conversion Date, equal to the lesser of : a) Six hundred and Fifty thousand (650,000) or the Purchase Price minus the principal payments made by the buyer, which ever is greater, divided by the previous ten day closing price of AOXY as quoted on the national exchange, or b) Fifteen million shares, which ever is lesser. The Sellers must demand such conversion with a notice of 1 month.

ANV owns commercial real estate in Denmark. The property has a tenant that has 13 years remaining on their lease.

EMPLOYEES

As of June 30, 2006 the Company had a total of 1 employee.

ITEM 2. DESCRIPTION OF PROPERTY

The assets of the Company consist of its wholly owned subsidiary, Anton Nielsen Vojens, ApS whose assets are commercial real estate. In addition, the company has an investment in Mobile Group, Inc.

ITEM 3. LEGAL PROCEEDINGS

During the period ending June 30, 2006, there were no new issued, pending or threatened legal actions.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the period ending June 30, 2006, there were no matters submitted to security holders for a vote.

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

Fiscal Year Ended June 30, 2005	High	Low
First Quarter	0.025	0.010
Second Quarter	0.017	0.006
Third Quarter	0.015	0.008
Fourth Quarter	0.019	0.009
Fiscal Year Ended June 30, 2006	High	Low
First Quarter	0.010	0.010
Second Quarter	0.010	0.010
Third Quarter	0.030	0.010
Fourth Quarter	0.020	0.010

At June 30, 2006 the company had 1,562 shareholders of record. At September 26, 2006, the closing bid price of the Company's Common Stock as reported by the National Quotation Bureau, Inc., was $0.012

ITEM 6. PLAN OF OPERATION.

BUSINESS PLAN

The Company currently shares its location with a related company of the President of the Company. The Company owns 100% of a subsidairy, Anton Nielsen Vojens, ApS ("ANV"). ANV owns and leases commercial real estate and has a tenant who has 20 years remaining on their lease. ANV has also entered into an agreement to sub divide and sell a portion of the commercial real estate. Through the sale and possible refinancing, the Company plans to retire the debt associated with the purchase of ANV.

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

The Company has entered into a royalty agreement with Securas until such time the entire purchase price has been paid. The Company does not expect royalty revenues from Securas prior to 2008 as the company is in the process of re-engineering the IP Service software.

During the fiscal year ending June 30, 2006, the Company significantly reduced its expenses, reduced or discontinued unprofitable operations. The Company continues it efforts to raise capital to support operations and growth, and is actively searching acquisition or merger with another company that would compliment the Company and increase its earnings potential.

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

ITEM 7. AUDITED FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

AND REPORT OF

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ADVANCED OXYGEN TECHNOLOGIES, INC.

SUBSIDIARY

June 30, 2006 and 2005

Page

Report of Independent Registered Public Accounting Firm for period ending June 30, 2006	1

Report of Independent Registered Public Accounting Firm for periods ending June 30, 2005 and 2004	2

Financial Statement

Balance Sheets	3

Consolidated Statements of Operations	4

Consolidated Statements of Cash Flows	5

Consolidated Statements of Stockholders' Deficiency	6

Notes to Consolidated Financial Statements	7-12

REPORT OF INDEPENDENT REGISTRATED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Advanced Oxygen Technologies, Inc.

We have audited the accompanying balance sheets of Advanced Oxygen Technologies, Inc. (The Company) and subsidiary (ANV) as of June 30, 2006 and the related statements of operations, shareholders&#x2019 equity and cash flows for each of the periods. These financial statements are the responsibility of the Company&#x2019s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the directors, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Oxygen Technologies, Inc as of June 30, 2006 and the results of its operations and its cash flows for each of the periods, in conformity with accounting principles generally accepted in United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company and its subsidiary incurred operating losses of $12,914 during the fiscal year ended June 30, 2006 and as of June 30, 2006, current liabilities exceeded current assets by $768,395. The foregoing raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on the attainment of profitable operations and meeting its obligations on a timely basis. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Copenhagen, September 25, 2006

Soren Jonassen

State Authorized Public Accountant

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

/s/ Bernstein & Pinchuk LLP

New York, New York

October 11, 2005

ADVANCED OXYGEN TECHNOLOGIES, INC.
BALANCE SHEETS
As of June 30, 2006

ASSETS

CURRENT ASSETS
Cash	$ 378,984
------------
Total Current Assets	378,984

FIXED ASSETS
Land and buildings	650,000
------------
Total Fixed Assets

OTHER ASSETS
Investment in Mobile Group, Inc.	-
------------
$ 1,028,984
============
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$ 52,814
Accrued Expenses	1,886
Client Escrow Funds	373,984
Current Portion of Long Term Debt	4,742
Note Payable	650,000
Payroll and sales taxes payable	63,953
------------
Total current liabilities	1,147,379

Long Term Debt, subsidiary	97,561
Due to affiliate	31,335
------------
Total Long Term Debt	128,896

Commitments & Contingencies	-

STOCKHOLDERS' DEFICIENCY -
Convertible preferred stock, Series 2, par value $0.01; authorized 10,000,000 shares; issued and outstanding 5,000 shares liquidating preference $25,000	50

Convertible preferred stock, Series 3, par value $0.01; authorized and issued, 1,670,000 shares	16,700

Convertible preferred stock, Series 4; issued and outstanding,	-

Convertible preferred stock, Series 5; issued, 1 share	-

Common stock, par value $0.01; authorized, 90,000,000 shares; issued 46,973,585 shares	469,736

Additional paid-in capital	20,497,769

Accumulated deficit	(21,224,262)

Less treasury stock, at cost
1,670,000 shares of convertible preferred stock, Series 3	(7,284)
1,120,000 shares of common stock	-

------------
(247,291)
------------
$ 1,028,984
============

 See notes to consolidated financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended June 30,
	2006	2005
Revenues	-------------	-------------

Real Estate Rentals	$28,540	-
	-------------	-------------
Total Revenues	$28,540	-

Costs and Expenses
General & Administrative, ANV	25,058
Interest Expense, ANV	2,936
Professional expenses-corporate	10,600	10,688
Transfer Agent Expense	2,245	2,125
Other Costs and Expenses	615	766

Total Costs and Expenses	(41,454)	(13,579)

	-------------	-------------
Loss from continuing operations before other income (expenses), and income tax expense	(12,914)	(13,579)

	-------------	-------------
Other income (expenses)
Forgiveness of indebtedness		184,091
	-------------	-------------
Income (loss) from continuing operations,
before income tax expense	(12,914)	170,512

Income tax expense	-	-
	-------------	-------------
Income (loss) from continuing operations,	(12,914)	170,512

Discontinued IP Services operations, no tax effect		(204,058)
	-------------	-------------
NET LOSS	$ (12,914)	$ (33,546)

	=============	=============
Average number of shares outstanding	46,761,859	46,761,859

Income (loss) from continuing operations	$ -	$ -
Loss from discontinued IP Services operations	$ -	$ -
	-------------	-------------
Net loss per share	$ -	$ -
	=============	=============
Diluted earnings (loss) have not been presented since the effect of the assumed conversion of the convertible preferred stock would have an anti-dilutive effect.

 See notes to consolidated financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended June 30,
	2006	2005
	-------------	-------------
Cash flows from operating activities
Net loss	$ (12,914)	$ (33,546)
Adjustments to reconcile net income to net cash

Depreciation and amortization	-	7,586
Discontinued Operations	-	287,283
Forgiveness of indebtedness	-	(184,091)
Changes in operating assets and liabilities
Accounts receivable	-	-
Other receivables and prepaid expenses	-	9,497
Accounts payable	4,124	(58,369)
Payroll and sales taxes payable	-	(19,319)
Client Escrow Funds	373,984
Other current liabilities	-	(22,124)
	-------------	-------------
Net cash provided by (used in) operating activities	365,194	(13,083)
	-------------	-------------

Cash flow from financing activities:
Borrowings from affiliated entities
Borrowing from officer-directors	13,790	9,625
	-------------	-------------
Net cash provided by financing activities	13,790	9,625

NET (DECREASE) INCREASE IN CASH	378,984	(3,458)
Cash at beginning of year	0	3,458
	-------------	-------------
Cash at end of year	$ 378,984	$ 0
	=============	=============

Supplemental Disclosures:
Significant transaction- Record Acquisition of Anton Nielsen Vojens, ApS (ANV)
Note Payable, Borkwood Development LTD	650,000
Long Term Debt, ANV	102,303
Accrued Expenses ANV	26,438
Taxes Payable ANV	1,886

Land and Buildings	(650,000)
Paid in Capital	(130,627)	-
	=============	=============
Income taxes paid	-	-

 See notes to consolidated financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

Years ended June 30,
---------------------------
	2006	2005
Common stock, par value $0.01, authorized, 90,000,000 shares;	-------------	-------------
issued, as follows:
Balance at beginning and end of year 46,973,585	$ 469,736	$ 469,736
	=============	=============
Additional paid in capital:
Balance at beginning and end of year	$ 20,497,769	$ 20,628,396
	=============	=============
Accumulated deficit:
Balance at beginning of year	$ (21,211,348)	$ (21,177,802)
Net loss for the year	(12,914)	(33,546)
	-------------	-------------
Balance at end of year	$ (21,224,262)	$ (21,211,348)
	=============	=============
Other stockholders' deficiency accounts (no change during year)
Convertible preferred stock, net of treasury stock(see balance sheet )	$ 9,466	$ 9,466
	=============	=============
Stockholders' deficiency at end of year	$ (247,291)	$ (103,750)
	=============	=============

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

Purchase of Anton Nielsen Vojens ApS: On February 3, 2006 Advanced Oxygen Technologies, Inc. ("AOXY") purchased 100.00% of the stock of Anton Nielsen Vojens ApS ("ANV"), a Danish company from Borkwood Development Ltd. (a current shareholder of AOXY) for Six Hundred and Fifty Thousand US Dollars. The transaction was financed as follows: 1) AOXY executed a promissory note ("Note") for $650,000, payable to the sellers of ANV ("Sellers") payable and amortized monthly and carrying a interest at 5% per year. AOXY has the right to prepay the note at any time with a notice of 14 days. To secure the payment of principal and interest the Sellers will receive a perfect lien and security interest in the Shares in the company ANV until the note with accrued interest is paid in full., and, 2) In the case that the Note has not been repaid within 12 months from the day of closing the Sellers have the right to convert the debt to common stock of Advanced Oxygen Technologies, Inc. in an amount of non diluted shares calculated on the conversion Date, equal to the lesser of : a) Six hundred and Fifty thousand (650,000) or the Purchase Price minus the principal payments made by the buyer, which ever is greater, divided by the previous ten day closing price of AOXY as quoted on the national exchange, or b) Fifteen million shares, which ever is lesser.

Subdivision and Sale of ANV Real Estate: Pursuant to an acquisition agreement ("Acquisition Agreement"), on March 3, 2006 Anton Nielsen Vojens ApS ("ANV"), a wholly owned subsidiary of Advanced Oxygen Technologies, Inc. ("AOXY") entered into an agreement to sub divide and sell a 3,300 M2 portion of its Vojens City property ('Property") for Two Million Three hundred Thousand Danish Krone (2.300.000 DKk) to Ejendomsselskabet Ostergade 67 ApS, a Danish company ("EO").

Lines of Business:

The Company through its wholly owned subsidiary ANV owns income producing commercial real estate, that has 13 years remaining on its lease with Statoil AS.

Reclassifications:

The figures for the period ending June 30, 2006 have been reclassified so that both periods are presented on the same basis considering the purchase of Anton Nielsen Vojens, ApS.

NOTE 2 - GOING CONCERN AND BASIS OF PRESENTATION:

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As shown in the financial statements, the Company incurred operating losses and negative working capital at June 30, 2006 and June 30, 2005 respectively. These factors raise substantial doubt about the Company's ability to continue as going concern.

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

NOTE 4 - MAJOR CUSTOMER:

The Company's subsidiary, Anton Nielsen Vojens, ApS has sales to a major customer who is a non related party that is 100% of the operating revenues of the Company for the period ending June 30, 2006.

NOTE 5 - RELATED PARTY TRANSACTIONS ANTON NIELSEN VOJENS, ApS

The Company purchased Anton Nielsen Vojens ApS from a shareholder of the Company, Borkwood Development LTD.

NOTE 6 - CLIENT ESCROW FUNDS:

The Company's subsidiary Anton Nielsen Vojens, ApS entered into an agreement to sub divide and sell a portion of its commercial property in Vojens, Denmark for kr 2,300,000. At June 30, 2006 all of the conditions of the sales agreement had not been met and the funds remain encumbered by a bank pursuant to the sales and escrow agreement.

NOTE 7 - COMMITMENTS AND CONTINGENCIES:

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

Commitments:

The Company has issued a promissory note ("Note") for $650,000, payable to the Borkwood Development Ltd, a shareholder of the Company ("Seller"), payable and amortized monthly and carrying a interest at 5% per year. The Company has the right to prepay the note at any time with a notice of 14 days. To secure the payment of principal and interest the Sellers will receive a perfect lien and security interest in the Shares in the company ANV until the note with accrued interest is paid in full., and, 2) In the case that the Note has not been repaid within 12 months from the day of closing the Sellers have the right to convert the debt to common stock of Advanced Oxygen Technologies, Inc. in an amount of non diluted shares calculated on the conversion Date, equal to the lesser of : a) Six hundred and Fifty thousand (650,000) or the Purchase Price minus the principal payments made by the buyer, which ever is greater, divided by the previous ten day closing price of AOXY as quoted on the national exchange, or b) Fifteen million shares, which ever is lesser.

The Company's wholly owned subsidiary Anton Nielsen Vojens, ApS has a note payable with a bank. The original amount of the note was kr 750,000 Danish Krone (kr). The note is unsecured and uncollateralized, with a 7.00% interest rate and a 10 years left on the term. The current balance on the note is 605,000 kr or $102,303 and the yearly payments are kr 75,000 or $12,799.

NOTE 8 - DUE TO AFFILIATE

Due to affiliate at June 30, 2006 consisted of:

1) advances payable to Crossfields, Inc., a related party, which are not collateralized, non-interest bearing, and payable upon demand, however, the Company did not expect to make payment within one year. During the year ended June 30, 2006 and 2005 the Company borrowed $13,790 and $17,545, respectively, from affiliates and officers to meet expenses. The balances were not collateralized,were non-interest bearing and were payable on demand. and,

NOTE 9 - SUBSEQUENT EVENTS

On July 10, 2005 ,in accordance with the terms of the sale of IP Service, ApS, the buyer, Securas Ltd is to provide a quarterly accounting of the sales of the products of IP Service, whereby a percentage of the sales (royalty) is due the Company. Securas has provided the accounting that indicated that they had no IP product sales for the period ending June 30, 2005

On July 31, 2006 the Company's former Independent Public Accountants, Bernstein & Pinchuk LLC resigned pursuant to Section 203 of the Sarbanes-Oxley Act.

On September 12, 2006 the Company engaged new Independent Public Accountants, Horwath Revisorenrne, AS Strandvejen 58, Hellerup, Denmark .

On September 15, 2006 the Company and the buyer of certain real estate owned by the Company's subsidiary, Anton Nielsen Vojens, ApS completed all the obligations and requirements of the sub division and sales agreement, and the kr2,3000,000 ($373,984) escrow closed.

NOTE 10 - INCOME TAXES

As of June 30, 2006, the Company had federal and state net operating loss carryforwards of approximately $12,400,000 of which approximately $1,600,000 may be utilized to offset future taxable income. Section 382 of the Internal Revenue Code imposes substantial restrictions on the utilization of net operating loss and tax credit carryforwards when a change in ownership occurs. No deferred tax debits have been recorded because it is considered unlikely that they will be realized. The loss carryforwards will expire during the fiscal years ended June 30 as follows:

Year	Amount
2012	$464,000
2018	236,000
2019	548,000
2020	351,000
2021	29,000
Total	$ 1,628,000

The overall effective tax rate differs from the federal statutory tax rate of 34% due to operating losses and other deferred assets not providing benefit for income tax purposes.

NOTE 11 - SHAREHOLDERS' EQUITY:

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

ITEM 8. Changes in and Disagreements with Auditors on Accounting and Financial Disclosure

The Company had no disagreements with accountants on accounting and financial disclosure. Until July 31, 2006 the Company had engaged Bernstein & Pinchuk LLP, previously Bernstein Pinchuk & Kaminsky, LLP, Seven Penn Plaza, New York, NY, 10001.

The Company has no disagreements with its current accountants on accounting and financial disclosure. From September 12, 2006 the Company has engaged Horwath Revisorenrne, AS Strandvejen 58, Hellerup, Denmark.

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

Name	Age	Position	Director Since:
Robert E. Wolfe	43	Chairman of the Board and CEO	1997
Lawrence Donofrio	55	Director	2003

Robert Wolfe has been the Chairman and CEO for AOXY, Inc. since 1997. Concurrently he has been the President and CEO of Crossfield, Inc. and Crossfield Investments, llc , both corporate consulting companies. From 1992-1993 he was Vice President and partner for CFI, NY Ltd. A Subsidiary of Corporate Financial Investments, PLC, London.

Lawrence Donofrio has been a director of the Company and a member of the Compensation Committee since March 2003. He graduated from Hamilton College with a BA in English studies. He then worked at Citibank for three years as a financial analyst, and five years as a private financial consultant. He then took a position with Bankers Trust for two years and since 1982 has been a private consultant in the financial industry.

ITEM 10. Executive Compensation

Robert Wolfe, Chairman and CEO has waived his $350,000 annual salary for the year ending June 30, 2006. No officer or director received any compensation from the Company during the last fiscal year. The Company paid no bonuses in the last three fiscal years ended June 30, 2006 to officers or other employees. Prior to the Stock Acquisition of December 12, 1997, the Company's Chief executive officer and Chairman of the Board was Harry Edelson. Mr. Edelson received no compensation during the fiscal year ending June 30, 2006.

The following table sets forth the total compensation paid or accrued to its Chief Executive Officer, Robert E. during the fiscal year ending June 30, 2006. There were no other corporate officers in any of the last three fiscal years.

Executive Compensation

Name	Yr.	Salary	Bonus	Other Compensation	Restricted Awards	LTIP Awards	Other
Robert E. Wolfe	2006	0	0	0	0	0	0

OPTION GRANTS DURING 1999; VALUE OF OPTIONS AT YEAR-END

The following tables set forth certain information covering the grant of options to the Company's Chief Executive Officer, Mr. Robert E. during the fiscal year ended June 30, 2006 and unexercised options held as of that date. Mr. Wolfe did not exercise any options during fiscal 2006.

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

Board of Directors Compensation

As of June 30, 2006 the directors did not receive any compensation for serving as members of the Board.

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

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of June 30, 2006, by (i) all those known by the Company to be beneficial owners of more than 5% of its Common Stock; (ii) all directors; and (iii) all officers and directors of the Company as a group.

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
  Employment Agreement of March 5, 2003: Pursuant to an Employment Agreement (contained within Exhibit 1)Kurt Sondergaard (the "Employee") will be employed by AOXY for four years and will perform duties of president of IP Services, Aps.
  Covenant of Non Competition of March 5, 2003: Pursuant to the covenant of non competition agreement, the Shareholders of IP Services, Aps agreed not to compete with IP Services, Aps for a period of five years,
  Merger Agreement on April 24, 2005 Mobile Group Inc., a fully owned subsidiary of Advanced Oxygen Technologies, Inc. , purchased 100% of the issued and outstanding stock of Mobiligroup, ApS from all of its owners for the value of three hundred thousand dollars. Advanced Oxygen Technologies, Inc., a one hundred percent owner of Mobile Group, Inc. exchanged 800 shares of Mobile Group, Inc. (80% of the issued and outstanding shares of Mobile Group, Inc.) for one hundred percent of the issued and outstanding shares of Mobiligroup ApS (138,888 shares),
  Waiver Agreement:, on April 23, 2005 the shareholders that sold IP Service ApS to Advanced Oxygen Technologies, Inc. ("IP Sellers") entered into a waiver agreement with Advanced Oxygen Technologies, Inc. whereby: 1) The IP Sellers waived and relinquished all rights to collect the share conversion owed to the IP Sellers from the conversion of a preferred share pursuant to the stock acquisition agreement of March 3, 2003 (agreement governing the purchase of IP Service ApS, "IP Purchase Agreement"), 2) The IP Sellers release and indemnify Advanced Oxygen Technologies, Inc. and Advanced Oxygen Technologies, Inc. release and indemnify the IP Sellers for breach of contract, making false warranties and representations, and, liabilities associated with the remedies of set off pursuant to the IP Purchase Agreement, and, 3) For consideration of the above the IP Sellers will deliver to Advanced Oxygen Technologies, Inc. the Preferred Share and One Million One hundred twenty thousand (1,120,000) shares of Advanced Oxygen Technologies, Inc.,
  Sale of IP Service, Stock Acquisition Agreement: On April 27, 2005 Advanced Oxygen Technologies, Inc. sold 100.00% of the stock of IP Service ApS to Securas, Ltd. 7 Stewards Court, Carlisle Close, Kingston Upon Thames, Surrey KT2 7AU, United Kingdom ("SecurAs") for consideration as follows: 1) The purchase price will be Seven Hundred and Fifty Thousand US Dollars payable as follows:a) Cash and or b) Royalties, which are comprised of 33.33% of all revenue derived from or associated with IP Service ApS or any of its products, which shall be payable quarterly on the 10th day following each quarter and SecurAs will deliver a certified audit of the revenues of IP Service ApS annually to Advanced Oxygen Technologies Inc. At any time Advanced Oxygen Technologies, Inc. can conduct and independent audit of IP Service ApS. At closing, SecurAs did NOT pay any cash to Advanced Oxygen Technologies, Inc.
  Advanced Oxygen Technologies, Inc's Purchase of Anton Nielsen Vojens, ApS: On February 3, 2006 Advanced Oxygen Technologies, Inc. purchased 100% of the stock of Anton Nielsen Vojens, ApS ("ANV"), a Danish company, from Borkwood Development Ltd. a shareholder of AOXY, for $650,000. AOXY financed the entire transaction by executing a promissory note for $650,000 to Borkwood Development Ltd with a one year term and a 5% annual interest rate. In the event the note is not paid by the end of one year, the bearer has the right to convert the debt to common stock of AOXY in an amount, calculated on the conversion date, equal to the lesser of a;)$650,000 minus all principal payments, divided by the previous ten day average closing price of AOXY as quoted on the national exchange, or b:)15 Million shares, which ever is the lesser.
  Sub division and sale of real estate: Pursuant to an acquisition agreement on March 3, 2006 Anton Nielsen Vojens ApS ("ANV"), a wholly owned subsidiary of Advanced Oxygen Technologies, Inc. ("AOXY") entered into an agreement to sub divide and sell a 3,300 M2 portion of its Vojens City property ('Property") for Two Million Three hundred Thousand Danish Krone (2.300.000 DKk) to Ejendomsselskabet Ostergade 67 ApS, a Danish company ("EO").

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

A report on Form 8-K was filed on March 5, 2003 giving notice that: i)under item 2:ACQUISITION OR DISPOSITION OF ASSETS that pursuant to a stock acquisition agreement on March 05, 2003 Advanced Oxygen Technologies, Inc. (AOXY or the Buyer) purchased 100% of the issued and outstanding stock of IP Services, ApS (IP or the Company) from all of its owners (the Shareholders) for value of five hundred thousand dollars (Purchase Price). AOXY issued fourteen million shares of common stock and one share of preferred convertible stock to the Shareholders for payment and consideration of the Purchase Price, that pursuant to an Employment Agreement AOXY entered into an agreement with Kurd Sondergaard (Employee). The Employee will be employed by AOXY for four years and will perform duties of president of IP, that pursuant to the covenant of non competition agreement, the Shareholders agreed not to compete with IP for a period of five years, and ii) under ITEM 6: RESIGNATIONS OF REGISTRANTS DIRECTORS: at a special meeting of the Board of Directors, AOXY removed Joseph N. Noll as a director due to his inability to perform his duties as a director. AOXY appointed Kurt Sondergaard and Lawrence Donofrio to the board of directors to replace Joseph N. Noll.

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

A report on Form 8-K was filed on April 29,2005 and futher amended on July 7, 2005 and reported the following:

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

A report on Form 8-K was filed on February 8, 2006, attached hereto as Exhibit I, that reported pursuant to a stock acquisition agreement ("Stock Acquisition Agreement"), on February 3, 2006 Advanced Oxygen Technologies, Inc. ("AOXY") purchased 100.00% of the stock of Anton Nielsen Vojens ApS ("ANV"), a Danish company from Borkwood Development Ltd. (a crruent shareholder of AOXY) for Six Hundred and Fifty Thousand US Dollars. The transaction was financed as follows: 1) AOXY executed a promissory note ("Note") for $650,000, payable to the sellers of ANV ("Sellers") payable and amortized monthly and carrying a interest at 5% per year. AOXY has the right to prepay the note at any time with a notice of 14 days. To secure the payment of principal and interest the Sellers will receive a perfect lien and security interest in the Shares in the company ANV until the note with accrued interest is paid in full., and, 2) In the case that the Note has not been repaid within 12 months from the day of closing the Sellers have the right to convert the debt to common stock of Advanced Oxygen Technologies, Inc. in an amount of non diluted shares calculated on the conversion Date, equal to the lesser of : a) Six hundred and Fifty thousand (650,000) or the Purchase Price minus the principal payments made by the buyer, which ever is greater, divided by the previous ten day closing price of AOXY as quoted on the national exchange, or b) Fifteen million shares, which ever is lesser. The Sellers must demand such conversion with a notice of 1 month. ANV owns commercial real estate in Denmark. The property has a tenant that has 13 years remaining on their lease (attached hereto as Exhibit II, "Lease"). The report also stated that on February 6, 2006 Kurt Sondergaard resigned from the Company's Board of Directors.

A report on Form 8-K was filed on March 14, 2006, attached hereto as Exhibit II, that reported pursuant to an acquisition agreement ("Acquisition Agreement"), on March 3, 2006 Anton Nielsen Vojens ApS ("ANV"), a wholly owned subsidiary of Advanced Oxygen Technologies, Inc. ("AOXY") entered into an agreement to sub divide and sell a 3,300 M2 portion of its Vojens City property ('Property") for Two Million Three hundred Thousand Danish Krone (2.300.000 DKk) to Ejendomsselskabet Ostergade 67 ApS, a Danish company ("EO").

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant): ADVANCED OXYGEN TECHNOLOGIES, INC.

Date: September 26, 2006 By (Signature and Title):

/s/ Robert E. Wolfe /s/

-----------------

Robert E. Wolfe

President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 26, 2006 By (Signature and title):

/s/Lawrence Donofrio /s/

-------------------------

Lawrence Donofrio

Director

Exhibit I

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

-----------------------------

FORM 8-K

CURRENT REPORT

Pursuant to Section 13 or 15(d) of theSecurities Exchange Act of 1934

February 3, 2006

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

C/O Crossfield Incorporated133 West 13th St. Suite no.5 New York, NY 10011

(Address of Principal Executive Offices)

Registrant's Telephone Number: (212) 727-7085

26883 Ruether AvenueSanta Clarita, CA, 91351

(Former Address)

Item 2: Acquisition or Disposition of Assets

Item 6: Resignations of Registrants Directors

Item 9: Financial Statements, Proforma Financial Information and Exhibits

Signatures

Exhibits:

Exhibit I, Stock Acquisition Agreement

Exhibit II, Lease

Exhibit III, Audited Financial Statements

Exhibit IV, Proforma Financial Information

Exhibit V, Promissory Note

ITEM 2: ACQUISITION OR DISPOSITION OF ASSETS

Pursuant to a stock acquisition agreement attached hereto as exhibit I ("Stock Acquisition Agreement"), on February 3, 2006 Advanced Oxygen Technologies, Inc. ("AOXY") purchased 100.00% of the stock of Anton Nielsen Vojens ApS ("ANV"), a Danish company from Borkwood Development Ltd. (a crruent shareholder of AOXY) for Six Hundred and Fifty Thousand US Dollars. The transaction was financed as follows:

1) AOXY executed a promissory note ("Note") for $650,000, payable to the sellers of ANV ("Sellers") payable and amortized monthly and carrying a interest at 5% per year. AOXY has the right to prepay the note at any time with a notice of 14 days. To secure the payment of principal and interest the Sellers will receive a perfect lien and security interest in the Shares in the company ANV until the note with accrued interest is paid in full., and,

2) In the case that the Note has not been repaid within 12 months from the day of closing the Sellers have the right to convert the debt to common stock of Advanced Oxygen Technologies, Inc. in an amount of non diluted shares calculated on the conversion Date, equal to the lesser of : a) Six hundred and Fifty thousand (650,000) or the Purchase Price minus the principal payments made by the buyer, which ever is greater, divided by the previous ten day closing price of AOXY as quoted on the national exchange, or b) Fifteen million shares, which ever is lesser. The Sellers must demand such conversion with a notice of 1 month.

ANV owns commercial real estate in Denmark. The property has a tenant that has 13 years remaining on their lease (attached hereto as Exhibit II, "Lease").

ITEM 6: RESIGNATIONS OF REGISTRANTS DIRECTORS:

On February 6, 2006 Kurt Sondergaard resigned from the Company's Board of Directors.

ITEM 9. FINANCIAL STATEMENTS, PROFORMA FINANCIAL INFORMATION AND EXHIBITS

EXHIBIT I, Stock Acquisition Agreement

EXHIBIT II, Lease

EXHIBIT III, Audited Financial Statements

EXHIBIT IV, Proforma Financial Information

EXHIBIT V, Promissory Note

SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 3, 2006

/s/ Robert E. Wolfe /s/
------------------------------------------
Robert E. Wolfe, Chairman of the Board and
Chief Executive Officer and Principal
Financial Officer

EXHIBIT I

STOCK ACQUISITION AGREEMENT

January 27, 2006

FOR: 100 % ANTON NIELSEN VOJENS APS STOCK

BETWEEN:

THE SHAREHOLDERS OF ANTON NIELSEN VOJENS APS

AND

ADVANCED OXYGEN TECHNOLOGIES, INC.

STOCK ACQUISITION AGREEMENT	3
1. RECITALS.	3
2. CONSTRUCTION & INTERPRETATION.	3
3. DEFINITIONS.	3
4. PURCHASE AND SALE; CLOSING.	5
5. PURCHASE PRICE	5
6. DELIVERIES	6
6.1. SHAREHOLDERS DELIVERIES	6
6.2. BUYERS DELIVERIES.	6
7. REPRESENTATIONS AND WARRANTIES	6
7.1. BUYER REPRESENTS, WARRANTS, COVENANTS AND AGREES AS FOLLOWS:	6
7.2. THE SHAREHOLDERS REPRESENT, WARRANT, COVENANT AND AGREE AS FOLLOWS	7
8. INDEMNIFICATION	10
9. TAXES	10
10. COSTS AND EXPENSES	11
12. BROKERS, FINDERS OR COMMISSIONS	11
13. CONFIDENTIALITY; PUBLIC ANNOUNCEMENTS	11
14. MISCELLANEOUS PROVISIONS	12
SIGNATURES	14
EXHIBITS	16
SCHEDULE 1	16
DELIVERED DOCUMENTS	17
EXHIBIT A	17
SHAREHOLDERS	17
AUDITED FINANCIAL STATEMENTS	18
LEASE CONTRACT	19

STOCK ACQUISITION AGREEMENT

THIS STOCK ACQUISITION AGREEMENT (this Agreement) is dated as of January 27, 2006, among: (i) Advanced Oxygen Technologies, Inc., a Delaware corporation (Buyer, or AOXY); and (ii) the shareholder(s) as listed on Exhibit A herein (collectively, the Shareholders).

1. Recitals.

1.1. The Shareholders own One Hundred (100) percent of the issued and outstanding shares of the capital stock (the Parent Equity) of Anton Nielsen Vojens ApS, a Denmark corporation ANV) in the amounts as listed on Exhibit A.

1.2. ANV owns no subsidiaries, in whole or in part. For purposes of this Agreement, ANV shall be referred to as the Company or the Companies.

1.3. The Companies are engaged in the real estate investment business (the Business).

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

3.1.3. &#x2018Asset Appraisal shall mean the independent market appraisal of the Assets conducted by an appraiser acceptable to the Buyer as of and as amended, reflected in the Audited Financial Statements, together with any exhibits or schedules annexed thereto.

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

3.1.6. Audited Financial Statements attached hereto as Exhibit C, means:

3.1.6.1. The unqualified audited financial statements of the Companies for the periods ending 30-September-04, 30-September-05, all prepared in accordance with generally accepted accounting principles by independent certified public accountants/auditors acceptable to Buyer, and

3.1.6.2. Pro forma financial statements of the Companies for the interim period beginning 01-October-05 and ending on the Closing Date, prepared in accordance with generally accepted accounting principles by the Companies that are materially the same as the audited financial statements represented in Section 3.1.6.1 above.

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

3.1.12. HSR Act shall mean the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

3.1.13. Lease or Leases shall mean, collectively all those property, office, space or other facility(ies) lease(s), including but not limited to that certain lease(s) executed by the Company(ies) each providing for the lease of the Companies facilities, true copies of which are attached hereto as Exhibit D.

3.1.14. Liability or Liabilities shall mean any liability, obligation, loss or contingency, whether known or unknown, asserted or unasserted, absolute or contingent, accrued or un-accrued, liquidated or un-liquidated, and whether due or to become due, regardless of when asserted or arising, listed on Exhibit K attached hereto and made a part hereof, attached hereto and made a part hereof.

3.1.15. Service Agreement(s) shall mean, individually and collectively, that/those certain Service Agreement(s), as listed on Exhibit N.

3.1.16. Shareholders Legal Opinion means and refers to the legal opinion of the Shareholders counsel, in a form reasonably acceptable to Buyer as contained herein as Exhibit H.

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

4.3. Closing. The closing of the transactions contemplated by this Agreement (the Closing) will take place at a location mutually acceptable to the parties, no later than the earlier of (i) January 27, 2006 and (ii) three (3) business days after the expiration or early termination of the waiting period under the HSR Act (if applicable), or such other day mutually acceptable to the parties hereto (in each parties sole and absolute discretion) following the date on which all such conditions shall have been met (the Closing Date). In the event that the Closing has not occurred by February 1, 2006, for any reason, either Buyer or the Shareholders may terminate this Agreement. In addition, notwithstanding anything else in this Agreement to the contrary, the parties hereto mutually understand and agree that the Closing shall be conditioned upon the closing of the transactions contemplated under the Asset Purchase Agreement.

4.4. HSR Act Notification. Unless the notification and report referred to in this sentence shall have been filed prior to the execution hereof or unless such notification and report shall be deemed by the parties hereto not to be required by the HSR Act, the parties hereto, as promptly as practicable, but in no event later than five (5) business days after the date of this Agreement, file with the Federal Trade Commission (the FTC) and the Antitrust Division of the Department of Justice (the Antitrust Division) the notification and report form required for the transactions contemplated hereby pursuant to the HSR Act and request early termination of the statutory waiting period thereunder. The parties hereto shall furnish to each other such necessary information and reasonable assistance as may be requested in connection with the preparation of any filing required to be made under the HSR Act, and shall use all reasonable efforts to respond as promptly as practicable to all inquiries received from the FTC or the Antitrust Division for additional information or documentation and to obtain as promptly as practicable any clearance required under the HSR Act for the transactions contemplated hereby. Shareholders agree to pay any and all filing fees, notification fees and costs, or other costs associated with compliance of the HSR Act.

5. Purchase Price

5.1. The purchase price for the Shares (the Purchase Price) shall be Six Hundred Fifty Thousand Dollars ($650,000.00), payable in cash, cash equivalents, securities, bonds, notes, or other compensation acceptable to the Shareholders, as further defined in 5.2 below or otherwise agreed to in writing by the parties hereto.

5.2. The Purchase Price shall consist of the following compensation:

5.2.1. Note signed by AOXY in the amount of $650,000 payable and amortized monthly and carrying a interest at 5% per year. AOXY has the right to prepay the note at any time with a notice of 14 days. To secure the payment of principal and interest the shareholders will receive a perfect lien and security interest in the Shares in the company Anton Nielsen Vojens ApS until the note with accrued interest is paid in full.

5.2.2. In the case that the note has not been repaid within 12 months from the day of closing the Shareholders have the right to convert the debt to common stock of Advanced Oxygen Technologies, Inc. in an amount of non diluted shares calculated on the conversion Date, equal to the lesser of : a) Six hundred and Fifty thousand (650,000) or the Purchase Price minus the principal payments made by the buyer, which ever is greater, divided by the previous ten day closing price of AOXY as quoted on the national exchange, or b) Fifteen million shares, which ever is lesser. The Shareholders must demand such conversion with a notice of 1 month.

6. Deliveries

6.1. Shareholders Deliveries

Against delivery of the Purchase Price, and as a condition precedent to Buyers obligation to consummate the transactions contemplated hereunder, the Shareholders shall sell, assign, transfer and deliver to Buyer, all of their respective right, title and interest in and to all of the Shares. In furtherance thereof, as a condition precedent to Buyers obligation to consummate the transactions contemplated hereunder, the Shareholders shall deliver to Buyer on or before the Closing Date the following:

6.1.1. A stock certificate(s), duly endorsed in blank or with a stock transfer power duly endorsed in blank or affixed thereto with respect to the Shares.

6.1.2. In addition, the Shareholder shall deliver or cause to be delivered to Buyer:

6.1.2.1. All executed Lease Contracts;

6.1.2.2. All executed Service Agreement(s)

6.1.2.3. A true and exact copy of the Tax Bill from the State of Denmark

6.2. Buyers Deliveries.

As a condition precedent to the Shareholders obligation to consummate the transactions contemplated hereunder, Buyer shall deliver to the Seller on or before the Closing Date the following:

6.2.1. Purchase Price;

6.2.2. Security interest and perfected lien in the Shares.

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

7.2. The Shareholders represent, warrant, covenant and agree as follows:

7.2.1. Organization. Anton Nielsen Vojens ApS is a corporation duly organized, validly existing and in good standing under the laws of the State of Denmark. Anton Nielsen Vojens ApS has full corporate or company power and authority to conduct its Business as in where its Business is now conducted.

7.2.2. Capitalization. As of the date hereof, the authorized capital stock of Anton Nielsen Vojens ApS is 300,000 shares of common stock with a par value of 1 DKK per share, of which 300,000 shares are issued and outstanding, and (ii) 0 shares of preferred stock. All the Shares have been duly authorized and validly issued, and are fully paid and non-assessable. As of the Closing Date, there will be no outstanding subscription rights, warrants, options, conversion rights or other rights or agreements of any kind whatsoever entitling any person or entity to purchase or acquire any interest in any of the Shares. As of the Closing Date, there will be no agreement between any Shareholder and any other person or entity with respect to the voting and transfer of the Shares or the control of the Companies other than a buy/sale agreement among the Shareholders, which shall be terminated as of the Closing Date. None of the Shares have been issued in violation of any federal, state or other applicable law pertaining to the issuance of securities in violation of any rights, preemptive or otherwise, of any person or entity.

7.2.3. Subsidiaries. Anton Nielsen Vojens ApS does not own any Subsidiaries, in whole or part.

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

7.2.12. Bonding/Credit Capacity. The Companies bonding, bonding agreements, retention agreements, municipal contracts, government contracts, client contracts, vendor agreements, construction agreements, credit facilities, line(s) of credit, and all other agreements are true, complete and correct and represent the Companys contractual obligations and credit position in total and will not be adversely impacted, discontinued, canceled, voided, or otherwise be altered by executing the transactions contemplated herein and will continue in full force and effect subsequent to the execution of this Agreement.

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

12. Brokers, Finders or Commissions

12.1. Each of the parties to this Agreement represents and warrants to the other that all negotiations relating to this Agreement and the transactions contemplated hereby have been carried on by them individually, by their counsel, consultants or by officers of counsel or consultants for the other party and they have not dealt with or employed any broker or finder in connection with or on account of this Agreement or any transaction herein contemplated and insofar as they have knowledge.

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

14.3. Attorneys Fees & Costs. In the event that any action or other formal proceeding is instituted to enforce or interpret any part of this Agreement, the party prevailing in such action or proceeding shall be entitled to recover, in addition to the prevailing partys costs of suit, such attorneys fees as the presiding tribunal deems to have been reasonably incurred by the prevailing party.

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

In the case of: Addressed to:

14.13.1. SHAREHOLDERS:

See Exhibit A

14.13.2. BUYER :

Advanced Oxygen Technologies, Inc. 133 W 13th St, Suite #5, New York, NY 10011 or

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

14.14. Relationship of Parties. Neither party to this Agreement shall be deemed, in any way, nor construed to be, the partner, joint venturer, agent, employee or servant of the other, their entire relationship being that of seller and buyer only, as independent contracting parties other than one of the Shareholders, Borkwood Development Limited is also a non controlling shareholder of AOXY in the NASDAQ public market in the USA.

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

Signatures:

BUYER:

Advanced Oxygen Technologies, Inc.

By:/s/ Robert Wolfe Date: February 3, 2006

Name:Robert Wolfe

Title: Chairman, CEO

SHAREHOLDERS:

Signatures

First Last Signature Date

Borkwood Developments Limited

By:________________________ Date:

Name:______________________ Witness:

Title: ______________________ Name:

Exhibits

Schedule 1

Delivered Documents

GENERAL INFORMATION

Board of Directors, Listing, Officers and terms

Bylaws as amended

Certificate of Good Standing

Copy of 1 Years Business Tax Return.

Copy of Certificate of Incorporation.

Current Shareholders (owners) - Name of %5+ owners

Federal Tax I.D. # (same if outside U.S.)

Financials

Line of Credit Agreements

Resumes of management

Lease Contract

Danish Tax Certificate

Exhibit A

Shareholders

First	Last	Address	City	Country	Fax	No of Shares	% Onwership
Borkwood	Developments Ltd.	103 Kinsgway	London	United Kingdom	44 870 132 0031	300,000	100

Borkwood Development Ltd:

Directors: Hanna Van Breukelen, Amsterdam, Nederlands.

Secretary. Aage Madsen, Voervadsbro, Skanderborg, Denmark

Exhibit C

Audited Financial Statements

See attached:

1. Anton Nielsen Vojens ApS Pro Forma Financial Statements as of January 27, 2006.

2. Anton Nielsen Vojens ApS Consolidated Financial Statements as of 30-Sep-05, 30-Sep-04 (together with Auditors Report)

Exhibit D Lease Contract (see attached)

Exhibit II Lease

Matr. nr. 1446 Vojens Ejerlav, Vojens Anmelder:

Beliggende:

Ostergade 67, 6500 Vojens

LEJEKONTRAKT

Undertegnede: Anton Nielsen Vojens ApS.

(UDLEJER) Jollen 3,

Bork Havn,

6893 Hemmet

og

medundertegnede Statoil A/S

(LEJER) Sankt Annae Plads 13

1299 Kobenhavn K

har d.d. indgaet folgende lejeaftale angaende den pa bilag A viste ejendom matr. nr. 1446 Vojens Ejerlav, Vojens, beliggende Ostergade 67, 6500 Vojens.

1.0 Det lejedes omfang.

1.1 UDLEJER udlejer til LEJER den pa bilag A viste grund pa 3992 m2 matr. nr. 1446 Vojens Ejerlav, Vojens med det derpa opforte malervaerksted. Eksisterende bygninger udover malervaerksted kan nedrives af LEJER uden erstatning for UDLEJER.

2.0 Det Iejedes benyttelse.

2.1 Det lejede skal af LEJEREN anvendes at opfore Statoil/Mango service station med salg af motorbraendstoffer, drift af fast food/delikatesse restaurant og andre varer herunder alle former for dagligvarer, som saedvanligt saelges pa Statoil/Mango service stationer, men kan dog med UDLEJERS forudgaende skriftlige godkendelse anvendes til andet formal. LEJER er berettiget til for egen regning at opfore ovennaevnte service station pa ejendommen.

2.2 LEJEREN er selv ansvarlig for, at det lejede lovligt kan anvendes som ovenfor naevnt. LEJEREN er ansvarlig for, at indretningen og den faktiske brug af det lejede sker i overensstemmelse med gaeldende lovgivning i hele lejeperioden.

3.0 Fremleje/afstaelse m.v.

3.1 LEJER har ret til at fremleje eller bortforpagte det lejede til en person eller et selskab, der agter at fortsaette tankstationsdriften, medmindre UDLEJER har vaegtige grunde, f.eks. den nye lejers darlige okonomi eller manglende branchekendskab, til at modsaette sig dette.

3.2 LEJER har ret til at afsta lejemalet til et andet selskab, til hvem LEJER overdrager sin virksomhed med salg af motorbraendstoffer. LEJER har endvidere ret til afsta lejemalet to en anden lejer indenfor samme branche, med mindre UDLEJER har vaegtige grunde, f.eks. den nye lejers darlige okonomi eller manglende branchekendskab, til at modsaette sig dette.

3.3 Safremt lejemalet med den ny lejer, til hvem LEJER matte afsta lejemalet, ophorer pa grund af misligholdelse, har LEJER ret til at genindtraede i lejemalet pa betingelse af, at LEJER inden 14 dage efter UDLEJERS pakrav godtgor UDLEJER alle dokumenterede omkostninger til daekning af leje- restance, omkostninger ved udsaettelse op UDLEJERS ovrige udgifter: forbindelse med lejemalets ophor.

4.0 Lejemalets begyndelse og ophor.

4.1 Lejemalet tager sin begyndelse den 1. november 1998.

4.2 Lejemalet er fra UDLEJERS uopsigeligt indtil 1. november 2018. LEJER kan efter udlobet af anforte uopsigelighedsperiode forlange uopsigelighedsperioden forlaenget med 10 ad gangen pa uaendrede vilkar.

4.3 Efter udlobet af uopsigelighedsperioden med eventuel forlaengelse efter pkt. 42, kan lejemalet af hver af parterne opsiges med 6 maneders varsel til ophor den forste i en maned, tidligst den 1. i den maned der indtraeder 6 maneder efter uopsigelighedsperiodens ophor.

5.0 Lejens storrelse og regulering.

5.1 Lejen fastsaettes som folger:

Lejebelob kr. 300.000,- p.a. der betales kvartalsvis forud. Forste gang 1. november 1998 betales dog forste ars leje kr. 300.000,- forud. Den 1. november 1999 og 1. november 2000 betales lejen ligeledes arligt forud. Fra 1. november 2001 betales kvartalsvis forud.

Hver den 1. januar pristalsreguleres den arlige leje, forste gang 1. januar 2000 med procentsats svarende til den procentuelle stigning/fald i nettoprisindekset fra 1. januar det foregaende ar til 1. januar i reguleringsaret. Den arlige leje kan aldrig nedsaettes til mindre end den arlige ydelse pr. 1. januar 1999.

Safremt det anvendte prisindeks afloses af et andet tilsvarende prisindeks, skal dette finde anvendelse. Safremt beregning af prisindeks ophorer eller dens beregningsmetode aendres, saledes at det bliver uegnet som grundlag for lejens regulering, er parterne enige om, at basere reguleringen pa et naermest tilsvarende omkostningsindeks.

UDLEJER afholder de pa ejendommen palagte skatter og afgifter herunder ogsa fremtidige stigninger.

Lejen er bortset fra de forannaevnte reguleringer, fast i hele lejeperioden.

5.2 Lejebelob i pkt. 5.1.1 tillaegges den til enhver tid gaeldende moms, p.t. 25%.

6.0 El, vand varme og forsikring.

6.1 Samtlige udgifter t0 der lejedes forsyning mod el, vand, vandafgift, varme og renovation afholdes af LEJEREN der registreres som selvstaendig bruger hos forsyningsselskaberne m.v.

7.0 Vedligeholdelse.

7.2 LEJER vedligeholder den pa ejendommen vaerende malervaerkstedsbygning.

8.0 Renholdelse.

8.1 LEJER sorger for egen regning for renholdelse af det lejede samt fejning, snerydning og, glatforebekaempelse af fortov, gade m.v., som benyttes af LEJER ifolge Bilag A.

9.0 Forandringer af eksisterende bygninger.

9.1 LEJER har tilladelse fra UDLEJER til at nedrive malervaerkstedet, nar lejemalet af dette matte ophore.

LEJER afholder selv alle omkostninger ved nyetablering eller forandringer i bygning eller tekniske anlaeg og drager selv omsorg for myndighedsgodkendelser.

10.0 Det lejdes overlevering og aflevering ved fraflytning.

10.1 Det lejede overtages i den stand det forefindes ved lejemalets begyndelse.

10.2 Ved lejemalets ophor afleverer LEJER ejendommen i paen og ryddelig stand. Servicestationens installationer fjernes af LEJER, ligeledes bygninger safremt pakrav herom fremsaettes af UDLEJER.

11.0 Skiltning.

11.1 LEJER hat ret tit at etablere nodvendig skiltning for drift af service station. LEJER sorger selv for opfyldelse af evt. myndighedskrav.

12.0 Miljo.

12.1 LEJER skal for egen regning sorge for oprydning efter evt. spild/udslip af olieprodukter i lejeperioden i der omfang miljokontrollen kan stille krav herom.

Ved lejemalets ophor skal LEJER ivaerksatte sadanne foranstaltninger som miljomyndighederne kan kraeve ivaerksat.

12.2 Evt. forurening hidrorende fra tiden for lejemalets indgaelse er LEJER uvedkommende.

13.0 Konkurrence.

13.1 UDLEJER er ikke berettiget til at etablere konkurrerende virksomhed til Statoil servicestation, herunder salg af dagligvarer og drift af polsebod i Vojens,

14.0 Forlejeret/forkobsret.

14.1 Onsker UDLEJER indenfor en periode af 6 maneder efter lejemalets ophor at genudleje det lejede, skal LEJER have forlejeret til det lejede pi vilkar som beviseligt kan opnas ved udleje til 3. mand mod acceptfrist pa 14 dage fra modtagelse af dokumentation for 3.diemands tilbud.

14.2 Onsker UDLEJER at saelge ejendommen, skal denne kontrakt ikke vaere tit. hinder herfor, men LEJER skal have forkobsret til det lejede pa vilkar, som kan dokumenteres at kunne opnas fra 3. mand med 14 dage acceptfrist fra modtagelse af dokumentation for tredjemands tilbud.

15.0 Lejemalets ophor.

15.1 Ved lejemalets ophor skal LEJERS skriftlige opsigelse tjene UDLEJER som tilstraekkelig fuldmagt tit at begaere de i.h.t, foranstaende tinglyste rettigheder slettet af tingbogen.

15.2 Omkostninger i forbindelse med tinglysning og aflysning afholdes af LEJER,

16.0 Kontraktomkostninger.

16.1 LEJER afholder omkostninger til stempling af naervaerende lejekontrakt i overensstemmelse med stempellovens bestemmelser herom.

16.2 I tilfaelde af advokat/revisor medvirken betaler hver part egen advokat/revisor.

17.0 Andet

17.1 Udover foranstaende bestemmelser gaelder de i vedlagte kontraktformular (Boligministeriets formular 57 HI) anforte generelle vilkar.

17.2 LEJER indtraeder i UDLEJERS rettigheder og forpligtelser i lejemalet mod autolakerer Tonny Spiegelhauer.

17.3 Lejemalet er betinget af myndighedernes endelige tilladelser.

17.4 Lejemalet er betinget af at deklaration fra Chevron Oil A/S er aflyst.

17.5 Lejemalet er betinget af at ejendommen er frigjort for enhver haeftelse inklusive kreditforeningens pantebrev ved lejemalets begyndelse.

18.0 Tinglysning.

18.1 LEJEREN er berettiget ti] et tinglyse de af naervaerende kontrakt folgende rettigheder, herunder den punkt 14 naevnte forlejeret og forkobsret, pa matr. nr. 1446, Vojens Ejerlav, Vojens, med respekt af de pa denne ejendom pa tinglysningstidspunktet lyste og servitutter.

Dato: Dato: 26, Oktober 1998.

For UDLEJER: For LEJER:

STATOIL A/S

Anton Nielson Vojens Aps Erik Leegaard Christensen

Bent Pedermn

Exhibit III AUDITED FINANCIAL STATEMENTS

ANTON NIELSEN VOJENS APS

Financial Statements for the year ended and the period ended September 30, 2003, September 30, 2004 and September 30,  2005.

INDEX TO FINANCIAL STATEMENTS

Consolidated Financial Statements of the Company

Page
Report of Independent Auditors.....................................................................................................................	F-2
Balance Sheets at September 30, 2003, 2004 and 2005................................................................................	F-3
Statements of Operations for the years ended September 30, 2003, 2004 and 2005.......................................	F-4
Statements of Shareholders’ Equity for the Periods ended September 30, 2003, 2004 and 2005...................	F-5
Notes to Financial Statements..........................................................................................................................	F-6

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders

Anton Nielsen Vojens ApS

We have audited the accompanying balance sheets of Anton Nielsen ApS as of September 30, 2003, 2004 and 2005 and the related statements of operations and shareholders equity for each of the periods. These financial statements are the responsibility of the Companys management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the  financial position of Anton Nielsen Vojens ApS at September 30, 2003, 2004 and  2005 and the results of its operations for each of the periods, in conformity with accounting principles generally accepted in the United States of America.

Soren Jonassen

State Authorized Public Accountant

Copenhagen, Denmark

January 27, 2006

Anton Nielsen Vojens ApS

BALANCE SHEETS

	Year Ended Sept. 30
	2003	2004	2005
	DKK	DKK	DKK
ASSETS
Fixed assets:
Land and buildings........................................................................	1,268,058	1,236,356	1,204,654
Total fixed assets......................................................................	1,268,058	1,236,356	1,204,654

Current assets:
Cash and cash equivalents............................................................	0	131,689	0
Other current assets......................................................................	126,067	0	195,563
Total current assets...................................................................	0	131,689	0
Total assets................................................................................	1,394.125	1,368,045	1,400,217

LIABILITIES AND SHAREHOLDERS’ EQUITY
Equity:
Share capital.................................................................................	300,000	300,000	300,000
Retained ernings...........................................................................	9,665	149,500	149,500
Proposed dividends.....................................................................	200,000	170,000	0
Total equity..................................................................................	509,665	449,500	345,486

Provisions:
Provision for defferred tax............................................................	46,078	61,181	54,239
Total provisions..........................................................................	46,078	61,181	54,239

Long-term liabilities:
Credit institutions..........................................................................	660,407	629,302	600,000
Total long-term liabilities................................................................	660,407	629,302	600,000

Current liabilities:
Curernt portion of long-term debt..................................................	25,778	29,417	29,164
Crefit institutions..........................................................................	25,063	0	31,868
Provision for interest payable........................................................	0	0	0
Trade payables............................................................................	52,750	52,750	52,750
Income taxes...............................................................................	0	49,736	49,120
Other payables.............................................................................	74,384	77,987	133,576
Total current liabilities...............................................................	177.975	203.636	296,478
Total liabilities and shareholders’ equity.....................................	1,394.125	1,368,045	1,400,217

                                                                        See accompanying notes.

Anton Nielsen Vojens ApS

STATEMENTS OF OPERATIONS

	Year Ended September 30
	2003	2004	2005
	DKK	DKK	DKK

Revenue............................................................	369,378	337,125	342,970
Costs................................................................	38,339	25,028	68,850
Gross profit.........................................................	331,039	312,097	274,120

Depreciations....................................................	31,702	31,702	31,702

Operating profit...................................................	299,337	280,395	242,418

Financial income.............................................	3,530	3,105	104
Finacial expenses............................................	50,399	48,786	46,453

Profit before taxes...............................................	252,468	234,714	196,069

Tax on profit...................................................	78,118	79,453	50,494

Net profit for the year.........................................	174,350	164,261	145,575

                                                                        See accompanying notes.

Anton Nielsen Vojens ApS

STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Shares	Retained Earnings	Total
	US$	US$	US$

Balance at September 30, 2003.	300,000	9,665	309,665

Net income (loss)........		164,261	164,261

Balance at September 30, 2004.	300,000	3,925	303,925

Net income (loss)........		145,575	145,575

Balance at September 30, 2005.	300,000	149,500	449,500

Net income (loss)........		(104,014)	(104,014)

Balance at December 31, 2005.	300,000	45,486	345,486

                                                                        See accompanying notes.

NOTES TO FINANCIAL STATEMENTS

1.         Summary of Significant Accounting Policies

Description of Business

The Company is investing in and administrating real estate. The company is focusing on finding new attractive real estate to invest in during the year 2006.

Reporting currency

The functional currency of the Company is the DKK.

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

Land and Buildnings

Land and buildings are carried at cost and depreciated on a straight-line basis over the expected useful lives.

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

2.         Depreciations

	Sep. 30,
	2003	2004	2005
	DKK	DKK	DKK
Land and buildings.........................................................	31,702	31,702	31,702
	31,702	31,702	31,702

3.         Land and buildings

            Equipment, and improvements consisted of the following:

	Sep 30
	2003	2004	2005
	DKK	DKK	DKK
Land and buildings..........................................................	1,585,078	1,585,078	1,585,078

Less accumulated depreciation.......................................	317,020	348,722	380,424
Net land and buildings................................................	1,268,058	1,236,356	1,204,654

4.         Commitments

The company does not have any commitments.

5.         Related party transactions

The Company has no transactions with related parties.

Exhibit IV PRO FORMA FINANCIAL STATEMENTS

ADVANCED OXYGEN TECHNOLOGIES, INC &
ANTON NIELSEN VOJENS APS

PROFORMA BALANCE SHEET

	June 30, 2005
	Anton Nielsen Vojens ApS	Advanced Oxygen Technologies, Inc	Combined
ASSETS

Current assets:
Cash and cash equivalents
Other current assets	16,337		16,337
Total current assets	16,337		16,337

Fixed assets:
Land and buildings	195,577		195,577
Total fixed assets	195,577		195,577

Other assets:
Investment in Mobile Group, Inc.		-	-
Total assets	211,915		211,915

LIABILITIES AND SHAREHOLDERS EQUITY

Current liabilities:
Accounts Payable		48,690	48,690
Payroll and sales taxes payable		37,515	37,515
Current portion of long-term debt	4,704		4,704
Credit institutions			-
Provision for interest payable			-
Trade payables	8,508		8,508
Income taxes	1,290		1,290
Other payables	21,124		21,124
Total current liabilities	33,046	86,205	119,251

Provisions:
Provision for defferred tax	9,868		9,868
Total provisions	9,868		9,868

Long-term liabilities:
Due to Officer		17,545	17,545
Credit institutions	99,489		99,489
Total long-term liabilities	99,489	17,545	117,034

Equity:
Share capital	48,387		48,387
Retained ernings	21,125		21,125
Proposed dividends			-
Convertible preferred stock, Series 2, par value $0.01; authorized 10,000,000 shares;
issued and outstanding 5,000 shares liquidating preference $25,000		50	50

Convertible preferred stock, Series 3, par value $0.01; authorized and issued,			-
1,670,000 shares		16,700	16,700

Convertible preferred stock, Series 4; issued and outstanding,			-

Convertible preferred stock, Series 5; issued, 1 share			-

Common stock, par value $0.01; authorized, 90,000,000 shares; issued
46,973,585 shares		469,736	469,736

Additional paid-in capital		20,628,396	20,628,396

Accumulated deficit		(21,211,348)	(21,211,348)

Less treasury stock, at cost		(7,284)	(7,284)

1,670,000 shares of convertible preferred stock, Series 3			-
1,120,000 shares of common stock			-
Total equity	69,512	(103,750)	(34,238)

Total liabilities and shareholders equity	211,915		211,915

ADVANCED OXYGEN TECHNOLOGIES, INC
ANTON NIELSEN VOJENS APS
PROFORMA INCOME STATEMENT
(USD)

	12 Months Ending 30-Jun-05			3 Months Ending 30-Sep-05
	Anton Nielsen Vojens Aps	Advanced Oxygen Technologies Inc.	Combined	Anton Nielsen Vojens Aps	Advanced Oxygen Technologies Inc.	Combined
Revenues

Revenues	54,541		54,541	14,371		14,371
Costs	11,984		11,984	130		130
Gross Profit	42,556		42,556	14,241		14,241

Costs and Expenses

Depreciations	5,113		5,113	1,278		1,278
Professional fees- corporate		10,688	10,688			-
Transfer agent expense		2,125	2,125			-
Other costs and expenses-corporate		766	766			-
	5,113	13,579	18,692	1,278		1,278

Income from continuing operations before other income (expense) and income tax expense	37,443	(13,579)	23,864	12,963		12,963

Other income(expense)

Forgiveness of indebtedness		184,091	184,091			-
Financial Income	142		142			-
Financial Expense	(7,578)		(7,578)	(1,882)		(1,882)
	(7,436)	184,091	176,655	(1,882)		(1,882)

Income (loss) from continuing operations, before income tax expense	30,007	170,512	200,519	11,081		11,081

Income tax expense	3,153		3,153			-

Income (loss) from continuing operations	27,115	170,512	197,366	11,081		11,081

Discontinued IP Service operations, no tax effect		(204,058)	(204,058)

NET INCOME (LOSS)	27,115	(33,546)	(6,692)	11,081		11,081

Estimated amount of taxable operating results and cash: The estimated amount of taxable operating results and cash made available by operations will be $27,115 which is based on the most recent year's results and the assumption that there are no significant changes in operations.

ExhibitV PROMISSORY NOTE

PROMISSORY NOTE

Principal: $650,000.00 New York, NY

Interest: 5.00% per annum February 2, 2006

FOR VALUABLE CONSIDERATION, the receipt and sufficiency of which is hereby acknowledged, Advanced Oxygen Technologies, Inc., (referred to herein below as Maker) promises to pay collectively and proportionately in the same proportions as the equity positions as defined by the Stock Acquisition Agreement (herein defined) to Borkwood Development Ltd. or to their assigns, successors or order (Holder), at Aarhus Denmark or at such other place as Holder may designate, the sum of Six Hundred and Fifty Thousand US Dollars ($650,000.00), in lawful money of the United States, together with interest thereon, and any other amounts due hereunder in the manner prescribed herein below.

This Promissory Note (this Note) is issued and delivered by Maker to Holder pursuant to that certain Agreement relating to the purchase and sale of all of the assets of Anton Nielsen Vojens APS; and that certain Stock Acquisition Agreement, effective as of February 2, 2006, among Advanced Oxygen Technologies, Inc. and Holder, relating to the purchase and sale of one hundred percent of the issued and outstanding capital stock of Anton Nielsen Vojens APS (the Stock Acquisition Agreement or Agreements).

1 Interest (Time-Price Differential).

1.1 The unpaid balance of this Note shall accrue interest at the rate of Five Percent (5.00%) per annum, computed for the period commencing on the date of this Note and continuing thereafter until all obligations hereunder are satisfied in full

2 Installment Payments.

2.1 The obligation evidenced by this Note shall be paid in installments, as follows:

2.1.1 Commencing on April 2, 2006 and on the same day of each succeeding month thereafter, through and including the 2nd day of March, 2007, the sum of $55,664.84, payable by wire transfer of immediately available funds.

2.1.2 There shall be a ten (10) day grace period for all payments due under this Promissory Note.

3 Balloon Payment Statute Inapplicable.

3.1 No payment or payments required by the terms of this Note constitute a so-called balloon payment. No notice of any balloon payment becoming due shall be required to be given by Holder and Maker hereby expressly waives the necessity of notice of any such payment and the benefit of any and all laws and statutes under any jurisdiction requiring such notice.

4 Application Of Payments.

4.1 All payments made by Maker hereunder shall be applied in accordance with the amortization schedule attached hereto as Schedule A.

5 Promise To Pay Unconditional.

5.1 Subject only to Section 11 hereof, Makers promise to pay the indebtedness evidenced by this Note is absolute and unconditional. Subject only to Section 11 hereof, the entire sum of principal and accrued interest thereon, as well as any other sum becoming due and payable by Maker under the terms of this Note shall become due and payable as specified herein without offset, reduction, contest or counterclaim of any type or nature whatsoever and without notice, except such notice as may be expressly required by statute.

6 Makers Right To Prepay Reserved.

6.1 As a material part of the consideration for the obligations created by this Note, Maker hereby executes same with the express understanding that Maker may, at Makers sole option, pay without penalty or other charge, any amount of the indebtedness evidenced by this Note at any time in advance of the due date thereof. In the event that any such prepayment is less than the amount then necessary to satisfy the entire unpaid principal balance and interest due at the time of such prepayment due under this Note, the monthly installments shall be recalculated to reflect the remaining principal due and shall accrue interest at the rate of five percent per annum thereforward.

7 Guarantor: All Obligations Secured.

7.1 The guarantor of the Note is Advanced Oxygen Technologies, Inc. (Guarantor). Subject only to Section 11 hereof, Guarantor absolutely, unconditionally and irrevocably guarantees to Holder the prompt and unconditional payment of all amounts payable hereunder, whether regular installment payments or, in the event of acceleration, the entire principal amount hereof, along with all accrued but unpaid interest thereon and any other sums which may be due under this Note and all renewals, extensions and modifications hereof (the Guarantee). Subject only to Section 11 hereof, the Guarantee is a guarantee of payment and not of collection, and the terms, covenants and conditions of the Guarantee and the obligations of Guarantor hereunder shall be continuing, absolute and unconditional under any and all circumstances and shall be performed by Guarantor without regard to (a) the validity, regularity or enforceability of this Note or any collateral security or guarantee therefor; (b) any defense or counterclaim that may at any time be available to or asserted by Maker against Holder and which constitutes, or might be construed to constitute, an equitable or legal discharge of Maker from this Note or Guarantor from the Guarantee, in bankruptcy or any other instance except as provided in Sections 11 and 12 hereof; (c) any law, regulation, or decree now existing or hereafter in effect that might in any manner affect any of the terms, covenants and conditions of this Note or the rights, powers or remedies of Holder hereunder as against Maker or that might cause or permit to be invoked any alteration in the time, amount or manner of payment or performance of this Note; or (d) the election of Holder to exercise any of its rights under this Note. Subject only to Section 11 hereof, it is the purpose and intent that the terms, covenants and conditions of the Guarantee and the obligations and liabilities of Guarantor hereunder shall be continuing, absolute and unconditional under any and all circumstances and shall not be discharged except by payment and performance as provided herein. Guarantor expressly acknowledges that Holder is relying on the Guarantee in entering into the transactions contemplated by the Stock Acquisition Agreement. Until each and every term, condition and covenant of the Guarantee are fully performed, Guarantor shall not be released (a) by any act or thing which might, but for this Section 7.1, be deemed a legal or equitable discharge of the surety; (b) by reason of any waiver, extension, modification, forbearance or delay of Holder or Maker; (c) by Holders or Makers failure to proceed promptly or otherwise; or (d) by reason of any further obligation or agreement between Maker and Holder. Subject to Section 11 hereof, Guarantor expressly waives and surrenders any defense based upon any of the foregoing acts, things, agreements, waivers or any of them.

8 Definition Of Default.

8.1 Subject only to Section 11 hereof, Maker shall be deemed to be in default of its obligations under this Note (a Default) in the event of any one or more of the following:

8.1.1 Any installment payment or payment of any other amount becoming due hereunder which is not received by Holder when due, after the expiration of the grace period.

8.1.2 Any breach of a representation or warranty or failure to comply with any covenant or agreement on the part of Maker under this Note (other than as set forth in Section 8.1.1), either of the Agreements or any other agreement executed in connection therewith, which is not bonded or otherwise secured or satisfied or cured by Maker within thirty (30) days from written notice thereof, provided that the method of such cure (whether by bonding or other security or satisfaction) is acceptable to Holder in Holders reasonable discretion.

8.1.3. Maker or Guarantor shall not, or either shall admit in writing its inability to, or either shall be generally unable to, pay its debt as such debts become due.

8.1.4. Subject to Section 11, Maker or Guarantor shall apply for or consent to the appointment of a receiver, custodian, trustee or liquidator of itself or of all or a substantial part of its property, make a general assignment for the benefit of its creditors, file a petition seeking to take advantage of any bankruptcy or related law, or take any action for the purpose of affecting any of the foregoing.

8.1.5. Any insolvency proceeding or similar process is commenced or filed against Maker or Guarantor.

8.1.6. A final judgment for the payment of money shall be rendered against Maker or Guarantor by a court or other entity having jurisdiction, provided same is not bonded, secured or otherwise satisfied within, provided that the method of such cure (whether by bonding or other security or satisfaction) is acceptable to Holder in Holders reasonable discretion.

8.1.7. Any non-monetary judgment, order or decree is entered against Maker or Guarantor which could reasonably be expected to have a material adverse effect on Maker or Guarantor, which is not bonded or otherwise secured or satisfied by Maker within thirty (30) days from written notice thereof, provided that the method of such cure (whether by bonding or other security or satisfaction) is acceptable to Holder in Holders reasonable discretion.

9. Holders Option To Accelerate In Event Of Default, Etc.

9.1 Notwithstanding and irrespective of the maturity date of this Note, in the event of any Default, Holder shall have the right, at Holders option, after ten (10) days notice to Maker, during which such period Maker shall have the right to cure the Default or Defaults specified in such notice, to declare the entire balance of the unpaid principal with accrued interest and any other sums becoming payable under the terms of this Note forthwith due and payable.

10. Holders Remedies Cumulative.

10.1 All remedies accorded to Holder under the terms of this Note and under the aforesaid Stock Acquisition Agreement shall be cumulative and additional each to the other and to any other rights or remedies associated with security interests in real property or other assets, under applicable law and equity. The exercise by Holder of any one right or remedy shall not constitute an exclusive election or waiver of any other right or remedy.

11. Set-Off.

11.1 Notwithstanding any other provision in this Note, Maker and Guarantor shall have the right to set off, in direct order of maturity, against any payments due under this Note any and all amounts owed to Maker pursuant to the Stock Acquisition by reason of Holders breach of a representation or warranty under the Stock Acquisition Agreement, and not paid, provided that Maker shall provide Holder with written notice of the amount to be set off and the reasons therefore (a Set-Off Notice) at any time prior to the date or dates on which Maker intends to apply a set-off from the amount due under this Note. If, after its receipt of a Set-Off Notice and payment by Maker of any amount due under this Note less the amount set-off by Maker, Holder disagrees with the amount of or reason for the set-off specified in a Set-Off Notice, Holder shall be prohibited from declaring the obligations under this Note, by reason of the set-off, to be in default and, upon Holders notice thereof to Maker, the parties shall attempt to resolve the matter in good faith. Failing such resolution, Holder may seek an equitable resolution in a court of law, and during such time as the matter is pending and until the matter is finally and judicially resolved, Holder shall be prohibited from declaring the obligations under this Note, by reason of the set-off, to be in default.

11.2 If Maker exercises its right of set-off in good faith and it is subsequently determined that such exercise was unwarranted, Maker shall promptly pay all amounts improperly set off, plus interest from the date of the set-off until the date of the payment at the rate of 12% per annum, and upon such payment Maker shall be deemed to be in full compliance with its obligations under this Note.

12. Reduction of Balance as Payment for Certain Claims.

12.1 Notwithstanding anything else in this Note or the Agreements to the contrary, Maker and Holder and Guarantor mutually understand and agree that any amounts owed in connection with any successful claim by Maker in connection with breaches of any of the representations and warranties under the Agreements shall first be satisfied by applying such amounts against the balances then owed under this Note and, to the extent such balances are insufficient to satisfy such amounts, against the principal amount of this Note (it being mutually understood and agreed that Holders aggregate joint and several liability with respect to breaches of the representations and warranties set forth in Section 7.2.11 of the Stock Acquisition Agreement shall be limited to $650,000.00, and Holders and Sellers aggregate joint and several indemnification obligations under the Stock Acquisition Agreement (after taking into account the full exercise by Maker of its set-off rights under this Note) shall be limited to the aggregate amount of funds actually received by Holder and Seller under the Stock Acquisition Agreement, as applicable).

13. Representations and Warranties.

13.1 Maker and Guarantor, jointly and severally, hereby represent and warrant to Holder as follows:

13.1.1 Maker and Guarantor have full right, power, authority and capacity to execute and deliver this Note and any other documents and instruments required to be executed and delivered hereunder, and to perform their obligations under this Note and such other documents and instruments. Makers and Guarantors execution and delivery of and performance under this Note has been duly authorized by all necessary action of Maker or Guarantor, as applicable, and this Note constitutes the valid and binding obligation of Maker and Guarantor, enforceable against Maker and Guarantor in accordance with its terms, except as may be limited by bankruptcy, insolvency or other similar laws affecting the enforcement of creditors rights generally and subject to general principles of equity.

13.1.2 The execution, delivery and performance of this Note by Maker and Guarantor, and the consummation by Maker and Guarantor of the transactions contemplated hereby, will not (i) violate any constitution, statute, regulation, rule or other restriction of any government or government agency to which Maker or Guarantor is subject; (ii) conflict with, or result in the breach or termination of, or constitute a default under, any agreement, commitment or other instrument, or any order, judgment or decree, to which Maker or Guarantor is a party or by which Maker or Guarantor is bound (including, in the case of Guarantor, Guarantors Articles of Incorporation or Bylaws); or (iii) permit the acceleration of the maturity of any indebtedness of, or any indebtedness secured by the property of, Maker or Guarantor.

13.1.3 No consent, notification, approval or authorization of, or designation, declaration or filing with, any governmental authority or any other party is required on the part of Maker or Guarantor in connection with the execution, delivery and performance of this Note.

14. Provisions Common To Entire Note.

The following terms shall apply to the obligations arising under this Note in its entirety:

14.1.1 Attorney Fees & Costs. Maker expressly agrees that, in the event of commencement of a suit, collection action, foreclosure or other action (Action) to enforce or interpret any provision of this Note, and in the event that such Action is successful, and not set-off by any right of Maker to set-off as provided herein, Holder shall be entitled to also recover from Maker, in addition to all unpaid principal and interest, all costs of such Action as well as all reasonable attorneys fees incurred by Holder in connection therewith and interest thereon as provided for herein. Such amounts shall be paid by Maker within five (5) days of receipt of written notice from Holder.

14.1.2 Gender Plural and Singular. Whenever required by the context hereof, the singular shall be deemed to include the plural, the plural shall be deemed to include the singular, the masculine the feminine, and the neuter gender shall be deemed to include the others.

14.1.3 Governing Law. This Note shall be interpreted, construed and governed by, in accordance with and consistent with the laws of the State of New York, which shall apply in all respects, including statutes of limitations, to any disputes or controversies arising out of or pertaining to this Note.

14.1.4 Method of Giving Notices. Any notice required or permitted to be given hereunder shall be so given personally, by facsimile, by nationally recognized overnight delivery service, or by registered or certified (return receipt) United States Postal Service mail, postage pre paid, unless a notice transmitted in said manner is returned to the sender as unclaimed, refused or undeliverable, or unless the party giving notice has a good faith reason to believe that a notice transmitted in said manner will be so returned, in which case such notice may be given, at the senders option, by personal service or by first class mail provided that such alternative method is effectuated by a disinterested party who attests thereto by a written declaration under penalty of perjury in a form authorizing service by mail. Any such notice shall be addressed to or delivered to the recipient as follows:

In the case of : Addressed to:

Maker: Advanced Oxygen Technologies, Inc.

133 W 13th Street, Suite #5

New York, NY 10011

Guarantor: Advanced Oxygen Technologies, Inc. 133 W 13th St, Suite #5, New York, NY

Holder: Borkwood Development Ltd. Kingsway House, 103 Kingsway, London UK WC2B 6AW England.

In the event that notice is given personally or by facsimile, such notice shall be deemed to have been received on the date sent. In the event that notice is given by nationally recognized overnight delivery service, such notice shall be deemed to have been received on the first business day following deposit thereof with such delivery service. In the event that notice is transmitted by U.S. Mail, such notice shall be deemed to have been received by the addressee and service thereof shall be effective five (5) days following deposit thereof with the United States Postal Service, or upon actual receipt, whichever first occurs, unless the address for delivery is not within the United States or its territories or possessions, in which case service shall be effective seven (7) days following deposit thereof, or upon actual receipt, whichever first occurs. A party may change the above specified address by giving the other party notice of the new address in the manner above prescribed for all notices.

15. Rights of Holder.

15.1. Holder may, without notice thereof, extend time of payment and accept partial payment, before or after maturity, without thereby changing or releasing the liability of Maker or any other party on this Note; and Maker and Guarantor, and all other parties liable hereon, hereby waive presentment for payment, demand, notice of non-payment and protest, diligence in enforcement and indulgences of every kind.

16. Terms Binding on Successors, Etc.

16.1 All terms and conditions set forth in this Note shall be binding upon and be observed by the successors, permitted assigns, representatives, trustees, and receivers of Maker and Guarantor and the successors, assigns, representatives, trustees, and receivers of Holder. Neither Maker nor Guarantor shall assign their duties or obligations hereunder without the prior written consent of Holder, which may be withheld in Holders sole and absolute discretion. This Note may be assigned in whole or in part by Holder without the consent of Maker or Guarantor.

17. Severability.

17.1 In the event that any term, provision, clause, article, condition or other portion of this Note is determined to be invalid, void or unenforceable by a forum of competent jurisdiction, the same shall not affect any other term, provision, clause, article, condition or other portion hereof and the remainder of this Note shall remain in full force and effect, as if such invalid, void or unenforceable term, provision, clause, article, condition or other portion of this Note did not appear herein.

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

IN WITNESS WHEREOF, Maker has executed and Guarantor has caused its duly authorized officers to execute this Note on the date and in the place first written above.

Maker:

Advanced Oxygen Technologies, Inc.

By: _____________________________________

Robert E. Wolfe

Name: Advanced Oxygen Technologies, Inc. President

Exhibit II

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

-----------------------------

FORM 8-K

CURRENT REPORT

Pursuant to Section 13 or 15(d) of theSecurities Exchange Act of 1934

March 03, 2006

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

C/O Crossfield Incorporated133 West 13th St. Suite no.5 New York, NY 10011

(Address of Principal Executive Offices)

Registrant's Telephone Number: (212) 727-7085

26883 Ruether AvenueSanta Clarita, CA, 91351

(Former Address)

Item 2: Acquisition or Disposition of Assets

Item 9: Exhibits

Signatures

Exhibits:

Exhibit I, Acquisition Agreement (Danish original)

Exhibit II, Acquisition Agreement (English translation)

ITEM 2: ACQUISITION OR DISPOSITION OF ASSETS

Pursuant to an acquisition agreement attached hereto as exhibit I (Danish original) and Exhibit II (English Translation) ("Acquisition Agreement"), on March 3, 2006 Anton Nielsen Vojens ApS ("ANV"), a wholly owned subsidiary of Advanced Oxygen Technologies, Inc. ("AOXY") entered into an agreement to sub divide and sell a 3,300 M2 portion of its Vojens City property ('Property") for Two Million Three hundred Thousand Danish Krone (2.300.000 DKk) to Ejendomsselskabet Ostergade 67 ApS, a Danish company ("EO"). Under the terms of the Acquisition Agreement:

1. EO has deposited 2.300.000 DKK with ANV,

2. EO is purchasing the Property in an as is condition,

3. EO is responsible for all costs of the transaction including but not limited to: sub division costs, legal, financial, 1/2 the filing costs, deed transfer costs and ANV is responsible for the survey costs and 1/2 the filing costs,

4. The deposit will be released to ANV upon transfer of the deed, and the satisfaction of all of the terms of the Acquisition Agreement.

The remainder of the Vojens City property owned by ANV will continue to be leased by StatOil AS. StatOil AS has executed an amended lease with ANV conditioned upon the transfer of the Property whereby StatOil AS has extended its current lease with ANV for a 20 year period and the new base annual indexed rent will begin at 200.000 DKK.

ITEM 9. EXHIBITS

EXHIBIT I, Acquisition Agreement (Danish, original)

EXHIBIT II, Acquisition Agreement (English Translation)

SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 14, 2006

/s/ Robert E. Wolfe /s/
------------------------------------------
Robert E. Wolfe, Chairman of the Board and
Chief Executive Officer and Principal
Financial Officer

EXHIBIT I, ACQUISITION AGREEMENT (Danish)

BETINGET SKODDE

Undertegnede

Anton Nielsen Vojens ApS

cvr. n r. 31 36 34 11

Dyreborgvej 101

5600 Faaborg.

(i det folgende kaIdet saelger)

Saelger, skoder og betinget overdrager herved til

Ejendomsselskabet Ostergade 67 ApS

cvr. n r.*

Ostergade 65

6500 Vojens

(idet folgende kaidet kober)

Ca 3.300 m2 af den selskabet ifolge tingbogen tilhorende ejendom

matr.nr. 1446 Vojens

af samlet areal 4.040 m2 ifolge tingbogen og beliggende Ostergade 67, 6500 Vojens

Det overdragne, der er under udstykning, betegnes som del nr. *, jf. vedhaeftede rids.

Overdragelsen er i ovrigt indgaet pa folgende naermere vilkar:

1.

I handelen medfolger den pa grunden vaerende bebyggelse med grund-, mur-og magelfast tilbehor, stobegods og varmeanlaeg, alle slags ledninger og installationer, herunder i det omfang det er installeret, faste lamper og fast badevaerelsesudstyr, hegn, traeer, planter og alt ejendommens rette tilliggende og tilhorende alt som besigtiget og antaget af kover.

Ejenddommen overdrages i overigt med de samme rettigheder, byrder, servitutter og forpligtelser, hvormed den har tilhort saelger og tidligere ejere, herunder eventuaelle rettigheder og forpligtelser overfor ejendommens forsyningsselskaber og grunderjerforeninger.

Ejendonmmen, herunder bygininger og udenomsarealer, er overtaget af kober i den stand, hvori disse er og forefindes, idet det er aftalt, at kober ikke I forbindelse med eventuelle pa bygningerne knostaterede mangler kan gore noget krave gaeldende mod saelger.

Saelger oplyser,

at ejendommen saelger bekendt ikke er under omvurdering,

at der saelger bekendt ikke verserer sager eller er udstedt pabud, der vedrorer ejendommen,

at ejendommen saelger bekendt ikke er omfattet af tidsbegraensede dispensationer,

at ejendommen ikke er omfattet af lov om brandsikring af aeldre beboelsesbygninger m.v. Fremtidige aendringer heri er saelger uvedkommende,

at der ikke sker varmelevering i henhold til kontrakt,

at der ikke i saelgers ejer etableret affaldsdepot eller losseplads pa ejendommen,

at ejendommen saelger bekendt er forurenet, og at der i denne anledning er tinglyst et notat pa ejendommen,

at der saelger bekendt ikke fra offentlige myndigheder foreligger uopfyldte krave om eventuel registrering som affaldsdepot og/eller forurening,

at der formentlig vil ske en forureningsundersogelse foretaget af amtet,

at der er to olieudskillere pa grunder. Kober patager sig answvaret for evnetuel retablering og godkendelse af offentilig myndighed.

Fremtidige krav til miljoforhold for kobers anvendelse af ehendommen er saelger uvedkommende.

Kobers fremtidige pataenkte benyttelse af ejendommen er saelger uvedkommende.

Ejendommen er ikke omfattet af Lov om fremme af energi-og vandbesparelser i byginger.

2.

Overtagelsesdagen er aftalt til den 1. marts 2006, fra hvilket tidspunkt det solgte henligger for kobers regning og risiko i enhver henseende.

Kober overtager ejendommen fri for lejemal og andre brugsrettigheder.

Det pahviler kober ved egen foranstaltning, at tegne nodvendige forsikringer, herunder imod bygningsbrand, med virkning fra overtagelsesdagen.

Hvis ejendommens bygininger er fuld-og nyvaerdiforsikrede mod brandskade er risikoen herfor do allerede overgaet fra kobsaftalens dato. Kober er da berettiget til lerstatningen fra brandforsikringen efter de herom gaeldende regler og forpligtet til at opfylde den indgaede handel.

Overtagelsesdagen er samtidig skaeringsday med hensyn til de ejendommen vedrorende indtaegtrer og udgifter, og der udfaerdiges saedvanlig refusionsopgorelse, hvis tilsvar berigtiges kontant.

Evenuelle foraldne ydelser for eller pa overtagelsesdagen betales af saelger.

Kober er ansvarlig for at ejendomsskattern n.v., der forfalder til betaling efter overtagelsesdagen, betales rettidigt, uanset om opkraevning matte vaere fremsendt.

I perioden til endelig unstykning foreligger fordeles ejendommens skatter mellem saelger og kober i det forhold, der svarer til arealet.

Kober meeddeler ejerskifte til de repektive forsyningsslskaber med henblik pa afleasning af forbrugsmalere og fremsendelse af slutopgorelse. I de tilfaelde hvor de respektive forsyningsselskaber ikke foretager aflaesning foretages aflaesning af parterne i forening./

Saleger eller dennes advokat sorger for afmelding af eventuelle betalingsordninger.

3.

Kobersummen er aftalt til kr. 2.300.000.00- skriver tomillionertrehundredetusinde kroner 00 ore hvilket belob indbetales konant senest pr. Overtagelsesdagen den 1. marts 2006 Nordea, Haderslev.

Kobesummen- med fradrag af indfrielse af ikke overtagen pantegaeld, betaling af eventuelle restancer, betaling ef eventuel kober tilkommende refusionssaldo samt det omkostningsbelob som saelger i henhold til nedenstaende skal betale- indsaettes pa deponeringskonto til frigivelse, nar naervaerende skode forelilgger tinglyst endeligt uden praejudicerende retsanmaerkninger.

Kob esummens fordeling:

Bygninger kr. 2.061.750,00

Grund kr. 238.250,00
============================

KOBESUM I ALT kr. 2.300.000,00

4.

Ejendommen er ikke saerskilt vurderet. Vaerdien af ejendommen pa anmeldelsestidspunktet udgor kr. 2.300.000,00.

5.

Der pahviler ikke ejendommen gaeld til det offentlige eller endre vedrorende vand, vej, fortov kloak eller lignende, og hvad der eventuelt senere matte blive palagt ejendommen af sadanne bidrag, skal vaere saelger uvedkommende. Saelger oplyser dog, at der saelger bekendt ikke er afsagt kendelser eller udfort arbejder, der medforer bidrag af her naevnte art.

Gaeld, der betales efter forbrugsmalere, betales af kober fra skaeringsdagen.

6.

Kober er gjort bekendt me og respekterer, at der pa ejendommen er tinglyst folgende servitutter:

01.05.1962 Dokument om oversigt m.v.

02.03.1967 Dokument om oversigt m.v.

23.01.1979 Dokument om adgangsbegraensning m.v.

01.05.1979 Dokument om byggelinie m.v.

25.09.1997 Lokalplan nr. 12-53

Med hensyn til servitutternes naermere indhold henvises til ejendommens blad i tingbogen.

Kober respekterer endvidere de servitutter, der in henhold til servituterklaering udarbejdet af Kort og Matrikelstyrelsen if forbindelse med udstykningssagen matte blive palagt ejendommen.

7.

Kober overtager udenfor kobesummen saelgers eventuelle momsteguleringsforpligtelser for ejendommen. Kober og saelger underskriver erklaering herom overfor toldvaesenet.

Saelger leverer til kober en opgorelse herover senset i forbindelse med udfaerdigelse af refusionsopgorelse.

8.

Under henvisning til lovbekendtgorelse nr. 920 af 22. december 1989 med senere aendringer om sommerhuse og campering erklaerer kober, at ejendommen skal envendes til et formal, der ikke er omfattet af lovens 1, men i stedet skal envendeds til udlejning til erhverv.

9.

Haervaerende handel er af begge parter betinget af:

1. Kobesummens berigtigelse.

2. Udstykningens gennemforelse, saledes at saelger beholder 740 m2 der udlejes til Statoil.

Handelen er endvidere fra kobers dside betinget af:

3. At der ingas en aftale mellem kober og Statoil om faelles ret til at benytte faelles indkorsel til enendommen, som tiltraedes af saelger og tinglyses pa begge ejendomme.

4. At der med saelger etableres en forlejeret og forkobsret til markedsvilkar pa det af statoil lejede areal, safremt Statoil ikke laengereanvender dette til benzinanlaeg med respekt af Statoils eksisterende rettigheder.

5. At Statoil aflyser lejeret og forkobsret pa det herved solgte areal.

Parterne meddeler advokat Erik Berg, Vojens og advokat Bjarne Ditlevsen, Vojens, hver for sig fuldmagt til at give og tage endeligt skode, nar betingelsen herfor er opfyldte, dog bemyndiges Kort og Matrikelstyrelsn herved til pa parternes vegne at fremsende overdragelsesdokumenterne til tinglysning som adkomst for kober, nar udstykningen er gennemfort og ikke afventer andet end registrering i matriklen.

10.

Omkostningerne ved naervaerende handels berigtigelse afholdes saledes:

Registreringsafgift skode samt omkostninger til udarbejdelse af deklarationer betales af saelger og kober med halvdelen hver.

Saelger alene betaler omkostninger til egen radgiver samt udstykningsomkostninger herunder eventuelle relaksationer.

Kober alene betaler omkostninger til egen radgiver.

Skanderborg, den 3 marts, 2006

Som saelger:

Anton Nielsen Vojens ApS.

/s/ Aage Madsen

Til vitterlighed om underskriftens aegthed, dateringens rigtighed samt underskriverens myndighed for sa vidt angar Aage Madsen:

Personlig underskrift: /s/Lise Gemmel Personlig underskrift: /s/Jens S. Olsen

Nave: Lise Gemmel Nave: Jens S. Olsen

Stilling: sygeplejeske Stilling konsulent

Addresse: IP Jacobsensvey 67 Address: IP Jacobsensvey

Postnr./By: 8230 Aabyhoy Postnr./By: 8230 Aabyhoy

Vojens, den 1. marts 2006

Som kober:

Ejendomsselskabet Ostergade 67 ApS

/s/Diens Chirstian Barsoe Kliver /s/ Bente Friis Kliver /s/ Peter Lorenzen Kliver

Diens Christian Barsoe Kliver, Bente Friis Kliver, Peter Lorenzen Kliver

EXHIBIT II, ACQUISITION AGREEMENT (English)

The undersigned Anton Nielsen Vojens ApS

(Seller)

Sells and assigns herewith to

Ejendomsselskabet Ostergade 67 ApS

(Buyer)

App. 3,300 sq.m. of the real estate belonging to Seller according to public records noted under real estate number 1446 of Vojens City now under sub division.

The transfer of ownership is agreed on the following conditions:

1.

In the transfer is included all on the land existing constructions with all fixed and attached parts of this construction, all installations, heating equipment, fixtures of any kind, all plants and trees and all that belongs to the real estate, everything as seen and accepted by Buyer.

The estate is transferred with the same rights, burdens and obligations that has been a part of the estate with Seller and previous owners including rights and obligations in connection with the local utility companies.

The estate, and the buildings and outdoor area, is transferred to Buyer in the condition, in which it is found at the day of transfer, and it is agreed, that Buyer can not make any claims against Seller based on the actually found conditions of the real estate.

Seller is informing:

That the estate is not undergoing public reevaluation

That there to Sellers knowledge are no public demands on the estate

That the estate is not part of any time-limited dispensations

That the law regarding fire security does not have any implications on the estate

That there is no public heating delivered to the estate.

That there is no waste deposit established in Sellers ownership time

That the estate is polluted and that there is a public notice on the estate regarding that

That there is no unfulfilled public request to register the estate as polluted

That there is likely in the future a public pollution investigation on the estate

That there are 2 oil separators on the estate. Buyer has full responsibility for any reestablishment and public approval in the future.

Future demands regarding environmental issues on the estate related to Buyers future use of the estate is of no consequence for Seller.

Buyers future use of the estate is of no consequence for Seller.

2

The day of transfer is agreed to be March 1st 2006. From this day and time the estate will be on the risk and cost of Buyer.

Buyer will receive the estate free for any leans and leases.

Buyer must from the day of transfer establish own insurance.

The day of transfer is the cut off day for all income and all expenses related to the estate and a refund sheet is made up accordingly. Any cost connected to the estate and with due date on or before the day of transfer is paid by Seller.

Buyer is responsible for paying real estate taxes etc. even though the actual bill is send to Seller.

In the period until subdivision is final and separate real estate tax bills are issued the parties will split the total tax bill according to the size of their respective land.

Buyer will report the change in ownership to the respective utility companies and secure reading of the usage up till the day of transfer.

Sellers automated payment arrangements are cancelled by Seller.

3.

The purchase price is agreed to 2,300,000 DKK – tomillionthreehundredthousanddanishkroner and 00 oere – which amount is paid in cash no later than on the day of transfer on March 1st into Sellers Bank; Nordea, Haderslev.

The purchase price – with deductions for debt that is not transferred to Buyer, payment of late fees and resulting refund to Buyer and costs connected to the sale including sales tax, is placed on deposit to be released when this deed is duly noted by the authorities without any remarks.

The purchase price is based on the following valuation:

Constructions and buildings DKK 2,061,750

Land value DKK 238,250

Total purchase price DKK 2,300,000

4.

The transferred real estate is not publicly valuated by the authorities. The value on the time of sale is 2,300,000 DKK.

5.

There is no debt to the public or others regarding water, road, sidewalk, sewage or the like and what in the future will be allocated of debt on the real estate is of no consequence for Seller. Seller is however informing that no such decision has been made – according to his knowledge.

6.

Buyer knows and respects that the estate has noted the following obligations:

01.05.1962 Document regarding view lines.

02.03.1967 Document regarding view lines.

23.01.1979 Document regarding limited access.

01.05.1979 Document regarding building lines.

25.09.1997 Local City Plan for the area.

Regarding the more specific obligations in the documents the public real estate office is referenced.

Buyer respects all obligations that will be pu on the estate in connection with the subdivision.

7.

Buyer will in connection to the purchase price respect and include the public value added tax obligation connected to the estate. Buyer and Seller jointly signs a declaration to the Danish State.

Seller delivers to Buyer a calculation showing the total VAT obligation.

8.

In reference to the Danish Law number 920 dated December 22nd. 1989 with later changes regarding vacation homes and camping Buyer declares that the estate will be used for purposes not included in the laws description in pgf.1, but on the contrary to business lease.

9.

This deed is conditioned upon:

1. Payment of the purchase price.

2. Approval of the subdivision whereby Seller keeps app. 740 m2 that is leased to StatOil A/S.

The deed is further from buyers side conditioned upon:

3. An agreement between StatOil A/S and Buyer regarding joint access to access roads.

4. That Buyer from Seller receives a right to lease or buy the StatOil leased land if StatOil no longer wants this land for gas station. This right to lease or buy is on marked conditions and respects the StatOil rights to the estate.

5. That StatOils existing lease and purchase rights to the existing estate is cancelled.

The parties gives Attorneys at Law, Erik Berg and Bjarne Ditlevsen, Vojens each the power to give and take final deed when the above conditions are fulfilled. However the ministry of Map and Land is empowered to send this deed to final noting in the estate register when the subdivision is carried out and approved.

10.

The costs connected to this deed is paid as follows:

Taxes and fees connected to this deed and costs connected to declarations regarding joint access to access roads is paid by Seller and buyer with each half.

Seller alone pays own advisor and the costs of subdivision.

Buyer alone pays own advisor.

Skanderborg march 3rd. 2006

As Seller

Anton Nielsen Vojens ApS

A.Madsen (sign)

Vojens March 1st. 2006

As Buyer

Ejendomsselskabet Ostergade 67 ApS

Diens Christian Barsoe Kliver, Bente Friis Kliver Peter Lorentzen Kliver