Form 10QSB
period 2006-09-30
ADVANCED OXYGEN TECHNOLOGIES INC
filed 2006-11-13
CIK 352991

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-QSB

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT COMMISSION OF 1934

for the Transition period September 30, 2006

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

As of September 30, 2006, there were 46,973,585 issued shares and 45,853,585 outstanding shares of the registrant's Common Stock, $.01 par value.

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

PART 1: FINANCIAL INFORMATION

Item I: Financial Statements for September 30, 2006 (Unaudited) and June 30, 2006 (Audited)

ADVANCED OXYGEN TECHNOLOGIES, INC.
BALANCE SHEETS
As of September 30 2006 and June 30, 2006

ASSETS
	September 30, 2006, Unaudited	June 30, 2006, Audited
CURRENT ASSETS
Cash	$ 377,352	$ 378,984
	------------	------------
Total Current Assets	377,352	378,984

FIXED ASSETS
Land and buildings	650,000	650,000
	------------	------------
Total Fixed Assets	650,000	650,000

OTHER ASSETS
Investment in Mobile Group, Inc.	-	-
	------------	------------
	$ 1,027,352	$ 1,028,984
	============	============
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$ 57,174	$ 52,814
Accrued Expenses	1,886	1,886
Client Escrow Funds	-	373,984
Current Portion of Long Term Debt	4,742	4,742
Note Payable	650,000	650,000
Payroll and sales taxes payable	63,953	63,953
	------------	------------
Total current liabilities	777,755	1,147,379

Long Term Debt, subsidiary	97,561	97,561
Due to affiliate	31,335	31,335
	------------	------------
Total Long Term Debt	128,896	128,896

STOCKHOLDERS' DEFICIENCY -
Convertible preferred stock, Series 2, par value $0.01; authorized 10,000,000 shares; issued and outstanding 5,000 shares liquidating preference $25,000	50	50

Convertible preferred stock, Series 3, par value $0.01; authorized and issued, 1,670,000 shares	16,700	16,700

Convertible preferred stock, Series 4; issued and outstanding,	-	-

Convertible preferred stock, Series 5; issued, 1 share	-	-

Common stock, par value $0.01; authorized, 90,000,000 shares; issued 46,973,585 shares	469,736	469,736

Additional paid-in capital	20,497,769	20,497,769

Accumulated deficit	(20,856,270)	(21,224,262)

Less treasury stock, at cost
1,670,000 shares of convertible preferred stock, Series 3	(7,284)	(7,284)
1,120,000 shares of common stock	-	-

	------------	------------
	120,701	(247,291)
	------------	------------
	$ 1,027,352	$ 1,028,984
	============	============

Statement of Operations and Changes in Accumulated Deficit	3 Month Period Unaudited	3 Month Period Unaudited
	Ending	Ending
	Sep 30, 2006	Sep 30, 2005
Revenues
Rental Income- Anton Nielsen	13,669	-
Total Revenues	13,669	-

Cost of Sales
Cost of Sales Anton Nielsen	9,432	-
Total Cost of Sales	9,432	-

Gross Profit	4,237	-

Expenses
Accounting Fees	3,000	-
Interest Expense Anton Nielsen	1,848
General & Administrative Expenses Anton Nielsen	8,430	-
Total Expenses	13,278	-
Net Operational Income (Loss)	(9,041)	-

Other Income
Gain (loss) on Sale of Asset	373,984	-
	3,049
Total Other Income	377,033	-

Net Income (Loss)	367,992	-

Accumulated Deficit
Beginning of Period	(21,224,262)	(21,211,348)
End of Period	(20,856,270)	(21,211,348)

Statement of Cash Flow	3 Month Period Unaudited	3 Month Period Unaudited
	Ending	Ending
	Sep 30, 2006	Sep 30, 2005
Cash flow from operating activities
Net Income (Loss)	367,992	-

Adjustments to reconcile net loss to cash provided by operations
Accounts Payable and Accrued Expenses	4,360	-
Client Escrow Funds	(373,984)	(8,800)
Total Adjustments	(369,624)	(8,800)
Net Cash provided (used) by operations	(1,632)	(8,800)

Cash Flows from financing:
Proceeds from:
Note Payable, Crossfield, Inc. & Directors		8,800
Net Cash Flows from Financing:		8,800

Cash Flows from Investing Activities:
Net cash used in investing

Net Increase (decrease) in Cash	(1,632)	-

Summary
Cash Balance at End of Period	377,352	-
Cash Balance at Beginning of Period	378,984	-

Net Increase (Decrease) in Cash	(1,632)	-

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

For the three month period ending September 30, 2006 and September 30, 2005, the Company had gains and losses of 367,992 and $0 respectively.

On September 1, 2006 the Company sold its minority position of 20% of Mobile Group Inc. to KBA Holding ApS for one dollar.

On August 1, 2006, the Company was notified by Bernstien & Pinchuk LLP that they had resigned as the Company's independent auditors. On September 12, 2006 the Company engaged Horwath Revisorenrne, AS Strandvejen 58, Hellerup, Denmark as its certified independent accounting firm/outside auditor.

Pursuant to an acquisition agreement on March 3, 2006 Anton Nielsen Vojens ApS ("ANV"), a wholly owned subsidiary of Advanced Oxygen Technologies, Inc. ("AOXY") entered into an agreement to sub divide and sell a 3,300 M2 portion of its Vojens City property ('Property") for Two Million Three hundred Thousand Danish Krone (2.300.000 DKk) to Ejendomsselskabet Ostergade 67 ApS, a Danish company ("EO") in an as-is condition.

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

Item 6. Exhibits and Reports on Form 8-K

EXHIBIT I: The Company filed a report on Form 8-K stating that on August 4, 206, the Company's then accountants, Bernstien & Pinchuk LLP , had resigned as the Company's independent auditors.

EXHIBIT II: The Company filed a report on Form 8-K stating that on September 12, 2006 the Company engaged Horwath Revisorenrne, AS Strandvejen 58, Hellerup, Denmark ("Accountants") as its certified accounting firm/outside auditor.

SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 5, 2006

/s/ Robert E. Wolfe /s/
------------------------------------------
Robert E. Wolfe, Chairman of the Board and
Chief Executive Officer and Principal
Financial Officer

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

-----------------------------

FORM 8-K/A

CURRENT REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

August 4, 2006

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

C/O Crossfield Incorporated133 West 13th St. Suite no.5 New York, NY 10011

(Address of Principal Executive Offices)

Registrant's Telephone Number: (212) 727-7085

26883 Ruether Avenue Santa Clarita, CA, 91351

(Former Address)

Table of Contents

Item 4.01: Changes in Registrant's Certifying Accountant

Item 9: Exhibits

Signatures

Exhibits:

Exhibit I, Resignation Letter

Exhibit II, Accountant's Letter to SEC

ITEM 4.01: CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT

On August 1, 206, the Company was notified by Bernstien & Pinchuk LLP (“Accountants”) that the Accountants have resigned as the Company’s independent auditors.

The Company has commenced the process of identifying another suitable independent, outside auditor.

The Accountant’s audit reports on the Company’s consolidated financial statements for the fiscal years ended June 30, 2004 and 2005 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company’s fiscal years ended June 30, 2004 and 2005 and the subsequent interim period preceding the date of Accountant’s resignation, there were no “disagreements,” as that term is defined in Item 304(a) of Regulation S-K and the instructions related thereto, with the Accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreement(s), if not resolved to the satisfaction of the Accountants, would have caused the Accountants to make reference to the subject matter of the disagreement(s) in connection with its report.

During the Company’s fiscal years ended June 30, 2004 and 2005 and the subsequent interim period preceding the date of Accountant’s resignation, there were no “reportable events,” as that term is defined in Item 304(a)(1)(v) of Regulation S-K and the instructions related thereto.

The Company has provided the Accountants with a copy of the disclosures set forth above in Item 4.01 of this Current Report on Form 8-K and has requested that the Accountants furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether the Accountants agree with the statements set forth above in Item 4.01 of this Current Report on Form 8-K and, if not, stating the respects in which the Accountants do not agree. A copy of the letter from the Accountants to the Securities and Exchange Commission dated August 15, 2006 is filed as Exhibit II to this Current Report on Form 8-K.

ITEM 9. EXHIBITS

EXHIBIT I, Resignation letter

EXHIBIT II, Accountant's Letter to SEC

SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 15, 2006

/s/ Robert E. Wolfe /s/
------------------------------------------
Robert E. Wolfe, Chairman of the Board and
Chief Executive Officer and Principal
Financial Officer

EXHIBIT I, Resignation Letter

Bernstein & Pinchuk LLP

Certified Public Accountants

Seven Penn Plaza

New York, NY 10001

Tel: 212-279-2900

Fax: 212-279-7901

www.bpaccountants.com

July 31, 2006

Robert Wolfe, Chairman and CEO

Advanced Oxygen Technologies, Inc.

C/O CROSSFIELD, INC.

133 W. 13th Street, Suite 5

New York, NY 10011

Dear Bob:

Effective immediately, we will cease our services as your accountants pursuant to Section 203 of the Sarbanes-Oxley Act. That section provides that it is unlawful for a registered public accounting firm to provide audit services to an issuer if the audit personnel have performed audit services for that issuer in each of the 5 previous fiscal years.

You should take immediate steps to retain a new accounting firm as the form 10-KSB filing is due by June 28, 2006. Subject to your making satisfactory arrangements for the payment of your outstanding invoices we will cooperate with your new accountants in addressing this and other matters. To facilitate that process, please send us a letter authorizing us to make disclosures to your new accountants. Without such a letter, we are ethically prohibited from communicating with others regarding your company’s affairs.

The Company will be required to file a Form 8-K within 4 business days of the date of this letter with the SEC disclosing the resignation and the date of the resignation. We will need to review the required disclosure and prepare a letter addressed to the SEC stating whether we agree with the statements made by the company, and, if not why not. Our letter should be attached as an exhibit to the report of the registration statement containing the disclosures.

We look forward to helping you make a smooth transition with your new accountants.

Very truly yours,

Bernstein & Pinchuk, LLP

By Neil Pinchuk

EXHIBIT II

Accountant's letter to SEC

Bernstein & Pinchuk LLP

Certified Public Accountants

Seven Penn Plaza

New York, NY 10001

Tel: 212-279-2900

Fax: 212-279-7901

www.bpaccountants.com

August 15, 2006

U.S. Securities and Exchange Commission

Office of the Chief Accountant

100F Street, NE

Washington, DC 20549

Re: ADVANCED OXYGEN TECHNOLOGIES, INC.

File No. 000-09951

Dear Sir or Madam:

We have read Item 4.01 of Form 8-K/A of ADVANCED OXYGEN TECHNOLOGIES, INC. dated August 15, 2006, and agree with the statements concerning our Firm contained therein.

Very truly yours,

/s/ Bernstein & Pinchuk LLP

Bernstein & Pinchuk LLP

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

-----------------------------

FORM 8-K/A

CURRENT REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

September12, 2006

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

C/O Crossfield Incorporated133 West 13th St. Suite no.5 New York, NY 10011

(Address of Principal Executive Offices)

Registrant's Telephone Number: (212) 727-7085

26883 Ruether Avenue Santa Clarita, CA, 91351

(Former Address)

Table of Contents

Item 4.01: Changes in Registrant's Certifying Accountant

Signatures

ITEM 4.01: CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT

On September 12, 2006 the Company has engaged Horwath Revisorenrne, AS Strandvejen 58, Hellerup, Denmark ("Accountants") as its certified accounting firm/outside auditor.

Additionally, the Company has not consulted the Accountants regarding:

(i) The application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the small business issuer’s financial statements and either written or oral advice was provided that was an important factor considered by the small business issuer in reaching a decision as to the accounting, auditing or financial reporting issue; or

(ii) Any matter that was the subject of a disagreement or event identified in response to paragraph (a)(1)(iv) of Regulation S-B section §228.304 (Item 304).

The Company has provided the Accountants with a copy of the disclosures set forth above in Item 4.01 of this Current Report on Form 8-K.

SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 12, 2006

/s/ Robert E. Wolfe /s/
------------------------------------------
Robert E. Wolfe, Chairman of the Board and
Chief Executive Officer and Principal
Financial Officer