Form 10QSB
period 2006-12-31
ADVANCED OXYGEN TECHNOLOGIES INC
filed 2007-02-14
CIK 352991

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-QSB

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT COMMISSION OF 1934

for the Transition period December 31, 2006

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

At December 31, 2006 there were 46,973,585 issued shares and 45,853,585 outstanding shares of the registrant's Common Stock, $.01 par value.

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

PART 1: FINANCIAL INFORMATION

Item I: Consolidated Financial Statements for the three months ending December 31, 2006. (Unaudited)

ADVANCED OXYGEN TECHNOLOGIES, INC.
BALANCE SHEETS
As of December 31, 2006 and June 30, 2006

ASSETS
	December 31, 2006, Unaudited	June 30, 2006, Audited
CURRENT ASSETS
Cash	$ 213,773	$ 378,984
Accounts Receivable	5,391
Note Receivable	56,034
	------------	------------
Total Current Assets	275,198	378,984

FIXED ASSETS
Land and buildings	650,000	650,000
	------------	------------
Total Fixed Assets	650,000	650,000

OTHER ASSETS
Investment in Mobile Group, Inc.	-	-
	------------	------------
	$ 925,198	$ 1,028,984
	============	============
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$ 55,004	$ 52,814
Accrued Expenses	1,886	1,886
Client Escrow Funds	-	373,984
Current Portion of Long Term Debt	4,742	4,742
Note Payable	546,552	650,000
Payroll and sales taxes payable	63,953	63,953
	------------	------------
Total current liabilities	672,137	1,147,379

Long Term Debt, subsidiary	97,561	97,561
Due to affiliate	33,535	31,335
	------------	------------
Total Long Term Debt	131,096	128,896

STOCKHOLDERS' DEFICIENCY -
Convertible preferred stock, Series 2, par value $0.01; authorized 10,000,000 shares; issued and outstanding 5,000 shares liquidating preference $25,000	50	50

Convertible preferred stock, Series 3, par value $0.01; authorized and issued, 1,670,000 shares	16,700	16,700

Convertible preferred stock, Series 4; issued and outstanding,	-	-

Convertible preferred stock, Series 5; issued, 1 share	-	-

Common stock, par value $0.01; authorized, 90,000,000 shares; issued 46,973,585 shares	469,736	469,736

Additional paid-in capital	20,497,769	20,497,769

Accumulated deficit	(20,855,006)	(21,224,262)

Less treasury stock, at cost
1,670,000 shares of convertible preferred stock, Series 3	(7,284)	(7,284)
1,120,000 shares of common stock	-	-

	------------	------------
	121,965	(247,291)
	------------	------------
	$ 925,198	$ 1,028,984
	============	============

Consolidated Statement of Operations and Changes in Accumulated Deficit	3 Month Period Unaudited	6 Month Period Unaudited	3 Month Period Unaudited	6 Month Period Unaudited
	Ending	Ending	Ending	Ending
	Dec. 31, 2006	Dec. 31, 2006	Dec. 31, 2005	Dec. 31, 2005
Revenues
Real Estate Rental Revenues	13,904	27,573
Software Sales IP Service	-	-	-	-
Total Revenues	-	-	-	-

Cost of Sales
Cost of Sales IP Service	-	9,432	-	-
Selling Expenses IP Service	-	-	-	-
Total Cost of Sales	-	9,432	-	-

Gross Profit	13,904	18,141	-	-

Expenses
Accounting Fees	-	3,000	-	-
Interest Expense	1,880	679	-	-
General & Administrative Expenses	10,803	19,233	-	-
Share/Transfer Agent Expense	30	30		-
Total Expenses	12,713	22,942	-	-
Net Income Operational (Loss)	1,191	(4,801)	-	-

Other Income (Expense)
Interest Income	73	73
Gain (loss) on Sale of Asset	-	372,984
Total Other Income (Expense)	73	372,984

Net Income	1,264	369,256

Accumulated Deficit
Beginning of Period	(20,856,270)	(21,224,262)	(21,211,348)	(21,211,348)
End of Period	(20,855,006)	(20,855,006)	(21,211,348)	(21,211,348)

Consolidated Statement of Cash Flow	6 Month Period Unaudited	6 Month Period Unaudited
	Ending	Ending
	Dec. 31, 2006	Dec. 31, 2005
Cash flow from operating activities
Net Income (Loss)	369,256	3,600

Adjustments to reconcile net loss to cash provided by operations
Note Receivable	(56,034)	-
Accounts Receivable	(5,391)	(722)
Accounts Payable and Accrued Expenses	2,190	(10,698)
Client Escrow Funds	(373,984)
Note Payable	(103,448)
Total Adjustments	(536,667)	(5,719)
Net Cash provided (used) by operations	(167,411)	(2,119)

Cash Flows from financing activities:
Proceeds from:
Note Payable, Crossfield	(2,200)	-

Net Cash Flows from Financing Activities:	(2,200)	2,125

Net Increase (decrease) in Cash	(165,211)	6

Summary
Cash Balance at beginning of Period	378,984	2,780
Cash Balance at End of Period	213,773	2,786

Net Increase (Decrease) in Cash	(165,211)	6

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

For the three month and six month period ending December 31, 2006, the Company had profits of $1,264 and $369,256 respectively. The results were from the Company's wholly owned subsidiary..

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

Date: February 12, 2007

/s/ Robert E. Wolfe /s/
------------------------------------------
Robert E. Wolfe, Chairman of the Board and
Chief Executive Officer and Principal
Financial Officer