Form 10QSB
period 2007-03-31
ADVANCED OXYGEN TECHNOLOGIES INC
filed 2007-05-11
CIK 352991

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

[  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number: 0-9951

ADVANCED OXYGEN TECHNOLOGIES, INC.
(Name of small business issuer as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	91-1143622 (I.R.S. Employer Identification No.)
C/O Crossfield, Inc.,
100 Maiden Lane, Suite 2003
New York, NY 10038
(Address of principal executive offices)

(212) 727-7085
(Registrant's telephone number, including Area Code)

C/O Crossfield, Inc.,
133 W13th St, Suite 5
New York, NY 10011
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant
was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]  No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Check one: Yes [ ]  No [X ]

As of March 31, 2007, there were 46,973,585 issued shares and 45,853,585 outstanding shares of Advanced Oxygen Technologies, Inc. common stock, $.01 par value per share, outstanding.

Transitional Small Business Disclosure (Check one): Yes [ ]  No [X ]

ADVANCED OXYGEN TECHNOLOGIES, INC.

 Table of Contents

INDEX
PART I: Financial Information
Item I: Financial Statements (unaudited)
Balance Sheet	1
Consolidated Statement of Operations and Changes in Accumulated Deficit	2
Consolidated Statement of Cash Flow	3
Notes to Financial Statements	4
Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations	12
PART II
Item 1: Legal Proceedings	16
Item 6. Exhibits and Reports on Form 8-K	16
Signature	15
EXHIBIT 99.1 (A), 99.1(B) Certifications of Officers	EX 31
EXHIBIT 99.1 (C), 99.1(D) Certifications of Officers	EX 32

PART 1: FINANCIAL INFORMATION

   Item I: Consolidated Financial Statements for the three months ending March 31, 2007. (unaudited)
ADVANCED OXYGEN TECHNOLOGIES, INC. BALANCE SHEETS

ASSETS
	March 31, 2007, Unaudited	June 30, 2006, Audited
CURRENT ASSETS
Cash	$ 245,779	$ 378,984
Accounts Receivable	5,391
	------------	------------
Total Current Assets	251,170	378,984

FIXED ASSETS
Land and buildings	650,000	650,000
	------------	------------
Total Fixed Assets	650,000	650,000

	------------	------------
	$ 901,170	$ 1,028,984
	============	============
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$ 53,592	$ 52,814
Accrued Expenses	1,886	1,886
Client Escrow Funds	-	373,984
Current Portion of Long Term Debt	4,742	4,742
Note Payable	513,229	650,000
Payroll and sales taxes payable	63,953	63,953
	------------	------------
Total current liabilities	637,402	1,147,379

Long Term Debt, subsidiary	97,561	97,561
Due to affiliate	33,535	31,335
	------------	------------
Total Long Term Debt	131,096	128,896

STOCKHOLDERS' DEFICIENCY -
Convertible preferred stock, Series 2, par value $0.01; authorized 10,000,000 shares; issued and outstanding 5,000 shares liquidating preference $25,000	50	50
Convertible preferred stock, Series 3, par value $0.01; authorized and issued, 1,670,000 shares	16,700	16,700
Convertible preferred stock, Series 4; issued and outstanding,	-	-
Convertible preferred stock, Series 5; issued, 1 share	-	-
Common stock, par value $0.01; authorized, 90,000,000 shares; issued 46,973,585 shares	469,736	469,736
Additional paid-in capital	20,497,769	20,497,769
Accumulated deficit	(20,844,299)	(21,224,262)
Less treasury stock at cost,	(7,284)	(7,284)
1,670,000 shares of convertible preferred stock Series 3	-	-
1,120,000 shares of common stock	-	-
	------------	------------
	132,672	(247,291)
	------------	------------
	$ 901,170	$ 1,028,984
	============	============

ADVANCED OXYGEN TECHNOLOGIES, INC.
Consolidated Statement of Operations and Changes in Accumulated Deficit

	3 Month Period Ending March 31,		9 Month Period Ending March 31,
	(Unaudited)		(Unaudited)
	2007	2006	2007	2006
Revenues
Real Estate Rental Income, subsidiary	14,817	13,974	42,390	13,974
Total Revenues	14,817	13,974	42,390	13,974

Cost of Sales
Cost of Sales, subsidiary			9,432
	========	========	========	========
Gross Profit	14,817	13,974	32,958	13,974

Expenses
Accounting Expense	-	-	3,000	8,000
Interest Expense	1,855	1,781	2,534	1,781
General & Administrative	3,103	7,197	22,336	7,197
Share/Transfer Agent Expense	-	2,220	30	2,245
News Announcement, Public Relations	-	615	-	615
Total Expenses	4,958	11,813	27,900	19,838
	========	========	========	========
Income (loss) from Operations	9,859	2,161	5,058	5,864

Other Income (Expense)
Interest Income	921	-	921	-
Gain (loss) on Sale of Asset		-	373,984	-
Total Other Income (Expense)	921	-	374,905	-
	========	========	========	========
Net Income (Loss)	10,707	2,161	379,963	(5,864)

Accumulated Deficit
Beginning of Period	(20,833,592)	(21,219,373)	(21,224,262)	(21,211,348)
End of Period	(20,844,299)	(21,217,212)	(20,844,299)	(21,217,212)

Earnings per Share	0.00	0.00	0.008	0.00

ADVANCED OXYGEN TECHNOLOGIES, INC.
Consolidated Statement of Cash Flow

	3 Month Period (Unaudited)		9 Month Period (Unaudited)
	Ending March 31,		Ending March 31,
	2007	2006	2007	2006
Cash flow from operating activities
Net Income (Loss)	10,707	2,161	379,963	(5,864)

Adjustments to reconcile net loss to cash provided by operations
Accounts Receivable & Value Added Tax Receivable	-	-	(5,391)	-
Accounts Payable and Accrued Expenses	(1,412)	2,192	778	12
Note Receivable, subsidiary	-56,034	-	-	-
Current Portion of Long Term Debt	-(33,323)	-	(136,771)	-
Client Escrow Funds, ANV	-	373,984	(373,984)	373,984
Total Adjustments	21,299	376,176	(515,368)	373,996

Net Cash provided (used) by operations	32,006	380,557	(135,405)	380,557

Cash Flows from financing activities:
Proceeds From:
Note Payable, Crossfield	-	615	2,200	13,040
Net Cash Flows used in Financing Activities:	-	615	2,200	13,040

Net Increase (decrease) in Cash	32,006	381,172	(133,205)	381,172

Cash Balance at beginning of Period	213,773	0	378,984	0
Cash Balance at End of Period	245,779	381,172	245,779	381,172

Supplemental Cash Flow Information:
Non Monetary Transactions
Used for:
Land and Buildings	-	650,000	-	650,000
Paid in Capital	-	186,803	-	186,803

Proceeds from:
Long term Debt, ANV	-	97,561	-	97,561
Note Payable, Borkwood Ltd	-	650,000	-	650,000
Common Stock	-	48,780	-	48,780
Beginning Equity, ANV	-	7,396	-	7,396
Accrued Expenses	-	1,886	-	1,886
Current Portion of Long term Debt	-	4,742	-	4,742
Taxes Payable	-	26,438	-	26,438

NOTE TO FINANCIALS STATEMENTS (unaudited)

NOTE 1- ORGANIZATION AND LINE OF BUSINESS (unaudited)

The financial statements included herein have been prepared by Advanced Oxygen Technologies, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company at the dates and for the periods indicated. The unaudited financial statements included herein should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Form 10-KSB as amended and filed on October 12, 2006 for the fiscal year ended June 30, 2006.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes. This Interpretation sets forth a recognition threshold and valuation method to recognize and measure an income tax position taken, or expected to be taken, in a tax return. The evaluation is based on a two-step approach. The first step requires an entity to evaluate whether the tax position would “more likely than not,” based upon its technical merits, be sustained upon examination by the appropriate taxing authority. The second step requires the tax position to be measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement. In addition, previously recognized benefits from tax positions that no longer meet the new criteria would no longer be recognized. The application of this Interpretation will be considered a change in accounting principle with the cumulative effect of the change recorded to the opening balance of retained earnings in the period of adoption. This Interpretation will be effective for the Company on January 1, 2007. Adoption of this new Standard, did not have a material impact on our financial position, results of operations or cash flows.

Revenue Recognition:

Lease Revenues: Revenue is recognized when the lease payment is due and payable in accordance with the executed lease.

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

NOTE 5 - RELATED PARTY TRANSACTIONS ANTON NIELSEN VOJENS, ApS

The Company purchased Anton Nielsen Vojens ApS from a shareholder of the Company, Borkwood Development LTD.

NOTE 6 - CLIENT ESCROW FUNDS:

The Company's subsidiary Anton Nielsen Vojens, ApS entered into an agreement to sub divide and sell a portion of its commercial property in Vojens, Denmark for kr 2,300,000. At June 30, 2006 all of the conditions of the sales agreement had not been met and the funds remained encumbered by a bank pursuant to the sales and escrow agreement.

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

For the period ending June 20, 2005, the Company no longer considers this a contingency as IP Service ApS was sold on April 23, 2005 and all commitments, contingencies and liabilities transferred with IP at the time of the sale.

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

NOTE 8 - DUE TO AFFILIATE

Due to affiliate consisted of advances payable to Crossfields, Inc., a related party, which are not collateralized, non-interest bearing, and payable upon demand, however, the Company did not expect to make payment within one year. During the 9 ending March 31, 2007 and the period ending June 30, 2006 the Company borrowed $33,535 and $31,335 respectively, from affiliates and officers to meet expenses. The balances were not collateralized, were non-interest bearing and were payable on demand.

NOTE 9 - SUBSEQUENT EVENTS

There were no subsequent events to the period ending March 31, 2007.

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

For the three month and nine month period ending March 31, 2007, the Company had profits of $10,707 and $379,963 respectively. The results were from the Company's wholly owned subsidiary..

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

Pursuant to a stock acquisition agreement, on February 3, 2006 Advanced Oxygen Technologies, Inc. ("AOXY") purchased 100.00% of the stock of Anton Nielsen Vojens ApS ("ANV"), a Danish company from Borkwood Development Ltd. (a current shareholder of AOXY) for Six Hundred and Fifty Thousand US Dollars. ANV owns commercial real estate and produces rental income.

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

The Company maintained a database ("Database") of business contacts that have participated in conference events. The Database was obtained through acquisition and the Company's activities of marketing events and producing CD-ROMS for clients. The Company maintains and updates contact fields on a quarterly basis.

AOXY had a database management contract with Dun and Bradstreet, ("DB") and Walter Karl, Inc., a division of InfoUSA, Inc. ("WK") whereby, Walter Karl, Inc. will broker the Company's Database. Walter Karl's function is to market and rent the data contained in the Database. This is available in one of two formats: on a one time basis, or a 'database' basis whereby the customer will commit to a minimum number of contact names. The majority of the customers using the Database through WK are direct business to business marketers. WK receives a fee for each sale. During the year ending June 30, 2002 Walter Karl was the Company s only source of revenue. During this period, Walter Karl is the Company s only customer.

AOXY had an agreement with Dun and Bradstreet whereby DB will update, correct, append, and offer deletions to the Database. DB will evaluate the Database each time, and has the option to purchase contacts on a case by case as they see fit, in which case AOXY would receive a fee. Correspondingly, should AOXY, rent, sell or otherwise profit from registered DB information, AOXY would pay a fee to DB. To date, AOXY has not sold any registered DB information.

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

Item 6. Exhibits and Reports on Form 8-K

On January 17, 2007 filed a report with the SEC on form 8-K indicating that the Company's location, and location of books and records has changed from Advanced Oxygen Technologies, Inc. C/O Crossfield Inc. 133 West 13th St. Suite #5 New York, NY 10011 ("Old Location") to Advanced Oxygen Technologies, Inc. c/o Crossfield, Inc. 100 Maiden Lane, Suite 2003, New York, NY 10038, Telephone (212)-727-7085, Fax (208)-439-5488. This location is co-located with a related business of the president, Robert E. Wolfe.

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

Date: May 9, 2007

/s/ Robert E. Wolfe /s/
------------------------------------------
Robert E. Wolfe, Chairman of the Board and
Chief Executive Officer and Principal
Financial Officer