Form 10KSB
period 2007-06-30
ADVANCED OXYGEN TECHNOLOGIES INC
filed 2007-09-25
CIK 352991

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

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

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.01per share

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

For the year ended June 30, 2007, Issuer's revenues were $71,846

The aggregate market value of Common Stock at June 30, 2007 held by non-affiliates approximated $264,124 based upon the average bid and asked prices for a share of Common Stock on that date. For purposes of this calculation, persons owning 10% or more of the shares of Common Stock are assumed to be affiliates, although such persons are not necessarily affiliates for any other purpose. As of June 30, 2007, there were 46,973,585 issued shares and 45,853,585 outstanding shares of the registrant's Common Stock, $.01 par value.

Documents incorporated by reference: None.

Transitional Small Business Disclosure (Check one): Yes [ ]  No [X ]

PART I

ITEM 1- DESCRIPTION OF BUSINESS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of Advanced Oxygen Technologies, Inc. and its wholly owned subsidiary ("AOXY" or the "Company"). We may, from time to time, make written or oral statements that are "forward-looking," including statements contained in this Annual Report on Form 10-KSB, the documents incorporated herein by reference, and other filings with the Securities and Exchange Commission. These statements are based on management's current expectations, assumptions and projections about the Company and its industry and are made on the basis of management's views as of the time the statements are made. All statements, analyses and other information contained in this report relative to trends in sales, gross margin, anticipated expense levels and liquidity and capital resources, as well as other statements including, but not limited to, words such as "anticipate," "believe," "plan," "estimate," "expect," "seek," "intend" and other similar expressions, constitute forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict and that could cause our actual results to differ materially from our past performance and our current expectations, assumptions and projections. Differences may result from actions taken by the Company as well as from risks and uncertainties beyond the Company's control. Potential risks and uncertainties include, among others, those set forth herein under "Factors that may Affect the Business," as well as in Part II, Item 6. "Management's Discussion and Analysis or Plan of Operation." Except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future developments or otherwise. Readers should carefully review the factors set forth in other reports or documents that the Company files from time to time with the Securities and Exchange Commission.

GENERAL:

Advanced Oxygen Technologies, Inc. ("Advanced Oxygen Technologies", "AOXY", "AOT" or the "Company") sole operations are derived from its wholly owned subsidiary Anton Nielsen Vojens, ApS ("ANV"). ANV is a Danish company that owns commercial real estate in Vojens, Denmark. ANV's revenues are derived solely from the lease revenue from its real estate. StatOil AS leases the facility from ANV. The lease expires in 2026.

AOXY, incorporated in Delaware in 1981 under the name Aquanautics Corporation, was, from 1985 until May 1995, a development stage specialty materials company producing new oxygen control technologies. From May of 1995 through December of 1997 AOXY had minimal operations and was seeking funding for operations and companies to which it could merge or acquire. In March of 1998 AOXY began operations in California. From 1998 through 2000, the business consisted of producing and selling CD- ROMS for conference events, advertisement sales on the CD's, database management and event marketing all associated with conference events. From 2000 through March of 2003, the business consisted solely of database management. From 2003 through April 2005, the business operations were derived totally from the Company's wholly owned business, IP Service, ApS, a Danish IP security vulnerability company ("IP Service").

HISTORY OF THE COMPANY:

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

PURCHASE OF ANTON NIELSEN VOJENS, ApS: STOCK ACQUISITION AGREEMENT OF FEBRUARY 3, 2006

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

ANV owns commercial real estate in Denmark. The property has a tenant that has 19 years remaining on their lease.

SUBDIVISION AND SALE OF REAL ESTATE OF MARCH 3, 2006

Pursuant to an acquisition agreement attached hereto as exhibit I (Danish original) and Exhibit II (English Translation) ("Acquisition Agreement"), on March 3, 2006 Anton Nielsen Vojens ApS ("ANV"), a wholly owned subsidiary of Advanced Oxygen Technologies, Inc. ("AOXY") entered into an agreement to sub divide and sell a 3,300 M2 portion of its Vojens City property ('Property") for Two Million Three hundred Thousand Danish Krone (2.300.000 DKk) to Ejendomsselskabet Ostergade 67 ApS, a Danish company ("EO"). Under the terms of the Acquisition Agreement: EO purchased the Property in an as is condition, and was responsible for all costs of the transaction including but not limited to: sub division costs, legal, financial, 1/2 the filing costs, deed transfer costs (ANV was responsible for the survey costs and 1/2 the filing costs).

The remainder of the Vojens City property owned by ANV will continue to be leased by StatOil AS. StatOil AS has executed an amended lease with ANV conditioned upon the transfer of the Property whereby StatOil AS has extended its current lease with ANV for a 20 year period and the new base annual indexed rent will begin at 200.000 DKK.

CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT

On August 1, 2006, Bernstein Pinchuk LLP ("Accountants") resigned as the certified accountants for Advanced Oxygen Technologies, Inc. ("Company"). The Accountants resigned as the Company's certified accounting firm pursuant to Section 203 of the Sarbanes-Oxley Act. The Accountant’s audit reports on the Company’s consolidated financial statements for the fiscal years ended June 30, 2004 and 2005 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the Company’s fiscal years ended June 30, 2004 and 2005 and the subsequent interim period preceding the date of Accountant’s resignation, there were no: a) “disagreements,” as that term is defined in Item 304(a) of Regulation S-K and the instructions related thereto, with the Accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreement(s), if not resolved to the satisfaction of the Accountants, would have caused the Accountants to make reference to the subject matter of the disagreement(s) in connection with its report, or b) “reportable events,” as that term is defined in Item 304(a)(1)(v) of Regulation S-K and the instructions related thereto.

On September 12, 2006 the Company engaged Revisorenrne Strandvejen 58 V.m.b.a, Hellerup, Denmark ("New Accountants") as its certified accounting firm/outside auditor. Additionally, the Company had not consulted the New Accountants regarding: (i) The application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the small business issuer’s financial statements and either written or oral advice was provided that was an important factor considered by the small business issuer in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement or event identified in response to paragraph (a)(1)(iv) of Regulation S-B section §228.304 (Item 304).

CHANGE IN ADDRESS OF COMPANY, JANUARY 17, 2007

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

COMPANY OBJECTIVE AND MISSION:

The Company currently shares its location with a related company of the President of the Company. The Company owns 100% of a subsidiary, Anton Nielsen Vojens, ApS ("ANV"). ANV owns and leases commercial real estate StatOil AS, a Danish company. The lease expires in 2026. Through this lease, the Company believes that the operations of ANV will continue to be positive. ANV subdivided and sold a portion of its property in Vojens Denmark. The Company plans to retire the remaining debt associated with the purchase of ANV and the debt of ANV from the proceeds from this sale and a possible refinancing, .

The Company entered into a royalty agreement with SecurAs until such time the entire purchase price has been paid. The Company does not expect royalty revenues from Securas prior to 2008 as the company is in the process of re-engineering the IP Service software.

During the fiscal year ending June 30, 2007, the Company significantly reduced its expenses, reduced or discontinued unprofitable operations. The Company continues its efforts to raise capital to support operations and growth, and is actively searching acquisitions or mergers with another company that would complement the Company and increase its earnings potential.

COMPETITION:

The Company's subsidiary ANV revenues are currently derived from it lease revenues of its commercial real estate holding and as such does not have any competition.

CUSTOMERS:

The Company's subsidiary ANV currently has one customer, StatOil AS., Copenhagen Denmark.

FACTORS THAT MAY AFFECT OUR BUSINESS:

WE PLAN TO GROW OUR BUSINESS THROUGH ACQUISITIONS AND JOINT VENTURES, WHICH WILL RESULT IN OUR INCURRING SIGNIFICANT COSTS

The acquisition of new businesses is costly, such new businesses may not enhance our financial condition, and we may face difficulties and be unsuccessful in integrating new businesses. The resources expended in identifying, negotiating and structuring acquisitions and joint ventures may be significant and may not result in any transactions. Any future acquisitions will be subject to a number of challenges in integrating new operations into our existing operations, including but not limited to:

· diversion of management time and resources;

· difficulty of assimilating the operations and personnel of the acquired companies;

· potential disruption of our ongoing business;

· difficulties in maintaining uniform standards, controls, procedures and policies;

· impairment of relationships with employees and customers as a result of any integration of new management personnel; and

· potential unknown liabilities associated with acquired businesses

WE ARE SUBJECT TO RISKS ASSOCIATED WITH OPERATIONS IN MULTIPLE COUNTRIES

ANV is a Danish company with operations only in Denmark. During 2007, foreign revenues accounted for approximately 100% of our total revenue. As a result, we are subject to risks associated with generating revenue in multiple countries, including:

· increased time, effort and attention of our management to manage our foreign operations;

· currency devaluations and fluctuations in currency exchange rates, including impacts of transactions in various currencies and translation of various currencies into dollars for U.S. reporting and financial covenant compliance purposes;

· language barriers and other difficulties in staffing and managing foreign operations;

· longer customer payment cycles and greater difficulties in collecting accounts receivable;

· uncertainties of laws and enforcement relating to the protection of property;

· imposition of or increases in currency exchange controls, including imposition of or increases in limitations on conversion of various currencies into U.S. dollars;

· imposition of or increases in revenue, income or earnings taxes and withholding and other taxes;

· imposition of or increases in investment or trade restrictions and other restrictions or requirements by non-U.S. Governments;

· inability to definitively determine or satisfy legal requirements, inability to effectively enforce contract or legal rights and inability to obtain complete financial or other information under local legal, judicial, regulatory, disclosure and other systems; and

· nationalization and other risks, which could result from a change in government or other political, social or economic instability.

IN THE FUTURE, WE MAY NEED TO OBTAIN ADDITIONAL FINANCING TO FUND OUR OPERATIONS AND TO ACQUIRE ADDITIONAL BUSINESSES

In the future, we may need to obtain additional financing to fund our operations and to acquire additional businesses. There is no guarantee that we will be able to raise additional capital under terms and conditions that are favorable to us, if at all.

EFFORTS TO COMPLY WITH RECENTLY ENACTED CHANGES IN SECURITIES LAWS AND REGULATIONS HAVE REQUIRED SUBSTANTIAL FINANCIAL AND PERSONNEL RESOURCES AND WE STILL MAY FAIL TO COMPLY

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on our internal controls over consolidated financial reporting in our annual reports on Form 10-KSB. In addition, the independent registered public accounting firm auditing our consolidated financial statements must attest to and report on management’s assessment of, and the effectiveness of our internal controls over financial reporting. This requirement is to first apply for management’s assessment in our annual report on Form 10-KSB for our fiscal year ending June 30, 2007, and for the independent registered public accounting firm’s assessment for fiscal year ended June 30, 2008. Depending on a number of variables and the significant resources required to comply, uncertainty exists regarding our ability to comply by applicable deadlines.

PROVISIONS OF OUR CORPORATE DOCUMENTS AND DELAWARE CORPORATE LAW MAY DETER A THIRD PARTY FROM ACQUIRING OUR COMPANY

Provisions of our articles of incorporation and our bylaws, authorize our Board of Directors to, among other things, issue preferred stock and fix the rights, preferences, privileges and restrictions of such shares without any further vote, approval or action by our stockholders. Our Board could take actions that could discourage a third party from attempting to acquire control of us and that could make it more difficult for a third party to acquire us. Our Board could take such actions even if our stockholders consider a change in control to be in their best interests.

EMPLOYEES:

As of June 30, 2007 the Company had a total of 2 employees.

ITEM 2. DESCRIPTION OF PROPERTY

The assets of the Company consist of its wholly owned subsidiary, Anton Nielsen Vojens, ApS whose sole asset is commercial real estate in Vojens, Denmark. The commercial real estate is leased to StatOil, AS until 2026. The property is a 750 square meter parcel currently used as a fuel station located at Ostergade 67, 6500 Vojens Denmark.

ITEM 3. LEGAL PROCEEDINGS

During the period ending June 30, 2007, there were no new issued, pending or threatened legal actions.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the period ending June 30, 2007, there were no matters submitted to security holders for a vote.

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

PART II

ITEM 5. MARKET OF COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

The Company's Common Stock is traded on the Over-The-Counter Bulletin Board. The following table sets forth the range of high and low bid quotations on the Common Stock for the quarterly periods indicated, as reported by the National Quotation Bureau, Inc. The quotations are inter-dealer prices without retail mark-ups, mark downs or commissions and may not represent actual transactions.

Fiscal Year Ended June 30, 2006	High	Low
First Quarter	0.0100	0.0100
Second Quarter	0.0100	0.0100
Third Quarter	0.0300	0.0100
Fourth Quarter	0.0200	0.0100
Fiscal Year Ended June 30, 2007	High	Low
First Quarter	0.0170	0.0090
Second Quarter	0.0150	0.0071
Third Quarter	0.0160	0.0080
Fourth Quarter	0.0120	0.0080

HOLDERS

At June 30, 2007 the company had 1,563 shareholders of record. At September 24, 2007, the closing bid price of the Company's Common Stock as reported by the National Quotation Bureau, Inc., was $0.011

DIVIDENDS

We have not paid or declared any dividends on our common stock since our inception. Our Board of Directors does not expect to declare cash dividends on our common stock in the near future. We anticipate that we will retain our future earnings to finance the continuing development of our business.

RECENT SALES OF UNREGISTERED SECURITIES

During the year ended June 30, 2007, we had no issuances of unregistered securities.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following should be read in conjunction with our Consolidated Financial Statements and the notes thereto included in "Item 7. Financial Statements."

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. (“GAAP”) requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Following are accounting policies that we believe are most important to the portrayal of our financial condition and results of operations and that require our most difficult judgments as a result of the need to make estimates and assumptions about the effects of matters that are inherently uncertain.

Recognition of rental income..

Rental income for commercial property leases is recognized on a straight-line basis over the respective lease terms.

Revenue recognition on the sale of real estate.

Sales of real estate are recognized when and to the extent permitted by Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate” (“SFAS No. 66”), as amended by SFAS No. 144. Until the requirements of SFAS No. 66 for full profit recognition have been met, transactions are accounted for using either the deposit, the installment, the cost recovery, or the financing method, whichever is appropriate.

Interest Recognition on Notes Receivable

Interest income is not recognized on notes receivable that have been delinquent for 60 days or more. In addition, accrued but unpaid interest income is only recognized to the extent that the net realizable value of the underlying collateral exceeds the carrying value of the receivable.

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

The Company maintains its cash in bank deposit accounts which, at June 30, 2007 exceeded federally insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on such amounts.

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

Concentrations of Credit Risk:

Financial instruments that potentially subject the Company to major credit risk consist principally of a single subsidiary of Anton Nielsen Vojens ApS.

Recently Issued Accounting Standards

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an Amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). The purpose of SFAS No. 155 is to simplify the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not expect the adoption of SFAS No. 155 to have a material impact on our cash flows, results of operations, financial position or liquidity.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an Amendment of FASB Statement No. 140” (“SFAS No. 156”). SFAS No. 156 requires recognition of a servicing asset or a servicing liability each time an entity undertakes an obligation to service a financial asset by entering into a servicing contract. SFAS No. 156 also requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value and subsequently measured at fair value at each reporting date. SFAS No. 156 is effective as of the beginning of any entity’s first fiscal year that begins after September 15, 2006. We do not expect the adoption of SFAS No. 156 to have a material impact on our cash flows, results of operations, financial position or liquidity.

In June 2006, FASB issued FIN No. 48, “Accounting for Uncertainty Taxes”. The interpretation applies to all tax positions related to income taxes subject to FASB Statement No. 109, “Accounting for Income Taxes”. FIN No. 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold in determining if a tax position should be reflected in the financial statements. Only tax positions that meet the “more likely than not” recognition threshold may be recognized. The interpretation also provides guidance on classification, interest and penalties, accounting in interim periods, disclosure, and transition requirements for uncertain tax positions. FIN No. 48 will be effective for the Company’s fiscal year ending June 30, 2007. We do not believe that there are material tax positions that would result in a material impact upon implementation of FIN No. 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This standard establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements already required or permitted by existing standards. SFAS No. 157 will be effective for the Company’s fiscal year ending June 30, 2009. The Company is currently evaluating the requirements of SFAS No. 157 and has not yet determined the impact on its financial condition and results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans - an amendment of FASB Statement No. 87, 88, 106 and 132R”. This pronouncement requires an employer to make certain recognitions, measurements, and disclosures regarding defined benefit postretirement plans. The Company does not have any defined benefit postretirement plans and SFAS No. 158 will not have any impact on its financial condition and results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have an impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for us on July 1, 2008. The Company is currently evaluating the impact of adopting SFAS 159 on its financial position, cash flows and results of operations.

RESULTS OF OPERATIONS 2007 COMPARED TO 2006

REVENUES. Revenues from operations were $71,846 for 2007 compared to $28,540 for 2006. The increase was attributable to the Anton Nielsen Vojens acquisition.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses were $21,980 for 2007 compared to $25,058 for 2006. The expenses are attributable to ANV's operations.

INTEREST EXPENSE. Interest expense was $4,081 for 2007 compared to $2,936 for 2006. Interest expense for 2007 are higher due to ANV was owned by the Company for the entire fiscal year.

OTHER INCOME (EXPENSE), NET. Other income (expense), net was $346,852 for 2007 compared to $0 for 2006. Other income, net for 2007 largely includes $344,576 of the Gain on the sale of an asset associated with the subdivision and sale of commercial real estate owned by ANV. Other income of 2,275 was primarily attributable to Interest Income.

NET INCOME (LOSS) ATTRIBUTED TO COMMON STOCKHOLDERS. Net income attributed to common stockholders was $379,677 or $0.0081 per share, for 2007, as compared to net loss of $12,914 , or a loss of $0.003 per share, for 2006.

LIQUIDITY AND CAPITAL RESOURCES. As of June 30, 2007 we had $241,945 of cash and cash equivalents and working capital of $132,387, compared to $378,984 in cash and cash equivalents and a working capital deficit of $247,291 at June 30, 2006. The change in cash is primarily due to the payments made on the debt of the acquisition of ANV and normal operations. The increase in the working capital is primarily related to the sale of a portion of ANV real estate and the reduction of debt associated with the ANV acquisition

Net cash used in operating activities for 2007 was $137,039, compared to net cash provided by operating activities of $365,194 for 2006. The net cash used in operating activities during 2007 was primarily due to the $142,326 reduction in the debt associated with the acquisition of ANV. Note receivable increased to Ole Holding ApS note receivables.

Net cash provided by financing activities for 2007 was $5,558, compared to net cash provided by financing activities of $13,790 for 2006. Net cash provided by financing activities for both periods is related to borrowings from officers and directors and changes in currency valuations.

OFF BALANCE SHEET ARRANGEMENTS

We do not currently have any off balance sheet arrangements.

ITEM 7. AUDITED FINANCIAL STATEMENTS

See the consolidated financial statements beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded as of June 30, 2007 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed immediately below.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness in internal control over financial reporting is defined by the Public Company Accounting Oversight Board’s Audit Standard No. 2 as being a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements would not be prevented or detected. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected.

Management assessed and evaluated the effectiveness of our internal control over financial reporting as of June 30, 2007. Based on the results of management’s assessment and evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that while certain of the remediation initiatives undertaken in response to material weaknesses identified and discussed below have been implemented, other remediation initiatives were either not fully implemented by June 30, 2007 or were completed thereafter, but before the filing of this report. Further, management identified material weaknesses as of June 30, 2007 relating to our internal control over financial reporting, as follows:

(1) We had not effectively implemented comprehensive entity-level internal controls.
(2) We did not have a sufficient complement of personnel with appropriate training and experience in generally accepted accounting principles, or GAAP due to an insufficient complement of staff, and
(3) We did not have adequate access, storage, and integrity controls over critical data used in connection with accounting and financial reporting.

The foregoing material weaknesses are described in detail below under the caption “Material Weaknesses and Related Remediation Initiatives.” As a result of these material weaknesses, our Chief Executive Officer and Acting Chief Financial Officer concluded that we did not maintain effective internal control over financial reporting as of June 30, 2007.

In making its assessment of our internal control over financial reporting, management used criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its Internal Control-Integrated Framework. Because of the material weaknesses described above, management believes that, as of June 30, 2007, we did not maintain effective internal control over financial reporting.

Two independent consulting firms assisted management with its assessment of the effectiveness of our internal control over financial reporting, including scope determination, planning, staffing, documentation, testing, remediation and retesting and overall program management of the assessment project.

Our independent auditors have issued an attestation report on management’s assessment of our internal control over financial reporting. That report appears below under the caption, “Report of Independent Registered Public Accounting Firm.”

Inherent Limitations on the Effectiveness of Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of internal control over financial reporting can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been or will be detected.

These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Material Weaknesses and Related Remediation Initiatives

(1) We had not effectively implemented comprehensive entity-level internal controls, as evidenced by the following deficiencies:

• We did not maintain documentation evidencing quarterly or other discussions between the Board of Directors (currently acting as the Audit Committee), and financial managers of our wholly owned subsidiary. Such meetings include reviewing and approving quarterly and annual filings with the Securities and Exchange Commission and reviewing on-going activities to determine if there are any potential audit related issues which may warrant involvement and follow-up action by the Audit Committee. We believe that we have fully implemented processes to create or maintain appropriate documentation. We anticipate that our updated controls will be tested and this deficiency will be remediated by December 31, 2007.

• We did not maintain documentation evidencing discussions comparing actual results to budgeted amounts between executive management and our Board of Directors. We believe that we have fully implemented processes to create or maintain appropriate documentation. We anticipate that our updated controls will be tested and this deficiency will be remediated by December 31, 2007.

• We did not have a Codes of Ethics policy and had not obtained attestations by executive management regarding their compliance any Codes of Ethics or attestations of employees as to their understanding of and compliance with company policies related to their employment. We anticipate that the steps necessary to address this deficiency will be fully implemented by September 30, 2007 and that our updated controls will be tested and this deficiency will be remediated by December 31, 2007.

• We did not have a formal fraud assessment process. We intend to call for a quarterly fraud assessment as part of our financial closing procedures and an annual fraud assessment as part of the business planning process carried out by our management. We intend to assign responsibility for performing the quarterly and annual fraud risk assessments to the CEO with review and approval by our Board of Directors. We anticipate that the steps necessary to address this deficiency will be fully implemented by September 30, 2007 and that our updated controls will be tested and this deficiency will be remediated by December 31, 2007.

• We had not fully implemented the controls for a systematic backup and recovery of our financial material and related data. We have added support of our financially material systems and servers to an outsourcer who will perform qualified backup and recovery and provide appropriate attestation that the controls are effective. We anticipate that the steps necessary to address this deficiency will be fully implemented by November 30, 2007 and that our updated controls will be tested and this deficiency will be remediated by December 31, 2007.

• We did not conduct annual performance reviews or evaluations of our management and staff employees. We intend to perform appropriate reviews in the year ending June 30, 2008. We anticipate that our updated procedures will be tested and this deficiency will be remediated by December 31, 2007.

(2) We did not have a sufficient complement of personnel with appropriate training and experience in GAAP, as evidenced by the following deficiencies:

• Our The overall responsibility for accounting functions lies with two individuals, the Chief Financial Officer, who has functioned as a director and as the Chief Executive Officer for the past 10 years and through our wholly owned subsidiary, Anton Nielsen Vojens, ApS, the Director of ANV. We anticipate engaging additional third party independent consulting firms to in an advisory capacity. We anticipate that this deficiency will be remediated by December 31, 2007.

(3) We did not have adequate access, storage, and integrity controls over critical data used in connection with accounting and financial reporting. We will move all spreadsheets, data files and backup files that are used in our financial management and closing processes to a third party secured, shared server with access granted to a limited number of management-approved personnel. In addition to our financial files, we will begin to use passwords on all other files on those servers to further limit access to critical information. We continue to review and plan for formal processes to ensure qualified review and approval of financial calculations and modifications to those calculations. We anticipate that the steps necessary to address this deficiency will be fully implemented by November 30, 2007 and that our updated controls will be tested and this deficiency will be remediated by December 31, 2007.

The above material weaknesses did not result in adjustments to our June 30, 2006 or June 30, 2007 consolidated financial statements, however, it is reasonably possible that, if not remediated, one or more of the material weaknesses could result in a material misstatement in our reported financial statements that might result in a material misstatement in a future annual or interim period.

Changes in Internal Control over Financial Reporting

The changes noted above, are the only changes during our most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Advanced Oxygen Technologies, Inc.
New York, NY

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Advanced Oxygen Technologies, Inc.’s (the “Company”) internal control over financial reporting was not effective as of December 31, 2006, because of the effect of material weaknesses described therein, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant control deficiency, or combination of significant control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of June 30, 2007:

(1) The Company had not effectively implemented comprehensive entity-level internal controls.

(2) The Company did not have a sufficient complement of personnel with appropriate training and experience in generally accepted accounting principles, or GAAP due to an insufficient complement of staff, and

(3) The Company did not have adequate access, storage, and integrity controls over critical data used in connection with accounting and financial reporting.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Advanced Oxygen Technologies, Inc. and our report dated September 7, 2007 expressed an unqualified opinion.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of June 30, 2007 is fairly stated, in all material respects, based on the COSO framework. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of June 30, 2007, based on the COSO framework.

We do not express an opinion or any other form of assurance on management’s statements referring to new controls being implemented after June 30, 2007.

/s/ Revisorerne Strandvejen 58 V.m.b.a

Copenhagen, Denmark

September 7, 2007

ITEM 8B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Set forth below is information regarding the Company's directors and executive officers, including information furnished by them as to their principal occupations for the last five years, other directorships held by them and their ages as of June 30, 2007. All directors are elected for one-year terms, which expire as of the date of the Company's annual meeting.

Name	Age	Position	Director Since:
Robert E. Wolfe	44	Chairman of the Board and CEO	1997
Lawrence Donofrio	56	Director	2003

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who beneficially own more than 10% of a registered class of our securities to file with the SEC reports of ownership and changes in ownership of the common stock and other equity securities. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. No officer, director or Section 16(a) officer has sold or acquired any of our stock during the last calendar year, thus not requiring any reports under Section 16(a) to be filed.

Audit Committee Financial Expert

As of June 30, 2007, we do not have an audit committee financial expert, as that term is defined in Item 407(d)(5) of Regulation S-B, because at this time our current level of operations and the cost of retaining such a financial expert are prohibitive. The Board of Directors as a whole fulfilled the duties normally assigned to an audit committee.

Code of Ethics

As of June 30, 2007, we have not adopted a code of ethics. Our Company is small and we have not had the resources to document in writing all of our policies. Our Board of Directors currently is in the process of adopting a code of ethics that applies to our Principal Executive Officer and Principal Financial and Accounting Officer and to all of our staff. While we do not have a formal code of ethics in place, we believe that our Company follows an ethical code in practice.

Procedure for Nominating Directors

We have not made any material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

The Board does not have a written policy or charter regarding how director candidates are evaluated or nominated for the Board.

Our directors annually review all director performance over the prior year and make recommendations to the Board of Directors for future nominations.

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

EXECUTIVE COMPENSATION

Name	Yr.	Salary	Bonus	Other Compensation	Restricted Awards	LTIP Awards	Other
Robert E. Wolfe	2007	0	0	0	0	0	0

EMPLOYMENT AGREEMENTS

We do not currently have any oral or written employment contracts, severance or change-in-control agreements with any of our executive officers.

OPTION GRANTS DURING 1999; VALUE OF OPTIONS AT YEAR-END

The following tables set forth certain information covering the grant of options to the Company's Chief Executive Officer, Mr. Robert E. during the fiscal year ended June 30, 2007 and unexercised options held as of that date. Mr. Wolfe did not exercise any options during fiscal 2006.

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

Issuable Shares

As of September 20, 1995, approximately 374,000 shares of Common Stock had been issued upon the exercise of options granted under the Option Plans, no shares of Common Stock were subject to outstanding options under the Options Plans and 626,000 shares of Common Stock were available for issuance under future option grants. From July 1, 1991 to September 20, 1995, options were granted at exercise prices ranging from $1.22 to $8.15 per share. The exercise price of each option was equal to 85% of the closing bid price of Company's Common Stock as reported on the NASDAQ Over the Counter Bulletin Board Exchange. Due to employee terminations, all options became void in August 1995. As of September 30, 2001 1,000,000 shares of Common Stock were available for issuance under future option grants were still available at June 30, 2007.

Board of Directors Compensation

As of June 30, 2007 the directors did not receive any compensation for serving as members of the Board.

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

During the fiscal year ended June 30, 2007, no options were granted to non-employee Board members.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of June 30, 2007, by (i) all those known by the Company to be beneficial owners of more than 5% of its Common Stock; (ii) all directors; and (iii) all officers and directors of the Company as a group.

Name and Address of Beneficial Owner	No. Shares fully diluted	Percent ownership
Hennistone Projects Ltd.2 Eastglade Northwood Middlessex, HA6 3LD UK	11,760,000	25.65%
Crossland, ltd. 104B Saffrey Square, Nassau, Bahamas	2,968,750	6.47%
Crossland Ltd. Belize, 60 Market Square, PO Box 364, Belize City, Belize, Central America	6,312,500	13.77%
Eastern Star, Ltd, Bay Street Nassau Bahamas	2,712,000	5.91%
Robert E. Wolfe	90,000	0.196%
Lawrence Donofrio	0	0.00%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The Company's transactions with its officers, directors and affiliates have been and such future transactions will be, on terms no less favorable to the Company than could have been realized by the Company in arms-length transactions with non-affiliated persons and will be approved by a majority of the independent disinterested directors.

On February 3, 2006 the Company purchased 100.00% of the stock of Anton Nielsen Vojens ApS ("ANV"), a Danish company from Borkwood Development Ltd. , a prior shareholder of AOXY. At the time of the transaction, a director of Borkwood Development, Ltd., Aage Madsen was also a director of Anton Nielsen Vojens ApS. As of June 30, 2007, Mr. Madsen is not a director, owner, beneficiary or affiliate of the Company or its wholly owned subsidiary Anton Nielsen Vojens, ApS.

Director Independence

During the year ended June 30, 2007, Robert Wolfe and Lawrence Donofrio served as our directors and only Mr. Donofrio is an independent director as he has no ownership, employment, or business interaction with the Company. We are currently traded on the Over-the-Counter Bulletin Board or OTCBB. The OTCBB does not require that a majority of the Board be independent.

ITEM 13. EXHIBITS AND REPORTS ON FORMS 8K,

Reports filed on Form 8-K for the year ending June 30, 2007:

A report on Form 8-K was filed on August 8, 2006 stating that on August 1, 2006, Bernstein Pinchuk LLP ("Accountants") resigned as the certified accountants for Advanced Oxygen Technologies, Inc. ("Company"). The Accountants resigned as the Company's certified accounting firm pursuant to Section 203 of the Sarbanes-Oxley Act. The Accountant’s audit reports on the Company’s consolidated financial statements for the fiscal years ended June 30, 2004 and 2005 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the Company’s fiscal years ended June 30, 2004 and 2005 and the subsequent interim period preceding the date of Accountant’s resignation, there were no: a) “disagreements,” as that term is defined in Item 304(a) of Regulation S-K and the instructions related thereto, with the Accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreement(s), if not resolved to the satisfaction of the Accountants, would have caused the Accountants to make reference to the subject matter of the disagreement(s) in connection with its report, or b) “reportable events,” as that term is defined in Item 304(a)(1)(v) of Regulation S-K and the instructions related thereto. The report is contained herein as EXHIBIT 8K-I.

A report on Form 8-K was filed on September 12, 2006 stating that the Company engaged Revisorenrne Strandvejen 58 V.m.b.a, Hellerup, Denmark ("New Accountants") as its certified accounting firm/outside auditor. Additionally, the Company had not consulted the New Accountants regarding: (i) The application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the small business issuer’s financial statements and either written or oral advice was provided that was an important factor considered by the small business issuer in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement or event identified in response to paragraph (a)(1)(iv) of Regulation S-B section §228.304 (Item 304). The report is contained herein as EXHIBIT 8K-II.

A report on Form 8-K was filed on January 17, 2007 stating that the Company's location, and location of books and records has changed from Advanced Oxygen Technologies, Inc. C/O Crossfield Inc. 133 West 13th St. Suite #5 New York, NY 10011 ("Old Location") to Advanced Oxygen Technologies, Inc. c/o Crossfield, Inc. 100 Maiden Lane, Suite 2003, New York, NY 10038, Telephone (212)-727-7085, Fax (208)-439-5488. This location is co-located with a related business of the president, Robert E. Wolfe. The report is contained herein as EXHIBIT 8K-III.

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

  Advanced Oxygen Technologies, Inc's Purchase of Anton Nielsen Vojens, ApS: On February 3, 2006 Advanced Oxygen Technologies, Inc. purchased 100% of the stock of Anton Nielsen Vojens, ApS ("ANV"), a Danish company, from Borkwood Development Ltd. a previous shareholder of AOXY, for $650,000. AOXY financed the entire transaction by executing a promissory note for $650,000 to Borkwood Development Ltd with a one year term and a 5% annual interest rate. In the event the note is not paid by the end of one year, the bearer has the right to convert the debt to common stock of AOXY in an amount, calculated on the conversion date, equal to the lesser of a;)$650,000 minus all principal payments, divided by the previous ten day average closing price of AOXY as quoted on the national exchange, or b:)15 Million shares, which ever is the lesser.
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

A report on Form 8-K was filed on April 29,2005 and further amended on July 7, 2005 and reported the following:

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

A report on Form 8-K was filed on February 8, 2006, that reported pursuant to a stock acquisition agreement ("Stock Acquisition Agreement"), on February 3, 2006 Advanced Oxygen Technologies, Inc. ("AOXY") purchased 100.00% of the stock of Anton Nielsen Vojens ApS ("ANV"), a Danish company from Borkwood Development Ltd. (a prior shareholder of AOXY) for Six Hundred and Fifty Thousand US Dollars. The transaction was financed as follows: 1) AOXY executed a promissory note ("Note") for $650,000, payable to the sellers of ANV ("Sellers") payable and amortized monthly and carrying a interest at 5% per year. AOXY has the right to prepay the note at any time with a notice of 14 days. To secure the payment of principal and interest the Sellers will receive a perfect lien and security interest in the Shares in the company ANV until the note with accrued interest is paid in full., and, 2) In the case that the Note has not been repaid within 12 months from the day of closing the Sellers have the right to convert the debt to common stock of Advanced Oxygen Technologies, Inc. in an amount of non diluted shares calculated on the conversion Date, equal to the lesser of : a) Six hundred and Fifty thousand (650,000) or the Purchase Price minus the principal payments made by the buyer, which ever is greater, divided by the previous ten day closing price of AOXY as quoted on the national exchange, or b) Fifteen million shares, which ever is lesser. The Sellers must demand such conversion with a notice of 1 month. ANV owns commercial real estate in Denmark. The property has a tenant that has 13 years remaining on their lease (attached hereto as Exhibit II, "Lease"). The report also stated that on February 6, 2006 Kurt Sondergaard resigned from the Company's Board of Directors.

A report on Form 8-K was filed on March 14, 2006, that reported pursuant to an acquisition agreement ("Acquisition Agreement"), on March 3, 2006 Anton Nielsen Vojens ApS ("ANV"), a wholly owned subsidiary of Advanced Oxygen Technologies, Inc. ("AOXY") entered into an agreement to sub divide and sell a 3,300 M2 portion of its Vojens City property ('Property") for Two Million Three hundred Thousand Danish Krone (2.300.000 DKk) to Ejendomsselskabet Ostergade 67 ApS, a Danish company ("EO").

A report on Form 8-K was filed on August 8, 2006 stating that on August 1, 2006, Bernstein Pinchuk LLP ("Accountants") resigned as the certified accountants for Advanced Oxygen Technologies, Inc. ("Company"). The Accountants resigned as the Company's certified accounting firm pursuant to Section 203 of the Sarbanes-Oxley Act. The Accountant’s audit reports on the Company’s consolidated financial statements for the fiscal years ended June 30, 2004 and 2005 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the Company’s fiscal years ended June 30, 2004 and 2005 and the subsequent interim period preceding the date of Accountant’s resignation, there were no: a) “disagreements,” as that term is defined in Item 304(a) of Regulation S-K and the instructions related thereto, with the Accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreement(s), if not resolved to the satisfaction of the Accountants, would have caused the Accountants to make reference to the subject matter of the disagreement(s) in connection with its report, or b) “reportable events,” as that term is defined in Item 304(a)(1)(v) of Regulation S-K and the instructions related thereto.

A report on Form 8-K was filed on September 12, 2006 stating that the Company engaged Revisorenrne Strandvejen 58 V.m.b.a, Hellerup, Denmark ("New Accountants") as its certified accounting firm/outside auditor. Additionally, the Company had not consulted the New Accountants regarding: (i) The application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the small business issuer’s financial statements and either written or oral advice was provided that was an important factor considered by the small business issuer in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement or event identified in response to paragraph (a)(1)(iv) of Regulation S-B section §228.304 (Item 304).

A report on Form 8-K was filed on January 17, 2007 stating that the Company's location, and location of books and records has changed from Advanced Oxygen Technologies, Inc. C/O Crossfield Inc. 133 West 13th St. Suite #5 New York, NY 10011 ("Old Location") to Advanced Oxygen Technologies, Inc. c/o Crossfield, Inc. 100 Maiden Lane, Suite 2003, New York, NY 10038, Telephone (212)-727-7085, Fax (208)-439-5488. This location is co-located with a related business of the president, Robert E. Wolfe.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

We have paid or expect to pay the following fees to Revisorerne Strandvejen for work performed for the fiscal years ending June 30 2007 and 2006 or attributable to Revisorerne Strandvejen's audit of our June 30, 2007 and June 30, 2006 financial statements:

Audit Fees
year ending June 30,
	2007	2006
Audit-Related Fees	$6,980	$ 10,600
Tax Fees	1,745	-
Other fees		-

The aggregate fees billed include amounts for an interim review of Form 10-QSB, review of SEC correspondence, and the audit of the consolidated financial statements for 2007. Approximately 79% of the total hours spent on audit services for the Company for the year ended June 30, 2007, were spent by Revisorerne Strandvejen.

The aggregate fees billed include amounts for an interim review of Form 10-QSB, review of SEC correspondence, review of acquisition candidate audits, audit of Anton Nielsen Vojens, ApS for completion of the acquisition, and the audit of the consolidated financial statements for 2006. Approximately 75% of the total hours spent on audit services for the Company for the year ended June 30, 2006, were spent by Revisorerne Strandvejen and by Bernstein & Pinchuk LLP, who was the independent auditor for the first 3 quarters of the fiscal year ending June 30, 2006.

In January 2003, the SEC released final rules to implement Title II of the Sarbanes-Oxley Act of 2003. The rules address auditor independence and have modified the proxy fee disclosure requirements. Audit fees include fees for services that normally would be provided by the accountant in connection with statutory and regulatory filings or engagements and that generally only the independent accountant can provide. In addition to fees for an audit or review in accordance with generally accepted auditing standards, this category contains fees for comfort letters, statutory audits, consents, and assistance with and review of documents filed with the SEC. Audit-related fees are assurance-related services that traditionally are performed by the independent accountant, such as employee benefit plan audits, due diligence related to mergers and acquisitions, internal control reviews, attest services that are not required by statute or regulation, and consultation concerning financial accounting and reporting standards.

The board has reviewed the fees paid to Revisorerne Strandvejen and has considered whether the fees paid for non-audit services are compatible with maintaining Revisorerne Strandvejen's independence. The board has also adopted policies and procedures to approve audit and non-audit services provided in 2007 by Revisorerne Strandvejen in accordance with the Sarbanes-Oxley Act and rules of the SEC promulgated thereunder. These policies and procedures involve annual pre-approval by the board of the types of services to be provided by our independent auditor and fee limits for each type of service on both a per-engagement and aggregate level. The board may additionally ratify certain de minimis services provided by the independent auditor without prior board approval, as permitted by the Sarbanes-Oxley Act and rules of the SEC promulgated thereunder.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant): ADVANCED OXYGEN TECHNOLOGIES, INC.

Date: September 25, 2007
By (Signature and Title):
/s/ Robert E. Wolfe /s/
-----------------
Robert E. Wolfe
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 25, 2007
By (Signature and title):
/s/Lawrence Donofrio /s/
-------------------------
Lawrence Donofrio
Director

EXHIBIT 8K-I

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

8K-I-1

Item 4.01: Changes in Registrant's Certifying Accountant

Item 9: Exhibits

Signatures

Exhibits:

Exhibit I, Resignation Letter

Exhibit II, Accountant's Letter to SEC

8K-I-2

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
8K-I-3

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

8K-I-4

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

8K-I-5

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

8K-I-6

EXHIBIT 8K-II

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

C/O Crossfield Incorporated133 West 13th St. Suite no.5 New York, NY 10011

(Address of Principal Executive Offices)

Registrant's Telephone Number: (212) 727-7085

26883 Ruether Avenue Santa Clarita, CA, 91351

(Former Address)

8K-II-1

Item 4.01: Changes in Registrant's Certifying Accountant

Signatures

8K-II-2

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

8K-II-3

EXHIBIT 8K-III

================================================================================

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
-----------------------------
FORM 8-K

CURRENT REPORT

Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

January 17,2007
(Date of Earliest Event Reported)

ADVANCED OXYGEN TECHNOLOGIES, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware 000-09951 91-1143622
(State of Incorporation) (Commission File No.) (I.R.S. Employer
Identification No.)

C/O Crossfield Incorporated
100 Maiden Lane, Suite 2003
New York, NY 10038
(Address of Principal Executive Offices)

Registrant's Telephone Number: (212) 727-7085

C/O Crossfield Incorporated
133 West 13th St. Suite #5
New York, NY 10011
(Former Address)

================================================================================

8K-III-1

ITEM 8.01 : OTHER EVENTS

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

Dated: January 17, 2007.

ADVANCED OXYGEN TECHNOLOGIES, INC.

BY:/s/ Robert E. Wolfe
-------------------------------
Robert E. Wolfe
President

8K-III-2

EXHIBIT F

FINANCIAL STATEMENTS AND REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY June 30, 2007 and 2006

Page

Report of Independent Registered Public Accounting Firm for periods ending June 30, 2007 and 2006	F-2

Financial Statement

Balance Sheets	F-3

Consolidated Statements of Operations	F-4

Consolidated Statements of Stockholders' Equity (Capital Deficiency)	F-5

Consolidated Statements of Cash Flows	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTRATED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Advanced Oxygen Technologies, Inc.

We have audited the accompanying balance sheets of Advanced Oxygen Technologies, Inc. (The Company) and subsidiary (ANV) as of June 30, 2007 and June 30, 2006 and the related consolidated statements of operations, changes in shareholders' equity (capital deficiency), and cash flows for each of the two years in the period ended June 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Oxygen Technologies, Inc as of June 30, 2006 and the results of its operations and its cash flows for each of the two years in the period ending June 30, 2007, in conformity with accounting principles generally accepted in United States.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Advanced Oxygen Technologies, Inc.’s internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 7, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

Copenhagen, September 07, 2007

/s/ Revisorerne Strandvejen 58 V.m.b.a

Hellerup, Denmark

State Authorized Public Accountant

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY CONSOLATED BALANCE SHEETS
	As of June 30,
ASSETS	2007	2006

CURRENT ASSETS
Cash	$ 241,945	$ 378,984
Accounts Receivable	5,310	-
Other Current Assets	55,194	-
	------------	------------
Total Current Assets	302,449	378,984

FIXED ASSETS
Land and buildings	650,000	650,000
	------------	------------
TOTAL ASSETS	$ 952,449	$ 1,028,984
	============	============
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$ 52,626	$ 52,814
Accrued Expenses	1,858	1,886
Client Escrow Funds	-	373,984
Current Portion of Long Term Debt	3,570	4,742
Note Payable	507,673	650,000
Payroll and sales taxes payable	88,707	63,953
Prepaid Rental Revenues	31,174	-
	------------	------------
Total current liabilities	685,608	1,147,379

Long Term Debt, subsidiary	100,919	97,561
Due to affiliate	33,535	31,335
	------------	------------
Total Long Term Debt	134,454	128,896

Total Liabilities	820,062	1,276,275

STOCKHOLDERS' DEFICIENCY -
Convertible preferred stock, Series 2, par value $0.01; authorized 10,000,000 shares; issued and outstanding 5,000 shares liquidating preference $25,000	50	50

Convertible preferred stock, Series 3, par value $0.01; authorized and issued, 1,670,000 shares	16,700	16,700

Convertible preferred stock, Series 4; issued and outstanding,	-	-

Convertible preferred stock, Series 5; issued, 1 share	-	-

Common stock, par value $0.01; authorized, 90,000,000 shares; issued 46,973,585 shares	469,736	469,736

Additional paid-in capital	20,497,769	20,497,769

Accumulated deficit	(20,844,584)	(21,224,262)

Less treasury stock, at cost
1,670,000 shares of convertible preferred stock, Series 3	(7,284)	(7,284)
1,120,000 shares of common stock	-	-

TOTAL SHAREHOLDERS EQUITY	132,387	(247,291)
	------------	------------
TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	$ 952,449	$ 1,028,984
	============	============
See accompanying notes to financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENT OF OPERATIONS

	Years ended June 30,
	2007	2006
Revenues

Real Estate Rentals	$ 71,846	$ 28,540
	-------------	-------------
Total Revenues	$ 71,846	$ 28,540

Costs and Expenses
General & Administrative, ANV	21,980	25,058
Interest Expense, ANV	4,081	2,936
Professional expenses-corporate	3,103	10,600
Transfer Agent Expense	2,130	2,245
Other Costs and Expenses	-	615
Foreign Exchange	7,725	-

Total Costs and Expenses	(39,019)	(41,454)

	-------------	-------------
Income (loss) from operations before other income (expenses), and income tax expense	32,827	(12,914)

	-------------	-------------
Other income (expenses)
Net gain (loss) on Sale of Asset	344,576	-
Interest Income	2,275	-
	-------------	-------------
Total Other Income(expense)	346,851	-

Income tax expense	-	-
	-------------	-------------
NET INCOME (LOSS)	$ 379,678	$ (12,914)

	=============	=============
Average number of shares outstanding	46,761,859	46,761,859

Net loss per share	$ 0.0081	$ -
	=============	=============
Diluted earnings (loss) have not been presented since the effect of the assumed conversion of the convertible preferred stock would have an anti-dilutive effect.
See accompanying notes to financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

Years ended June 30,

	2007	2006
Common stock, par value $0.01, authorized, 90,000,000 shares;	-------------	-------------
issued, as follows:
Balance at beginning and end of year 46,973,585	$ 469,736	$ 469,736
	=============	=============
Additional paid in capital:
Balance at beginning and end of year	$ 20,497,769	$ 20,497,769
	=============	=============
Accumulated deficit:
Balance at beginning of year	$ (21,224,262)	$ (21,211,348)
Net income (loss) for the year	379,678	(12,914)
Rounding	-	-
	-------------	-------------
Balance at end of year	$ (20,844,584)	$ (21,224,262)
	=============	=============
Other stockholders' deficiency accounts (no change during year)
Convertible preferred stock, net of treasury stock(see balance sheet )	$ 9,466	$ 9,466
	=============	=============
Stockholders' Equity (Deficiency) at end of year	$ 132,387	$ (247,291)
	=============	=============
See accompanying notes to financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended June 30,
	2007	2006
	-------------	-------------
Cash flows from operating activities
Net income (loss)	$ 379,678	$ (12,914)
Adjustments to reconcile net income to net cash

Changes in operating assets and liabilities
Accounts receivable	(5,310)	-
Other receivables and prepaid expenses	(55,194)	-
Accounts payable	(188)	4,124
Accrued Expenses	(28)	-
Payroll and sales taxes payable	24,755	-
Client Escrow Funds	(373,985)	373,984
Current Portion of long term debt	(1,173)	-
Note Payable	(142,326)	-
Prepaid Rental Revenues	31,174	-
	-------------	-------------
Net cash provided by (used in) operating activities	(142,597)	365,194
	-------------	-------------

Cash flow from financing activities:
Proceeds from:
Borrowing from officer-directors	2,200	13,790
Long term debt	3,358	-
	-------------	-------------
Net cash provided by financing activities	5,558	13,790

NET (DECREASE) INCREASE IN CASH	(137,039)	378,984

Cash at beginning of year	378,984	-
	-------------	-------------
Cash at end of year	$ 241,945	$ 378,984
	=============	=============

Supplemental Disclosures:
Significant transaction- Record Acquisition of Anton Nielsen Vojens, ApS (ANV)
Note Payable, Borkwood Development LTD	-	650,000
Long Term Debt, ANV	-	102,303
Accrued Expenses ANV	-	26,438
Taxes Payable ANV	-	1,886

Land and Buildings	-	(650,000)
Paid in Capital	-	(130,627)
	=============	=============
Income taxes paid	-	-
See accompanying notes to financial statements.

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

Lines of Business:

The Company through its wholly owned subsidiary ANV owns income producing commercial real estate leased to Statoil AS until 2026.

Reclassifications:

The figures for the period ending June 30, 2006 have been reclassified so that both periods are presented on the same basis considering the purchase of Anton Nielsen Vojens, ApS.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Revenue Recognition:

Recognition of rental income:

Rental income for commercial property leases is recognized on a straight-line basis over the respective lease terms.

Revenue recognition on the sale of real estate:

Sales of real estate are recognized when and to the extent permitted by Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate” (“SFAS No. 66”), as amended by SFAS No. 144. Until the requirements of SFAS No. 66 for full profit recognition have been met, transactions are accounted for using either the deposit, the installment, the cost recovery, or the financing method, whichever is appropriate.

Interest Recognition on Notes Receivable

Interest income is not recognized on notes receivable that have been delinquent for 60 days or more. In addition, accrued but unpaid interest income is only recognized to the extent that the net realizable value of the underlying collateral exceeds the carrying value of the receivable.

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

The Company maintains its cash in bank deposit accounts which, at June 30, 2007 exceeded federally insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on such amounts.

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

Concentrations of Credit Risk:

Financial instruments that potentially subject the Company to major credit risk consist principally of a single subsidiary of Anton Nielsen Vojens ApS.

Recently Issued Accounting Standards

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an Amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). The purpose of SFAS No. 155 is to simplify the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS No. 155 to have a material impact on its cash flows, results of operations, financial position or liquidity.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an Amendment of FASB Statement No. 140” (“SFAS No. 156”). SFAS No. 156 requires recognition of a servicing asset or a servicing liability each time an entity undertakes an obligation to service a financial asset by entering into a servicing contract. SFAS No. 156 also requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value and subsequently measured at fair value at each reporting date. SFAS No. 156 is effective as of the beginning of any entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS No. 156 to have a material impact on its cash flows, results of operations, financial position or liquidity.

In June 2006, FASB issued FIN No. 48, “Accounting for Uncertainty Taxes”. The interpretation applies to all tax positions related to income taxes subject to FASB Statement No. 109, “Accounting for Income Taxes”. FIN No. 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold in determining if a tax position should be reflected in the financial statements. Only tax positions that meet the “more likely than not” recognition threshold may be recognized. The interpretation also provides guidance on classification, interest and penalties, accounting in interim periods, disclosure, and transition requirements for uncertain tax positions. FIN No. 48 will be effective for the Company’s fiscal year ending June 30, 2007. The Company does not believe that there are material tax positions that would result in a material impact upon implementation of F

IN No. 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This standard establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements already required or permitted by existing standards. SFAS No. 157 will be effective for the Company’s fiscal year ending June 30, 2009. The Company is currently evaluating the requirements of SFAS No. 157 and has not yet determined the impact on its financial condition and results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans - an amendment of FASB Statement No. 87, 88, 106 and 132R”. This pronouncement requires an employer to make certain recognitions, measurements, and disclosures regarding defined benefit postretirement plans. The Company does not have any defined benefit postretirement plans and SFAS No. 158 will not have any impact on its financial condition and results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have an impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for us on July 1, 2008. The Company is currently evaluating the impact of adopting SFAS 159 on its financial position, cash flows and results of operations.

NOTE 3 - MAJOR CUSTOMER:

The Company's subsidiary, Anton Nielsen Vojens, ApS has sales to two major customers who were non related parts. For the period ending June 30, 2007 and June 30, 2006 the major customer concentrations were as folows:

	Percent of Sales for the Period ending June 30,
Customer	2007	2006
A	65%	100%
B	35%	0%

Total Sales from Major Customers	100%	100%

NOTE 4 - RELATED PARTY TRANSACTIONS ANTON NIELSEN VOJENS, ApS

The Company purchased Anton Nielsen Vojens ApS from a previous shareholder of the Company, Borkwood Development LTD ("Borkwood"). At the time of the acquisition, even though Borkwood was not a shareholder, a director of Borkwood was an officer of Anton Nielsen Vojens ApS.

NOTE 5 - CLIENT ESCROW FUNDS:

The Company's subsidiary Anton Nielsen Vojens, ApS entered into an agreement to sub divide and sell a portion of its commercial property in Vojens, Denmark for kr 2,300,000. At June 30, 2006 all of the conditions of the sales agreement had not been met and the funds remained encumbered by a bank pursuant to the sales and escrow agreement. In the period ending June 30, 2007 all the terms and conditions of escrow were met and the encumbrance was lifted.

NOTE 6 - COMMITMENTS AND CONTINGENCIES:

Commitments:

The Company has issued a promissory note ("Note") for $650,000, payable to the Borkwood Development Ltd, a previous shareholder of the Company ("Seller"), payable and amortized monthly and carrying a interest at 5% per year. The Company has the right to prepay the note at any time with a notice of 14 days. To secure the payment of principal and interest the Sellers will receive a perfect lien and security interest in the Shares in the company ANV until the note with accrued interest is paid in full., and, 2) In the case that the Note has not been repaid within 12 months from the day of closing the Sellers have the right to convert the debt to common stock of Advanced Oxygen Technologies, Inc. in an amount of non diluted shares calculated on the conversion Date, equal to the lesser of : a) Six hundred and Fifty thousand (650,000) or the Purchase Price minus the principal payments made by the buyer, which ever is greater, divided by the previous ten day closing price of AOXY as quoted on the national exchange, or b) Fifteen million shares, which ever is lesser. The Note has been extended until July 1, 2008 and interest waived through the period ending June 30, 2007.

The Company's wholly owned subsidiary Anton Nielsen Vojens, ApS has a note payable with a bank. The original amount of the note was kr 750,000 Danish Krone (kr). The note is unsecured and uncollateralized, with a 7.00% interest rate and a 9 years left on the term. The balances on the note as of June 30, 2007 and June 30, 2006 were $104,489 and $102,303 respectively and the yearly payments are fixed at kr 75,000.

NOTE 7 - DUE TO AFFILIATE

Due to affiliate consisted of:

1) advances payable to Crossfields, Inc., a related party, which are not collateralized, non-interest bearing, and payable upon demand, however, the Company did not expect to make payment within one year. During the year ended June 30, 2007 and 2006 the Company borrowed $2,200 and $13,790, and had balances of $33,535 and $31,335 respectively , from affiliates and officers to meet expenses. The balances were not collateralized, were non-interest bearing and were payable on demand.

NOTE 8 - SUBSEQUENT EVENTS

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

NOTE 9 - INCOME TAXES

As of June 30, 2007, the Company had federal and state net operating loss carryforwards of approximately $12,400,000 of which approximately $1,600,000 may be utilized to offset future taxable income. Section 382 of the Internal Revenue Code imposes substantial restrictions on the utilization of net operating loss and tax credit carryforwards when a change in ownership occurs. No deferred tax debits have been recorded because it is considered unlikely that they will be realized. The loss carryforwards will expire during the fiscal years ended June 30 as follows:

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