Form 10QSB
period 2007-09-30
ADVANCED OXYGEN TECHNOLOGIES INC
filed 2007-11-13
CIK 352991

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of September 30, 2007, there were 46,973,585 issued shares and 45,853,585 outstanding shares of Advanced Oxygen Technologies, Inc. common stock, $.01 par value per share, outstanding.

Transitional Small Business Disclosure (Check one): Yes [ ]  No [X ]

ADVANCED OXYGEN TECHNOLOGIES, INC.

PART 1: FINANCIAL INFORMATION

   Item I: Consolidated Financial Statements for the three months ending September 30, 2007 (unaudited).

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS
	September 30, 2007	June 30, 2007
ASSETS	(unaudited)	(Audited)

CURRENT ASSETS
Cash	$ 197,376	$ 241,945
Accounts Receivable	5,310	5,310
Other Current Assets	55,194	55,194
	------------	------------
Total Current Assets	257,880	302,449

FIXED ASSETS
Land and buildings	650,000	650,000
	------------	------------
TOTAL ASSETS	$ 907,880	$ 952,449
	============	============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$ 50,994	$ 52,626
Accrued Expenses	1,858	1,858
Current Portion of Long Term Debt	3,570	3,570
Note Payable	451,054	507,673
Payroll and sales taxes payable	87,874	88,707
Prepaid Rental Revenues	39,296	31,174
	------------	------------
Total current liabilities	634,646	685,608

Long Term Debt, subsidiary	100,919	100,919
Due to affiliate	33,535	33,535
	------------	------------
Total Long Term Debt	134,454	134,454

Total Liabilities	769,100	820,062

STOCKHOLDERS' DEFICIENCY -
Convertible preferred stock, Series 2, par value $0.01; authorized 10,000,000 shares; issued and outstanding 5,000 shares liquidating preference $25,000	50	50
Convertible preferred stock, Series 3, par value $0.01; authorized and issued, 1,670,000 shares	16,700	16,700
Convertible preferred stock, Series 4; issued and outstanding,	-	-
Convertible preferred stock, Series 5; issued, 1 share	-	-
Common stock, par value $0.01; authorized, 90,000,000 shares; issued 46,973,585 shares	469,736	469,736
Additional paid-in capital	20,497,769	20,497,769
Accumulated deficit	(20,838,190)	(20,844,584)
Rounding	(1)	-
Less treasury stock, at cost
1,670,000 shares of convertible preferred stock, Series 3	(7,284)	(7,284)
1,120,000 shares of common stock	-	-

TOTAL SHAREHOLDERS EQUITY	138,780	132,387
		------------
TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	$ 907,880	$ 952,449
	============	============
See accompanying notes to financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC.
Consolidated Statement of Operations and Changes in Accumulated Deficit

	3 Month Period Ending September 30,
	(Unaudited)
	2007	2006
Revenues
Real Estate Rental Income, subsidiary	9,717	13,669
Total Revenues	9,717	13,669

Cost of Sales
Cost of Sales, subsidiary	-	9,432
	========	========
Gross Profit	9,717	4,237

Expenses
Accounting Expense	-	3,000
Interest Expense	1,944	1,848
General & Administrative	3,019	8,430
Total Expenses	4,963	13,278
	========	========
Income (loss) from Operations	4,754	(9,041)

Other Income (Expense)
Interest Income	1,640	3,049
Gain (loss) on Sale of Asset	-	373,984
Total Other Income (Expense)	1,640	-
	========	========
Net Income (Loss)	6,394	367,992

Accumulated Deficit
Beginning of Period	(20,844,584)	(21,224,262)
End of Period	(20,838,190)	(20,856,270)

Earnings per Share	0.000	0.008
See accompanying notes to financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

	3 Months ending	Year Ending
	September 30, 2007	June 30, 2007
	Unaudited	Audited
Common stock, par value $0.01, authorized, 90,000,000 shares;	-------------	-------------
issued, as follows:
Balance at beginning and end of period 46,973,585	$ 469,736	$ 469,736
	=============	=============
Additional paid in capital:
Balance at beginning and end of period	$ 20,497,769	$ 20,497,769
	=============	=============
Accumulated deficit:
Balance at beginning of period	$ (20,844,584)	$ (21,224,262)
Net income (loss) for the period	6,394	379,678
	-------------	-------------
Balance at end of period	$ (20,838,190)	$ (20,844,584)

Rounding:	(1)	-
	=============	=============
Other stockholders' deficiency accounts (no change during period)
Convertible preferred stock, net of treasury stock (see balance sheet )	$ 9,466	$ 9,466
	=============	=============
Stockholders' Equity (Deficiency) at end of period	$ 138,780	$ 132,387
	=============	=============
See accompanying notes to financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC.
Consolidated Statement of Cash Flow

	3 Month Period Ending September 30
	(unaudited)
	2007	2006
Cash flow from operating activities
Net Income (Loss)	6,394	367,992

Adjustments to reconcile net loss to cash provided by operations
Accounts Receivable & Value Added Tax Receivable	-	-
Accounts Payable and Accrued Expenses	(1,632)	4,360
Taxes Payable	(833)	-
Current Portion of Long Term Debt	(56,620)	-
Client Escrow Funds, ANV	-	(373,984)
Prepaid Rental Revenues, ANV	8,122	-
Total Adjustments	(50,963)	(369,624)

Net Cash provided (used) by operations	(44,569)	(1,632)

Cash Flows from financing activities:
Proceeds From:
Note Payable, Crossfield	-	-
Net Cash Flows used in Financing Activities:	-	-

Net Increase (decrease) in Cash	(44,569)	(1,632)

Cash Balance at beginning of Period	241,945	378,984
Cash Balance at End of Period	197,376	377,352

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

Purchase of Anton Nielsen Vojens ApS: On February 3, 2006 Advanced Oxygen Technologies, Inc. ("AOXY") purchased 100.00% of the stock of Anton Nielsen Vojens ApS ("ANV"), a Danish company from Borkwood Development Ltd. (a previous shareholder of AOXY) for Six Hundred and Fifty Thousand US Dollars. The transaction was financed as follows: 1) AOXY executed a promissory note ("Note") for $650,000, payable to the sellers of ANV ("Sellers") payable and amortized monthly and carrying a interest at 5% per year. AOXY has the right to prepay the note at any time with a notice of 14 days. To secure the payment of principal and interest the Sellers will receive a perfect lien and security interest in the Shares in the company ANV until the note with accrued interest is paid in full., and, 2) In the case that the Note has not been repaid within 12 months from the day of closing the Sellers have the right to convert the debt to common stock of Advanced Oxygen Technologies, Inc. in an amount of non diluted shares calculated on the conversion Date, equal to the lesser of : a) Six hundred and Fifty thousand (650,000) or the Purchase Price minus the principal payments made by the buyer, which ever is greater, divided by the previous ten day closing price of AOXY as quoted on the national exchange, or b) Fifteen million shares, which ever is lesser.

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

Concentrations of Credit Risk:

Financial instruments that potentially subject the Company to major credit risk consist principally of a single subsidiary of Anton Nielsen Vojens ApS and its customer concentration.

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

NOTE 3 - MAJOR CUSTOMER:

The Company's subsidiary, Anton Nielsen Vojens, ApS has sales to two major customers who were non related parts. For the period ending September 30, 2007, June 30, 2007 and June 30, 2006 the major customer concentrations were as follows:

	Percent of Sales for the Period ending
	September 30,	June 30,
Customer	2007	2007	2006
A	100%	65%	100%
B	0%	35%	0%

Total Sales from Major Customers	100%	100%	100%

NOTE 4 - RELATED PARTY TRANSACTIONS ANTON NIELSEN VOJENS, ApS

The Company purchased Anton Nielsen Vojens ApS from a previous shareholder of the Company, Borkwood Development LTD ("Borkwood"). At the time of the acquisition, even though Borkwood was not a shareholder, a director of Borkwood was an officer of Anton Nielsen Vojens ApS who has since terminated his association with the Company.

NOTE 5 - COMMITMENTS AND CONTINGENCIES:

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

The Company's wholly owned subsidiary Anton Nielsen Vojens, ApS has a note payable with a bank. The original amount of the note was kr 750,000 Danish Krone (kr). The note is unsecured and uncollateralized, with a 7.00% interest rate and a 9 years left on the term. The balances on the note as of September 30, 2007 and September 30, 2006 were $104,489 and $102,303 respectively and the yearly payments are fixed at kr 75,000.

NOTE 6 - DUE TO AFFILIATE

Due to affiliate consisted of:

1) Advances payable to Crossfields, Inc., a related party, which are not collateralized, non-interest bearing, and payable upon demand, however, the Company did not expect to make payment within one year. During the 3 month period ended September 30, 2007 and 2006 the Company had borrowed nothing for both periods and had balances of $33,535 and $31,335 respectively, from affiliates and officers to meet expenses. The balances were not collateralized, were non-interest bearing and were payable on demand.

NOTE 7 - INCOME TAXES

As of September 30, 2007, the Company had federal and state net operating loss carryforwards of approximately $12,400,000 of which approximately $1,600,000 may be utilized to offset future taxable income. Section 382 of the Internal Revenue Code imposes substantial restrictions on the utilization of net operating loss and tax credit carryforwards when a change in ownership occurs. No deferred tax debits have been recorded because it is considered unlikely that they will be realized. The loss carryforwards will expire during the fiscal years ended June 30 as follows:

Year	Amount
2012	$464,000
2018	236,000
2019	548,000
2020	351,000
2021	29,000
Total	$ 1,628,000

The overall effective tax rate differs from the federal statutory tax rate of 34% due to operating losses and other deferred assets not providing benefit for income tax purposes.

NOTE 8 - SHAREHOLDERS' EQUITY:

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following should be read in conjunction with our Consolidated Financial Statements and the notes thereto included in the Financial Statements."

FORWARD LOOKING STATEMENTS:

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

Recognition of rental income.

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

Concentrations of Credit Risk:

Financial instruments that potentially subject the Company to major credit risk consist principally of a single subsidiary of Anton Nielsen Vojens ApS and its customer concentration.

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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDING SEPTEMBER 30, 2007 COMPARED TO 2006

Revenues: Revenues from operations for the three month period ending September 30, 2007 and September 30, 2006 were $9,717 and $13,669 respectively . The decrease was attributable to the subdivision and sale of commercial real estate held by Anton Nielsen Vojens.

Selling, general and administrative expenses: SG&A expenses for the three month period ending September 30, 2007 and September 30, 2006 were $4,963 and $13,278 respectively. The expenses are attributable to ANV's operations and the high expenses in 2006 were attributable to the costs associated with the sale of an asset of ANV.

Interest expense: Interest expense for the three month period ending September 30, 2007 and September 30, 2006 was $1,944 and $1,844 respectively. Interest expenses for 2007 are higher due to ANV was owned by the Company for the entire fiscal year and the devaluation of the US Dollar.

Other income (expense), net: Other income (expense) net for the three month period ending September 30, 2007 and September 30, 2006 was $1,640 and $377,033 respectively. Other income, net for 2006 largely includes $373,984 of the gain on the sale of an asset associated with the subdivision and sale of commercial real estate owned by ANV.

Net income (loss) attributed to common stockholders: Net income for the three month period ending September 30, 2007 and September 30, 2006 attributed to common stockholders was $6,394 or $0.0000 per share and $367,992 , or $0.008 per share respectively.

Liquidity and capital resources: As of September 30, 2007 we had $197,376 of cash and cash equivalents and working capital of $138,780, compared to $377,352 in cash and cash equivalents and a working capital of $120,701 at September 30, 2006. The change in cash is primarily due to the payments made on the debt of the acquisition of ANV and normal operations. The increase in the working capital is primarily related to the sale of a portion of ANV real estate and the reduction of debt associated with the ANV acquisition

Net cash used in operating activities for three month period ending September 30, 2007 was $44,569, compared to net cash used by operating activities of $1,632 for the period ending September 30, 2006. The net cash used in operating activities during 2007 was primarily due to the $56,620 reduction in the debt associated with the acquisition of ANV.

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

The Company had a location in Santa Clarita, CA for operations. In 2000 the Company had abandoned this facility and equipment and maintained no staff other than the sole officer of the Company. Currently, the sole officer of the Company allows the Company to maintain its books, records and operations at its office.

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

The Company maintained a database ("Database") of business contacts that have participated in conference events. The Database was obtained through acquisition and the Company's activities of marketing events and producing CD-ROMS for clients. AOXY had a database management contract with Dun and Bradstreet, ("DB") and Walter Karl, Inc., a division of InfoUSA, Inc. ("WK") whereby, Walter Karl, Inc. will broker the Company's Database. Walter Karl's function was to market and rent the data contained in the Database. This was available in one of two formats: on a one time basis, or a 'database' basis whereby the customer will commit to a minimum number of contact names. The majority of the customers using the Database through WK were direct business to business marketers. WK received a fee for each sale. During the year ending June 30, 2002 Walter Karl was the Company s only source of revenue. During this period, Walter Karl was the Company s only customer. At the same time AOXY had an agreement with Dun and Bradstreet whereby DB would update, correct, append, and offer deletions to the Database. DB would evaluate the Database each time, and had the option to purchase contacts on a case by case as they saw fit, in which case AOXY would receive a fee. Correspondingly, should AOXY, rent, sell or otherwise profit from registered DB information, AOXY would pay a fee to DB.

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

Pursuant to a stock acquisition agreement, on February 3, 2006 Advanced Oxygen Technologies, Inc. ("AOXY") purchased 100.00% of the stock of Anton Nielsen Vojens ApS ("ANV"), a Danish company from Borkwood Development Ltd. (a previous shareholder of AOXY) for Six Hundred and Fifty Thousand US Dollars. ANV owns commercial real estate and produces rental income.

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

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded as of September 30, 2007 that our disclosure controls and procedures were effective at ensuring that the material information required to be disclosed in the Exchange Act reports is recorded, processed, summarized and reported as required in applicable SEC rules and forms.

During the quarter ended September 30, 2007, there were changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as described below:

Prior Material Weaknesses and Related Remediation Changes

• As of September 30, 2007 we maintain documentation evidencing quarterly or other discussions between the Board of Directors (currently acting as the Audit Committee), and financial managers of our wholly owned subsidiary. Such meetings include reviewing and approving quarterly and annual filings with the Securities and Exchange Commission and reviewing on-going activities to determine if there are any potential audit related issues which may warrant involvement and follow-up action by the Audit Committee. We believe that we have fully implemented processes to create or maintain appropriate documentation.

• As of September 30, 2007 we maintain documentation evidencing discussions comparing actual results to budgeted amounts between executive management and our Board of Directors. We believe that we have fully implemented processes to create or maintain appropriate documentation.

• As of September 30, 2007 we have a Codes of Ethics policy and obtained attestations by executive management regarding their compliance with the Codes of Ethics and attestations of employees as to their understanding of and compliance with company policies related to their employment. We believe that we have fully implemented processes to create and maintain the appropriate Codes of Ethics and documentation.

• As of September 30, 2007 we have a formal fraud assessment process. We have implemented a quarterly fraud assessment as part of our financial closing procedures and an annual fraud assessment as part of the business planning process carried out by our management. We assigned responsibility for performing the quarterly and annual fraud risk assessments to the CEO of the Company and the CEO of the subsidiary , with review and approval by our Board of Directors. We believe that we have fully implemented this assessment process.

• As of September 30, 2007 we have implemented the controls for a systematic backup and recovery of our financial material and related data. We have added support of our financially material systems and servers to an outsourcer who will perform qualified backup and recovery and provide appropriate attestation that the controls are effective. We believe that these controls are fully implemented .

• As of September 30, 2007 we have conducted annual performance review and evaluation of our management and staff employees. We performed reviews for the year ending June 30, 2007. We believe that the procedures for the reviews have been fully implemented.

• As of September 30, 2007 we have engaged an independent firm with experience in GAAP in an advisory capacity. We believe that we have a sufficient complement of personnel with appropriate training and experience in GAAP.

• As of September 30, 2007 we have adequate access, storage, and integrity controls over critical data used in connection with accounting and financial reporting. We have moved spreadsheets, data files and backup files that are used in our financial management and closing processes to a third party secured, shared server with access granted to a limited number of management-approved personnel. In addition to our financial files, we have begun to use passwords on all other files on those servers to further limit access to critical information. We continue to review and plan for formal processes to ensure qualified review and approval of financial calculations and modifications to those calculations. We believe that we have fully implemented the access, storage and integrity controls over critical date..

The above changes did not result in adjustments to our September 30, 2007 or June 30, 2007 consolidated financial statements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

There were no reports filed on Form 8-K during the 3 month period ending September 30, 2007.

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

Date: November 9, 2007

/s/ Robert E. Wolfe /s/
------------------------------------------
Robert E. Wolfe, Chairman of the Board and
Chief Executive Officer and Principal
Financial Officer