Form 10QSB
period 2007-12-31
ADVANCED OXYGEN TECHNOLOGIES INC
filed 2008-02-13
CIK 352991

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

As of December 31, 2007, there were 46,973,585 issued shares and 45,853,585 outstanding shares of Advanced Oxygen Technologies, Inc. common stock, $.01 par value per share, outstanding.

Transitional Small Business Disclosure (Check one): Yes [ ]  No [X ]

ADVANCED OXYGEN TECHNOLOGIES, INC.

PART 1: FINANCIAL INFORMATION

   Item I: Consolidated Financial Statements for the three months ending December 31, 2007 (unaudited).

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS
	December 31, 2007	June 30, 2007
ASSETS	(unaudited)	(Audited)

CURRENT ASSETS
Cash	$ 202,477	$ 241,945
Accounts Receivable	5,310	5,310
Other Current Assets	55,194	55,194
	------------	------------
Total Current Assets	262,981	302,449

FIXED ASSETS
Land and buildings	650,000	650,000
	------------	------------
TOTAL ASSETS	$ 912,981	$ 952,449
	============	============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$ 57,974	$ 52,626
Accrued Expenses	1,858	1,858
Current Portion of Long Term Debt	3,570	3,570
Note Payable	451,054	507,673
Payroll and sales taxes payable	88,543	88,707
Prepaid Rental Revenues	41,535	31,174
	------------	------------
Total current liabilities	644,534	685,608

Long Term Debt, subsidiary	100,461	100,919
Due to affiliate	33,535	33,535
	------------	------------
Total Long Term Debt	133,996	134,454

Total Liabilities	778,530	820,062

STOCKHOLDERS' DEFICIENCY -
Convertible preferred stock, Series 2, par value $0.01; authorized 10,000,000 shares; issued and outstanding 5,000 shares liquidating preference $25,000	50	50
Convertible preferred stock, Series 3, par value $0.01; authorized and issued, 1,670,000 shares	16,700	16,700
Convertible preferred stock, Series 4; issued and outstanding,	-	-
Convertible preferred stock, Series 5; issued, 1 share	-	-
Common stock, par value $0.01; authorized, 90,000,000 shares; issued 46,973,585 shares	469,736	469,736
Additional paid-in capital	20,497,769	20,497,769
Accumulated deficit	(20,842,520)	(20,844,584)
Rounding	-	-
Less treasury stock, at cost
1,670,000 shares of convertible preferred stock, Series 3	(7,284)	(7,284)
1,120,000 shares of common stock	-	-

TOTAL SHAREHOLDERS EQUITY	134,451	132,387
	------------	------------
TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	$ 912,981	$ 952,449
	============	============
See accompanying notes to financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC.
Consolidated Statement of Operations and Changes in Accumulated Deficit

	3 Month Period Ending December, 31		6 Month Period Ending December 31,
	(Unaudited)		(Unaudited)
	2007	2006	2007	2006
Revenues
Real Estate Rental Income, subsidiary	2,678	13,904	12,395	27,573
Total Revenues	2,678	13,904	12,395	27,573

Cost of Sales
Cost of Sales, subsidiary	-	-	-	9,432
	========	========	========	========
Gross Profit	2,678	13,904	12,395	18,141

Expenses
Accounting Expense	6,980	-	6,980	3,000
Interest Expense	528	1,880	2,472	679
General & Administrative	-	10,803	3,019	19,233
Transfer Agent Expense	-	30	-	30
Total Expenses	7,508	12,713	12,471	22,942
	========	========	========	========
Income (loss) from Operations	(4,830)	1,191	(76)	(4,801)

Other Income (Expense)
Interest Income	500	73	2,140	73
Gain (loss) on Sale of Asset	-	-	-	372,984
Total Other Income (Expense)	500	73	2,140	-
	========	========	========	========
Net Income (Loss)	(4,330)	1,264	2,064	369,256

Accumulated Deficit
Beginning of Period	(20,838,190)	(20,856,270)	(20,844,584)	(21,224,262)
End of Period	(20,842,520)	(20,855,006)	(20,842,520)	(20,855,006)

Earnings per Share	0.000	0.000	0.000	0.008
See accompanying notes to financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

	6 Months ending	Year Ending
	December 31, 2007	June 30, 2007
	Unaudited	Audited
Common stock, par value $0.01, authorized, 90,000,000 shares;	-------------	-------------
issued, as follows:
Balance at beginning and end of period 46,973,585	$ 469,736	$ 469,736
	=============	=============
Additional paid in capital:
Balance at beginning and end of period	$ 20,497,769	$ 20,497,769
	=============	=============
Accumulated deficit:
Balance at beginning of period	$ (20,844,584)	$ (21,224,262)
Net income (loss) for the period	2,064	379,678
	-------------	-------------
Balance at end of period	$ (20,842,520)	$ (20,844,584)

Rounding:	-	-
	=============	=============
Other stockholders' deficiency accounts (no change during period)
Convertible preferred stock, net of treasury stock (see balance sheet )	$ 9,466	$ 9,466
	=============	=============
Stockholders' Equity (Deficiency) at end of period	$ 134,451	$ 132,387
	=============	=============
See accompanying notes to financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC.
Consolidated Statement of Cash Flow

	3 Month Period Ending December 31,		6 Month Period Ending December 31,
	(unaudited)		(unaudited)
	2007	2006	2007	2006
Cash flow from operating activities
Net Income (Loss)	(4,330)	1,264	2,064	369,256

Adjustments to reconcile net loss to cash provided by operations
Accounts Receivable & Value Added Tax Receivable	-	(5,391)	-	(5,391)
Accounts Payable and Accrued Expenses	6,980	(2,170)	5,348	2,190
Taxes Payable	670	-	(163)	-
Current Portion of Long Term Debt	-	(159,482)	(56,620)	(159,482)
Client Escrow Funds, ANV	-	(373,984)	-	(373,984)
Prepaid Rental Revenues, ANV	2,239	-	10,361	-
Total Adjustments	9,889	(167,043)	(41,074)	(536,667)

Net Cash provided (used) by operations	5,559	(165,779)	(39,010)	(167,411)

Cash Flows from financing activities:
Proceeds From:
Note Payable Crossfield:	-	2,200	-	2,200
Used For:	-	-	-	-
Long Term Debt, Subsidiary	(458)		(458)	-
Net Cash Flows used in Financing Activities:	(458)	2,200	(458)	2,200

Net Increase (decrease) in Cash	5,101	(163,579)	(39,468)	(165,211)

Cash Balance at beginning of Period	197,376	377,352	241,945	378,984
Cash Balance at End of Period	202,477	213,773	202,477	213,773

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

NOTE 3 - MAJOR CUSTOMER:

The Company's subsidiary, Anton Nielsen Vojens, ApS has sales to two major customers who were non related parts. For the period ending December 31, 2007, June 30, 2007 and June 30, 2006 the major customer concentrations were as follows:

	Percent of Sales for the Period ending
	December 31,	June 30,
Customer	2007	2007	2006
A	100%	65%	100%
B	0%	35%	0%

Total Sales from Major Customers	100%	100%	100%

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

The Company's wholly owned subsidiary Anton Nielsen Vojens, ApS has a note payable with a bank. The original amount of the note was kr 750,000 Danish Krone (kr). The note is unsecured and uncollateralized, with a 7.00% interest rate and a 9 years left on the term. The balances on the note as of December 31, 2007 and December 31, 2006 were $104,489 and $102,303 respectively and the yearly payments are fixed at kr 75,000.

NOTE 6 - DUE TO AFFILIATE

Due to affiliate consisted of:

1) Advances payable to Crossfields, Inc., a related party, which are not collateralized, non-interest bearing, and payable upon demand, however, the Company did not expect to make payment within one year. During the 3 month period ended December 31, 2007 and 2006 the Company had borrowed nothing for both periods and had balances of $33,535, from affiliates and officers to meet expenses. The balances were not collateralized, were non-interest bearing and were payable on demand.

NOTE 7 - INCOME TAXES

As of December 31, 2007, the Company had federal and state net operating loss carryforwards of approximately $12,400,000 of which approximately $1,600,000 may be utilized to offset future taxable income. Section 382 of the Internal Revenue Code imposes substantial restrictions on the utilization of net operating loss and tax credit carryforwards when a change in ownership occurs. No deferred tax debits have been recorded because it is considered unlikely that they will be realized. The loss carryforwards will expire during the fiscal years ended June 30 as follows:

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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDING DECEMBER 31, 2007 COMPARED TO 2006

Revenues: Revenues from operations for the three month period ending December 31, 2007 and December 31, 2006 were $2,678 and $13,904 respectively . The decrease was attributable to the subdivision and sale of commercial real estate held by Anton Nielsen Vojens.

Selling, general and administrative expenses: SG&A expenses for the three month period ending December 31, 2007 and December 31, 2006 were $7,508 and $12,713 respectively. The expenses are attributable to ANV's operations and the high expenses in 2006 were attributable to the costs associated with the sale of an asset of ANV.

Interest expense: Interest expense for the three month period ending December 31, 2007 and December 31, 2006 was $528 and $1,880 respectively. Interest expenses for 2007 are higher due to ANV was owned by the Company for the entire fiscal year and the devaluation of the US Dollar.

Other income (expense), net: Other income (expense) net for the three month period ending December 31, 2007 and December 31, 2006 was $500 and $73 respectively. Other income is completely associated with interest income.

Net income (loss) attributed to common stockholders: Net loss and income for the three month period ending December 31, 2007 and December 31, 2006 attributed to common stockholders was $ (4,330) or $0.0000 per share and $1,264, or $0.000 per share respectively.

Liquidity and capital resources: As of December 31, 2007 the Company had $202,477 of cash and cash equivalents and working capital of $134,451, compared to $213,773 in cash and cash equivalents and a working capital of $121,965 at December 31, 2006. The change in cash is primarily due to the payments made on the debt of the acquisition of ANV and normal operations. The increase in the working capital is primarily related to the sale of a portion of ANV real estate and the reduction of debt associated with the ANV acquisition

Net cash from operating activities for three month period ending December 31, 2007 was $5,101, compared to net cash used by operating activities of $163,579 for the period ending December 31, 2006. The net cash used in operating activities during 2006 was primarily due to the reduction in the debt associated with the acquisition of ANV.

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

The Company entered into a two year employment agreement ("NAG Agreement" as contained in Exhibit I of the registrants SEC Form 10-K for the period ending June 30, 1998) with Nancy Gaylord on March 13, 1998. On September 18, 1998, Nancy Gaylord terminated her employment with the Company. The NAG Agreement had no provision for this termination. The Company entered into a lease agreement as contained in Exhibit I of the registrants SEC Form 10-QSB for the period ending December 31, 1998 with America-United Enterprises Inc. on October 01, 1998 and took possession of 4,700 sf. of premises on November 06,1998 in Santa Clarita for its CA location. Currently, this is the only California location of the Company.

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

On September 1, 2006 the Company sold its minority position of 20% of Mobile Group Inc. to KBA Holding ApS for one dollar.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded as of December 31, 2007 that our disclosure controls and procedures were effective at ensuring that the material information required to be disclosed in the Exchange Act reports is recorded, processed, summarized and reported as required in applicable SEC rules and forms.

During the quarter ended December 31, 2007, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II

ITEM 1: LEGAL PROCEEDINGS

There were no legal proceedings brought against the Company during this period.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

There were no reports filed on Form 8-K during the 3 month period ending December 31, 2007.

EXHIBIT 99.906CERT (A)
CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

EXHIBIT 99.906CERT (B)
CERTIFICATION OF TREASURER
PURSUANT TO18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
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

Date: February 11, 2008

/s/ Robert E. Wolfe /s/
------------------------------------------
Robert E. Wolfe, Chairman of the Board and
Chief Executive Officer and Principal
Financial Officer