Form 10QSB
period 2008-03-31
ADVANCED OXYGEN TECHNOLOGIES INC
filed 2008-05-12
CIK 352991

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

As of March 31, 2008, there were 46,973,585 issued shares and 45,853,585 outstanding shares of Advanced Oxygen Technologies, Inc. common stock, $.01 par value per share, outstanding.

Transitional Small Business Disclosure (Check one): Yes [ ]  No [X ]

ADVANCED OXYGEN TECHNOLOGIES, INC.

PART 1: FINANCIAL INFORMATION

   Item I: Consolidated Financial Statements for the three months ending March 31, 2008 (unaudited).

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS
	March 31, 2008	June 30, 2007
ASSETS	(unaudited)	(Audited)

CURRENT ASSETS
Cash	$ 183,553	$ 241,945
Accounts Receivable	5,310	5,310
Other Current Assets	55,194	55,194
	------------	------------
Total Current Assets	244,057	302,449

FIXED ASSETS
Land and buildings	650,000	650,000
	------------	------------
TOTAL ASSETS	$ 894,057	$ 952,449
	============	============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$ 47,196	$ 52,626
Accrued Expenses	1,858	1,858
Current Portion of Long Term Debt	3,570	3,570
Note Payable	451,054	507,673
Payroll and sales taxes payable	86,616	88,707
Prepaid Rental Revenues	30,806	31,174
	------------	------------
Total current liabilities	621,100	685,608

Long Term Debt, subsidiary	99,565	100,919
Due to affiliate	33,535	33,535
	------------	------------
Total Long Term Debt	132,100	134,454

Total Liabilities	753,200	820,062

STOCKHOLDERS' DEFICIENCY -
Convertible preferred stock, Series 2, par value $0.01; authorized 10,000,000 shares; issued and outstanding 5,000 shares liquidating preference $25,000	50	50
Convertible preferred stock, Series 3, par value $0.01; authorized and issued, 1,670,000 shares	16,700	16,700
Convertible preferred stock, Series 4; issued and outstanding,	-	-
Convertible preferred stock, Series 5; issued, 1 share	-	-
Common stock, par value $0.01; authorized, 90,000,000 shares; issued 46,973,585 shares	469,736	469,736
Additional paid-in capital	20,497,769	20,497,769
Accumulated deficit	(20,836,114)	(20,844,584)
Rounding	-	-
Less treasury stock, at cost
1,670,000 shares of convertible preferred stock, Series 3	(7,284)	(7,284)
1,120,000 shares of common stock	-	-

TOTAL SHAREHOLDERS EQUITY	140,856	132,387
	------------	------------
TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	$ 894,057	$ 952,449
	============	============
See accompanying notes to financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC.
Consolidated Statement of Operations and Changes in Accumulated Deficit

	3 Month Period Ending March, 31		9 Month Period Ending March 31,
	(Unaudited)		(Unaudited)
	2008	2007	2008	2007
Revenues
Real Estate Rental Income, subsidiary	10,729	14,817	23,124	42,390
Total Revenues	10,729	14,817	23,124	42,390

Cost of Sales
Cost of Sales, subsidiary	-	-	-	9,432
	========	========	========	========
Gross Profit	10,729	14,817	23,124	32,958

Expenses
Accounting Expense	-	-	6,980	3,000
Interest Expense	2,052	1,855	4,524	2,534
General & Administrative	2,150	3,103	5,169	22,336
Transfer Agent Expense	2,080	-	2,080	30
Total Expenses	6,282	4,958	18,753	27,900
	========	========	========	========
Income (loss) from Operations	4,445	1,191	4,371	5,058

Other Income (Expense)
Interest Income	1,959	848	4,099	921
Gain (loss) on Sale of Asset	-	-	-	373,984
Total Other Income (Expense)	1,959	848	4,099	-
	========	========	========	========
Net Income (Loss)	6,406	10,707	8,470	379,963

Accumulated Deficit
Beginning of Period	(20,842,520)	(20,855,006)	(20,844,584)	(21,224,262)
End of Period	(20,836,114)	(20,844,299)	(20,836,114)	(20,844,299)

Earnings per Share	0.000	0.000	0.000	0.008
See accompanying notes to financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

	9 Months ending	Year Ending
	March 31, 2008	June 30, 2007
	Unaudited	Audited
Common stock, par value $0.01, authorized, 90,000,000 shares;	-------------	-------------
issued, as follows:
Balance at beginning and end of period 46,973,585	$ 469,736	$ 469,736
	=============	=============
Additional paid in capital:
Balance at beginning and end of period	$ 20,497,769	$ 20,497,769
	=============	=============
Accumulated deficit:
Balance at beginning of period	$ (20,844,584)	$ (21,224,262)
Net income (loss) for the period	8,470	379,678
	-------------	-------------
Balance at end of period	$ (20,836,114)	$ (20,844,584)

Rounding:	-1	-
	=============	=============
Other stockholders' deficiency accounts (no change during period)
Convertible preferred stock, net of treasury stock (see balance sheet )	$ 9,466	$ 9,466
	=============	=============
Stockholders' Equity (Deficiency) at end of period	$ 140,856	$ 132,387
	=============	=============
See accompanying notes to financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC.
Consolidated Statement of Cash Flow

	3 Month Period Ending March 31,		9 Month Period Ending March 31,
	(unaudited)		(unaudited)
	2008	2007	2008	2007
Cash flow from operating activities
Net Income (Loss)	6,405	10,707	8,470	379,963

Adjustments to reconcile net loss to cash provided by operations
Note Receivable, Subsidiary	-	56,034	-	(5,391)
Accounts Payable and Accrued Expenses	(10,778)	(1,412)	(5,430)	778
Taxes Payable	(1,927)	-	(2,091)	-
Current Portion of Long Term Debt	(33,323)	(33,323)	(56,620)	(136,771)
Client Escrow Funds, ANV	-	-	-	(373,984)
Prepaid Rental Revenues, ANV	(10,729)	-	(368)	-
Total Adjustments	(23,434)	21,299	(64,509)	(515,368)

Net Cash provided (used) by operations	(17,029)	32,006	(56,039)	(135,405)

Cash Flows from financing activities:
Proceeds From:
Note Payable Crossfield:	-	-	-	2,200
Used For:	-	-	-	-
Long Term Debt, Subsidiary	(1,895)	-	(2,353)	-
Net Cash Flows used in Financing Activities:	(1,895)	-	(2,353)	2,200

Net Increase (decrease) in Cash	(18,924)	32,006	(58,392)	(133,205)

Cash Balance at beginning of Period	202,477	213,773	241,945	378,984
Cash Balance at End of Period	183,553	245,779	183,553	245,779

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

NOTE 3 - MAJOR CUSTOMER:

The Company's subsidiary, Anton Nielsen Vojens, ApS has sales to two major customers who were non related parts. For the period ending March 31, 2008, June 30, 2007 and June 30, 2006 the major customer concentrations were as follows:

	Percent of Sales for the Period ending
	March 31,	June 30,
Customer	2008	2007	2006
A	100%	65%	100%
B	0%	35%	0%

Total Sales from Major Customers	100%	100%	100%

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

The Company's wholly owned subsidiary Anton Nielsen Vojens, ApS has a note payable with a bank. The original amount of the note was kr 750,000 Danish Krone (kr). The note is unsecured and uncollateralized, with a 7.00% interest rate and a 9 years left on the term. The balances on the note as of March 31, 2008 and March 31, 2006 were $99,565 and $97,561 respectively and the yearly payments are fixed at kr 75,000.

NOTE 6 - DUE TO AFFILIATE

Due to affiliate consisted of:

1) Advances payable to Crossfields, Inc., a related party, which are not collateralized, non-interest bearing, and payable upon demand, however, the Company did not expect to make payment within one year. During the 3 month period ended March 31, 2008 and 2007 the Company had debt balances of $33,535 and $33,535 respectively from affiliates and officers to meet expenses. The balances were not collateralized, were non-interest bearing and were payable on demand.

NOTE 7 - INCOME TAXES

As of March 31, 2008, the Company had federal and state net operating loss carryforwards of approximately $12,400,000 of which approximately $1,600,000 may be utilized to offset future taxable income. Section 382 of the Internal Revenue Code imposes substantial restrictions on the utilization of net operating loss and tax credit carryforwards when a change in ownership occurs. No deferred tax debits have been recorded because it is considered unlikely that they will be realized. The loss carryforwards will expire during the fiscal years ended June 30 as follows:

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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDING MARCH 31, 2008 COMPARED TO 2007

Revenues: Revenues from operations for the three month period ending March 31, 2008 and March 31, 2007 were $10,729 and $23,124 respectively . The decrease was attributable to the subdivision and sale of commercial real estate held by Anton Nielsen Vojens.

Selling, general and administrative expenses: SG&A expense for the three month period ending March 31, 2008 and March 31, 2007 was $2,150 and $5,169 respectively. The expenses are attributable to ANV's operations and the high expenses in 2006 were attributable to the costs associated with the sale of an asset of ANV.

Interest expense: Interest expense for the three month period ending March 31, 2008 and March 31, 2007 was $2,052 and $4,524 respectively. Interest expenses for 2007 are higher due to ANV was owned by the Company for the entire fiscal year and the devaluation of the US Dollar.

Other income (expense), net: Other income (expense) net for the three month period ending March 31, 2008 and March 31, 2007 was $1,959 and $4,099 respectively. Other income is completely associated with interest income.

Net income (loss) attributed to common stockholders: Net income for the three month period ending March 31, 2008 and March 31, 2007 attributed to common stockholders was $ 6,406 or $0.0000 per share and $8,470, or $0.000 per share respectively.

Liquidity and capital resources: As of March 31, 2008 the Company had $83,553 of cash and cash equivalents and working capital of $140,856, compared to $245,779 in cash and cash equivalents and a working capital of $132,672 at March 31, 2007. The change in cash is primarily due to the payments made on the debt of the acquisition of ANV and normal operations. The increase in the working capital is primarily related to the sale of a portion of ANV real estate and the reduction of debt associated with the ANV acquisition

Net cash proviced by (used by) operating activities for three month period ending March 31, 2008 was $(17,029) and was $(56,039) for the period ending March 31, 2007. The net cash used in operating activities was primarily due to the reduction in the debt associated with the acquisition of ANV.

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

On September 1, 2006 the Company sold its minority position of 20% of Mobile Group Inc. to KBA Holding ApS for one dollar.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded as of March 31, 2008 that our disclosure controls and procedures were effective at ensuring that the material information required to be disclosed in the Exchange Act reports is recorded, processed, summarized and reported as required in applicable SEC rules and forms.

During the quarter ended March 31, 2008, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II

ITEM 1: LEGAL PROCEEDINGS

There were no legal proceedings brought against the Company during this period.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

There were no reports filed on Form 8-K during the 3 month period ending March 31, 2008.

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

Date: May 11, 2008

/s/ Robert E. Wolfe /s/
------------------------------------------
Robert E. Wolfe, Chairman of the Board and
Chief Executive Officer and Principal
Financial Officer