Form 10KSB
period 2008-06-30
ADVANCED OXYGEN TECHNOLOGIES INC
filed 2008-09-18
CIK 352991

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

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

For the year ended June 30, 2008, Issuer's revenues were $41,079

The aggregate market value of Common Stock at June 30, 2008 held by non-affiliates approximated $110,052 based upon the average bid and asked prices for a share of Common Stock on that date. For purposes of this calculation, persons owning 10% or more of the shares of Common Stock are assumed to be affiliates, although such persons are not necessarily affiliates for any other purpose. As of June 30, 2008, there were 46,973,585 issued shares and 45,853,585 outstanding shares of the registrant's Common Stock, $.01 par value.

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

· impairment of relationships with employees and customers as a result of any integration of new management personnel; and

· potential unknown liabilities associated with acquired businesses

WE ARE SUBJECT TO RISKS ASSOCIATED WITH OPERATIONS IN MULTIPLE COUNTRIES

ANV is a Danish company with operations only in Denmark. During the year ended June 30, 2008, foreign revenues accounted for approximately 100% of our total revenue. As a result, we are subject to risks associated with generating revenue in multiple countries, including:

· increased time, effort and attention of our management to manage our foreign operations;

· balance sheet flucuations.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on our internal controls over consolidated financial reporting in our annual reports on Form 10-KSB. In addition, the independent registered public accounting firm auditing our consolidated financial statements must attest to and report on management’s assessment of, and the effectiveness of our internal controls over financial reporting. This requirement is to first apply for management’s assessment in our annual report on Form 10-KSB for our fiscal year ending June 30, 2008, and for the independent registered public accounting firm’s assessment for fiscal year ended June 30, 2008. Depending on a number of variables and the significant resources required to comply, uncertainty exists regarding our ability to continue to comply with these rules.

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

EMPLOYEES:

As of June 30, 2008 the Company had a total of 2 employees.

ITEM 2. DESCRIPTION OF PROPERTY

The assets of the Company consist of its wholly owned subsidiary, Anton Nielsen Vojens, ApS whose sole asset is commercial real estate in Vojens, Denmark. The commercial real estate is leased to StatOil, AS until 2026. The property is a 750 square meter parcel currently used as a fuel station located at Ostergade 67, 6500 Vojens Denmark.

ITEM 3. LEGAL PROCEEDINGS

During the period ending June 30, 2008, there were no new issued, pending or threatened legal actions.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the period ending June 30, 2008, there were no matters submitted to security holders for a vote.

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

Fiscal Year Ended June 30, 2007	High	Low
First Quarter	0.017	0.009
Second Quarter	0.015	0.0071
Third Quarter	0.016	0.008
Fourth Quarter	0.012	0.008
Fiscal Year Ended June 30, 2008	High	Low
First Quarter	0.012	0.007
Second Quarter	0.011	0.006
Third Quarter	0.008	0.005
Fourth Quarter	0.005	0.004

HOLDERS

At June 30, 2008 the company had 1,563 shareholders of record. At September 24, 2008, the closing bid price of the Company's Common Stock as reported by the National Quotation Bureau, Inc., was $0.005

DIVIDENDS

We have not paid or declared any dividends on our common stock since our inception. Our Board of Directors does not expect to declare cash dividends on our common stock in the near future. We anticipate that we will retain our future earnings to finance the continuing development of our business.

RECENT SALES OF UNREGISTERED SECURITIES

During the year ended June 30, 2008, we had no issuances of unregistered securities.

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

The Company maintains its cash in bank deposit accounts which, at June 30, 2008 exceeded federally insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on such amounts.

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

RESULTS OF OPERATIONS 2008 COMPARED TO 2007

REVENUES. Revenues from operations were $41,079 for 2008 compared to $71,846 for 2007. The decrease was attributable to the Anton Nielsen Vojens sub division a sale of a parcel of commercial real estate and the related adjustment in rental revenues associated with that sale.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses were $5,199 for 2008 compared to $21,980 for 2007. The expenses are attributable to ANV's operations and decreased due to management and the sale stated above.

INTEREST EXPENSE. Interest expense was $7,967 for 2008 compared to $4,081 for 2007. Interest expense for 2008 are higher due to currency flucuations.

OTHER INCOME (EXPENSE), NET. Other income (expense), net was $85,559 for 2008 compared to $346,852 for 2007 . Other income, net for 2008 largely includes $47,818 of the Gain on the sale of an asset associated with the subdivision and sale of commercial real estate owned by ANV, flucuation in currency and other income of 26,651 primarily attributable to vendor writedowns from the 1990's. Other income, net for 2007 largely includes $344,576 of the Gain on the sale of an asset associated with the subdivision and sale of commercial real estate owned by ANV and other income of 2,275 primarily attributable to Interest Income.

NET INCOME (LOSS) ATTRIBUTED TO COMMON STOCKHOLDERS. Net income attributed to common stockholders was $91,722 or $0.002 per share, for 2008, as compared to $379,677 or $0.0081 per share, for 2007.

LIQUIDITY AND CAPITAL RESOURCES. As of June 30, 2008 we had $133,962 of cash and cash equivalents and working capital of $224,109, compared to June 30, 2007 were we had $241,945 of cash and cash equivalents and working capital of $132,387. The change in cash is primarily due to the payments made on the debt of the acquisition of ANV and normal operations. The increase in the working capital is primarily related to the sale of a portion of ANV real estate and the reduction of debt associated with the ANV acquisition

Net cash used in operating activities for 2008 was $107,983, compared to net cash used in operating activities for 2007 which was $137,039. The net cash used in operating activities during 2008 and 2007 was primarily and resepectively due to the $181,908 and $142,326 reduction in the debt associated with the acquisition of ANV

Net cash provided by financing activities for 2008 was $12,959, compared to the net cash provided by financing activities for 2007 which was $5,558. Net cash provided by financing activities for both periods is related to borrowings from officers and directors and changes in currency valuations.

OFF BALANCE SHEET ARRANGEMENTS

We do not currently have any off balance sheet arrangements.

ITEM 7. AUDITED FINANCIAL STATEMENTS

See the consolidated financial statements beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURE

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our CEO and our CFO have concluded that the design and operation of our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the last quater that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2008.

The effectiveness of our internal control over financial reporting as of June 30, 2008 has been audited by Revisorerne Strandvejen 58 V.m.b.a, an independent registered public accounting firm, as stated in their report which appears in Item 7 of this Annual Report on Form 10KSB.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Our disclosure controls and procedures and our internal controls over financial reporting have been designed to provide reasonable assurance of achieving their objectives. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

ITEM 8B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Set forth below is information regarding the Company's directors and executive officers, including information furnished by them as to their principal occupations for the last five years, other directorships held by them and their ages as of June 30, 2008. All directors are elected for one-year terms, which expire as of the date of the Company's annual meeting.

Name	Age	Position	Director Since:
Robert E. Wolfe	45	Chairman of the Board and CEO	1997
Lawrence Donofrio	57	Director	2003

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

Audit Committee Financial Expert

As of June 30, 2008, we do not have an audit committee financial expert, as that term is defined in Item 407(d)(5) of Regulation S-B, because at this time our current level of operations and the cost of retaining such a financial expert are prohibitive. The Board of Directors as a whole fulfilled the duties normally assigned to an audit committee.

Code of Ethics

As of June 30, 2008, we have adopted a code of ethics that applies to our Principal Executive Officer and Principal Financial and Accounting Officer and to all of our staff. While we are a small company we believe that our code of ethics direct the Company to practice its business ethical way.

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

ITEM 10. EXECUTIVE COMPENSATION

Robert Wolfe, Chairman and CEO has waived his $350,000 annual salary for the year ending June 30, 2008. No officer or director received any compensation from the Company during the last fiscal year. The Company paid no bonuses in the last three fiscal years ended June 30, 2008 to officers or other employees. Prior to the Stock Acquisition of December 12, 1997, the Company's Chief executive officer and Chairman of the Board was Harry Edelson. Mr. Edelson received no compensation during the fiscal year ending June 30, 2008.

The following table sets forth the total compensation paid or accrued to its Chief Executive Officer, Robert E. during the fiscal year ending June 30, 2006. There were no other corporate officers in any of the last three fiscal years.

EXECUTIVE COMPENSATION

Name	Yr.	Salary	Bonus	Other Compensation	Restricted Awards	LTIP Awards	Other
Robert E. Wolfe	2008	0	0	0	0	0	0

EMPLOYMENT AGREEMENTS

We do not currently have any oral or written employment contracts, severance or change-in-control agreements with any of our executive officers.

OPTION GRANTS DURING 1999; VALUE OF OPTIONS AT YEAR-END

The following tables set forth certain information covering the grant of options to the Company's Chief Executive Officer, Mr. Robert E. during the fiscal year ended June 30, 2008 and unexercised options held as of that date. Mr. Wolfe did not exercise any options during fiscal 2007.

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

Issuable Shares

As of September 20, 1995, approximately 374,000 shares of Common Stock had been issued upon the exercise of options granted under the Option Plans, no shares of Common Stock were subject to outstanding options under the Options Plans and 626,000 shares of Common Stock were available for issuance under future option grants. From July 1, 1991 to September 20, 1995, options were granted at exercise prices ranging from $1.22 to $8.15 per share. The exercise price of each option was equal to 85% of the closing bid price of Company's Common Stock as reported on the NASDAQ Over the Counter Bulletin Board Exchange. Due to employee terminations, all options became void in August 1995. As of September 30, 2001 1,000,000 shares of Common Stock were available for issuance under future option grants were still available at June 30, 2008.

Board of Directors Compensation

As of June 30, 2008 the directors did not receive any compensation for serving as members of the Board.

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

During the fiscal year ended June 30, 2008, no options were granted to non-employee Board members.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of June 30, 2008, by (i) all those known by the Company to be beneficial owners of more than 5% of its Common Stock; (ii) all directors; and (iii) all officers and directors of the Company as a group.

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

On February 3, 2006 the Company purchased 100.00% of the stock of Anton Nielsen Vojens ApS ("ANV"), a Danish company from Borkwood Development Ltd. , a prior shareholder of AOXY. At the time of the transaction, a director of Borkwood Development, Ltd., Aage Madsen was also a director of Anton Nielsen Vojens ApS. As of June 30, 2008, Mr. Madsen is not a director, owner, beneficiary or affiliate of the Company or its wholly owned subsidiary Anton Nielsen Vojens, ApS.

Director Independence

During the year ended June 30, 2008, Robert Wolfe and Lawrence Donofrio served as our directors and only Mr. Donofrio is an independent director as he has no ownership, employment, or business interaction with the Company. We are currently traded on the Over-the-Counter Bulletin Board or OTCBB. The OTCBB does not require that a majority of the Board be independent.

ITEM 13. EXHIBITS AND REPORTS ON FORMS 8K,

Reports filed on Form 8-K for the year ending June 30, 2008:

None.

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

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

We have paid or expect to pay the following fees to Revisorerne Strandvejen for work performed for the fiscal years ending June 30 2008 and 2007 or attributable to Revisorerne Strandvejen's audit of our June 30, 2008 and June 30, 2007 financial statements and Internal Control over Financial Reporting :

Audit Fees
year ending June 30,
	2008	2007
Audit-Related Fees	$6,980	$ 6,980
Tax and consulting Fees	$3,043	1,745
Other fees		-

The aggregate fees billed include amounts for an interim review of Form 10-QSB, review of SEC correspondence, the audit of the consolidated financial statements for 2008, and the Internal Control over Financial Reporting. Approximately 70% of the total hours spent on audit services for the Company for the year ended June 30, 2008, were spent by Revisorerne Strandvejen.

The aggregate fees billed include amounts for an interim review of Form 10-QSB, audit of Anton Nielsen Vojens, ApS, audit of Internal Control over Financial Reporting and the audit of the consolidated financial statements for 2008. Approximately 90% of the total hours spent on audit services for the Company for the year ended June 30, 2008, were spent by Revisorerne Strandvejen.

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

The board has reviewed the fees paid to Revisorerne Strandvejen and has considered whether the fees paid for non-audit services are compatible with maintaining Revisorerne Strandvejen's independence. The board has also adopted policies and procedures to approve audit and non-audit services provided in the fiscal year 2008 by Revisorerne Strandvejen in accordance with the Sarbanes-Oxley Act and rules of the SEC promulgated thereunder. These policies and procedures involve annual pre-approval by the board of the types of services to be provided by our independent auditor and fee limits for each type of service on both a per-engagement and aggregate level. The board may additionally ratify certain de minimis services provided by the independent auditor without prior board approval, as permitted by the Sarbanes-Oxley Act and rules of the SEC promulgated thereunder.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant): ADVANCED OXYGEN TECHNOLOGIES, INC.

Date: September 25, 2008

By (Signature and Title):

/s/ Robert E. Wolfe /s/

Robert E. Wolfe, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Date: September 25, 2008

By (Signature and title):

/s/Lawrence Donofrio /s/

Lawrence Donofrio, Director

EXHIBIT F

FINANCIAL STATEMENTS AND REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY June 30, 2008 and 2007
Table of Contents
Page

Report of Independent Registered Public Accounting Firm for periods ending June 30, 2008 and 2007	F-2

Financial Statement

Balance Sheets as of June 30, 2008 and 2007	F-3

Consolidated Statements of Operations for the periods ending June 30, 2008 and 2007	F-4

Consolidated Statements of Stockholders' Equity (Capital Deficiency) for the periods ending June 30, 2008 and 2007	F-5

Consolidated Statements of Cash Flows for the periods ending June 30, 2008 and 2007	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTRATED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Advanced Oxygen Technologies, Inc.

We have audited the accompanying balance sheets of Advanced Oxygen Technologies, Inc. and subsidiary (the “Company”) as of June 30, 2008 and June 30, 2007 and the related consolidated statements of operations, changes in shareholders' equity (capital deficiency) and comprehensive income, and cash flows for each of the three year period ended June 30, 2008. We also have audited the Company’s internal control over financial reporting as of June 30, 2008 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 8A. Our responsibility is to express an opinion on these financial statements and an opinion on the company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements appearing under Item 8(a) present fairly, in all material respects, the financial position of Advanced Oxygen Technologies, Inc and its subsidiary as of June 30, 2008 and June 30, 2007 and the results of its operations and its cash flows for each of the three years in the period ending June 30, 2008, in conformity with accounting principles generally accepted in United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 8A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.

Copenhagen, September 25, 2008

/s/ Revisorerne Strandvejen 58 V.m.b.a

Hellerup, Denmark

State Authorized Public Accountant

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY CONSOLATED BALANCE SHEETS
	As of June 30,
ASSETS	2008	2007

CURRENT ASSETS
Cash	$ 133,962	$ 241,945
Accounts Receivable	5,310	5,310
Other Current Assets	-	55,194
	------------	------------
Total Current Assets	139,272	302,449

FIXED ASSETS
Land and buildings	650,000	650,000
	------------	------------
TOTAL ASSETS	$ 789,272	$ 952,449
	============	============
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$ 21,764	$ 52,625
Accrued Expenses	-	1,858
Client Escrow Funds	-	-
Current Portion of Long Term Debt	3,858	3,570
Note Payable	325,765	507,673
Payroll and sales taxes payable	39,772	88,707
Prepaid Rental Revenues	26,592	31,174
	------------	------------
Total current liabilities	417,751	685,608

Long Term Debt, subsidiary	111,727	100,919
Due to affiliate	35,685	33,535
	------------	------------
Total Long Term Debt	147,412	134,454

Total Liabilities	565,163	820,062

STOCKHOLDERS' DEFICIENCY -
Convertible preferred stock, Series 2, par value $0.01; authorized 10,000,000 shares; issued and outstanding 5,000 shares liquidating preference $25,000	50	50

Convertible preferred stock, Series 3, par value $0.01; authorized and issued, 1,670,000 shares	16,700	16,700

Convertible preferred stock, Series 4; issued and outstanding,	-	-

Convertible preferred stock, Series 5; issued, 1 share	-	-

Common stock, par value $0.01; authorized, 90,000,000 shares; issued 46,973,585 shares	469,736	469,736

Additional paid-in capital	20,497,769	20,497,769

Accumulated deficit	(20,752,862)	(20,844,584)

Less treasury stock, at cost
1,670,000 shares of convertible preferred stock, Series 3	(7,284)	(7,284)
1,120,000 shares of common stock	-	-

TOTAL SHAREHOLDERS EQUITY	224,109	132,387
	------------	------------
TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	$ 789,272	$ 952,076
	============	============
See accompanying notes to financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENT OF OPERATIONS
	Years ended June 30,
	2008	2007
Revenues

Real Estate Rentals	$ 41,079	$ 71,846
	-------------	-------------
Total Revenues	$ 41,079	$ 71,846

Costs and Expenses
General & Administrative, ANV	5,199	21,980
Interest Expense, ANV	7,967	4,081
Professional expenses-corporate	6,980	3,103
Transfer Agent Expense	2,080	2,130
Foreign Exchange	12,494	7,725
Other Expenses	195
Total Costs and Expenses	34,915	39,019

	-------------	-------------
Income (loss) from operations before other income (expenses), and income tax expense	6,164	32,827

	-------------	-------------
Other income (expenses)
Net gain (loss) on Sale of Asset	47,818	344,576
Interest Income	6,594	2,275
Interest Income	31,147	-
	-------------	-------------
Total Other Income(expense)	85,559	346,851

Income tax expense	-	-
	-------------	-------------
NET INCOME (LOSS)	$ 91,722	$ 379,678

	=============	=============
Average number of shares outstanding	46,761,859	46,761,859

Net loss per share	$ 0.0020	$ 0.0081
	=============	=============
Diluted earnings (loss) have not been presented since the effect of the assumed conversion of the convertible preferred stock would have an anti-dilutive effect.
See accompanying notes to financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
Years ended June 30,

	2008	2007
Common stock, par value $0.01, authorized, 90,000,000 shares;
issued, as follows:
Balance at beginning and end of year 46,973,585	$ 469,736	$ 469,736
	=============	=============
Additional paid in capital:
Balance at beginning and end of year	$ 20,497,769	$ 20,497,769
	=============	=============
Accumulated deficit:
Balance at beginning of year	$ (20,844,584)	$ (21,224,262)
Net income (loss) for the year	91,722	379,678
	-------------	-------------
Balance at end of year	$ (20,752,862)	$ (20,844,584)
	=============	=============
Other stockholders' deficiency accounts (no change during year)
Convertible preferred stock, net of treasury stock(see balance sheet )	$ 9,466	$ 9,466
	=============	=============
Stockholders' Equity (Deficiency) at end of year	$ 224,109	$ 132,387
	=============	=============
See accompanying notes to financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years ended June 30,
	2008	2007
Cash flows from operating activities
Net income (loss)	$ 91,722	$ 379,678
Adjustments to reconcile net income to net cash

Changes in operating assets and liabilities
Accounts receivable	-	(5,310)
Other receivables and prepaid expenses	55,194	(55,194)
Accounts payable	(30,862)	(188)
Accrued Expenses	(1,858)	(28)
Payroll and sales taxes payable	(48,936)	24,755
Client Escrow Funds	-	(373,984)
Current Portion of long term debt	289	(1,173)
Note Payable	(181,908)	(142,326)
Prepaid Rental Revenues	(4,582)	31,174
	-------------	-------------
Net cash provided by (used in) operating activities	(212,663)	(142,597)
	-------------	-------------

Cash flow from financing activities:
Proceeds from:
Borrowing from officer-directors	2,150	2,200
Long term debt	16,326	3,358
Proceeds used for:
Long Term Debt, ANV	(5,518)	-
	-------------	-------------
Net cash provided by financing activities	12,959	5,558

NET (DECREASE) INCREASE IN CASH	(107,983)	(137,039)

Cash at beginning of year	241,945	378,984
		-------------
Cash at end of year	$ 133,962	$ 241,945
	=============	=============
Income taxes paid		-
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

NOTE 3 - MAJOR CUSTOMER:

The Company's subsidiary, Anton Nielsen Vojens, ApS has sales to two major customers who were non related parts. For the period ending June 30, 2008 and June 30, 2007 the major customer concentrations were as folows:

	Percent of Sales for the Period ending June 30,
Customer	2007	2007
A	100%	65%
B	-	35%

Total Sales from Major Customers	100%	100%

NOTE 4 - RELATED PARTY TRANSACTIONS ANTON NIELSEN VOJENS, ApS

The Company purchased Anton Nielsen Vojens ApS from a previous shareholder of the Company, Borkwood Development LTD ("Borkwood"). At the time of the acquisition, even though Borkwood was not a shareholder, a director of Borkwood was an officer of Anton Nielsen Vojens ApS. The Company had outstanding balances of long term debt to Borkwood Development LTD at June 30, 2008 and June 30, 2007 of $325,765 and $507,674 respectively.

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

NOTE 6 - COMMITMENTS AND CONTINGENCIES:

Commitments:

The Company has issued a promissory note ("Note") for $650,000, payable to the Borkwood Development Ltd, a previous shareholder of the Company ("Seller"), payable and amortized monthly and carrying a interest at 5% per year. The Company has the right to prepay the note at any time with a notice of 14 days. To secure the payment of principal and interest the Sellers will receive a perfect lien and security interest in the Shares in the company ANV until the note with accrued interest is paid in full., and, 2) In the case that the Note has not been repaid within 12 months from the day of closing the Sellers have the right to convert the debt to common stock of Advanced Oxygen Technologies, Inc. in an amount of non diluted shares calculated on the conversion Date, equal to the lesser of : a) Six hundred and Fifty thousand (650,000) or the Purchase Price minus the principal payments made by the buyer, which ever is greater, divided by the previous ten day closing price of AOXY as quoted on the national exchange, or b) Fifteen million shares, which ever is lesser. The Note has been extended until July 1, 2009 and interest waived through the period ending June 30, 2008.

The Company's wholly owned subsidiary Anton Nielsen Vojens, ApS has a note payable with a bank. The original amount of the note was kr 750,000 Danish Krone (kr). The note is unsecured and uncollateralized, with a 7.00% interest rate and 8 years left on the term. The balances on the note as of June 30, 2008 and June 30, 2007 were $115,586 and $104,489 respectively and the yearly payments are fixed at kr 75,000. The value of the note reflect the currency adjustments. The table below summarizes the companies commitments going forward.

Advanced Oxygen Technologies, Inc. Commitments and Contingencies for the year Ending June, 30
Year	Bank Note Amount in DKK	Bank Note Amount converted to $US Dollars at currency exchange rate at June 30, 2008	Borkwood Note Amount in $US Dollars	Total *
2009	DKK 75,000	$15,853	$325,765	$341,618
2010	DKK 75,000	$15,853		$15,853
2011	DKK 75,000	$15,853		$15,853
2012	DKK 75,000	$15,853		$15,853
2013	DKK 75,000	$15,853		$15,853
2014	DKK 75,000	$15,853		$15,853
2015	DKK 75,000	$15,853		$15,853
2016	DKK 75,000	$15,853		$15,853

The amounts stated in this table reflect the companies commitments in the currencies that those commitments were made and the total column is an estimate of what the US dollar amount would be if the currency rates did not change going forward.

NOTE 7 - DUE TO AFFILIATE

Due to affiliate consisted of:

1) advances payable to Crossfields, Inc., a related party, which are not collateralized, non-interest bearing, and payable upon demand, however, the Company did not expect to make payment within one year. During the year ended June 30, 2008 and 2007 the Company borrowed $2,150 and $2,200, and had balances of $35,785 and $33,535 respectively , from affiliates and officers to meet expenses. The balances were not collateralized, were non-interest bearing and were payable on demand.

NOTE 8 - INCOME TAXES

As of June 30, 2008, the Company had federal and state net operating loss carryforwards of approximately $12,400,000 of which approximately $1,600,000 may be utilized to offset future taxable income. Section 382 of the Internal Revenue Code imposes substantial restrictions on the utilization of net operating loss and tax credit carryforwards when a change in ownership occurs. No deferred tax debits have been recorded because it is considered unlikely that they will be realized. The loss carryforwards will expire during the fiscal years ended June 30 as follows:

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