Form 10QSB
period 2008-09-30
ADVANCED OXYGEN TECHNOLOGIES INC
filed 2008-10-30
CIK 352991

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of September 30, 2008, there were 46,973,585 issued shares and 45,853,585 outstanding shares of Advanced Oxygen Technologies, Inc. common stock, $.01 par value per share, outstanding.

Transitional Small Business Disclosure (Check one): Yes [ ]  No [X ]

ADVANCED OXYGEN TECHNOLOGIES, INC.

PART 1: FINANCIAL INFORMATION

   Item I: Consolidated Financial Statements for the three months ending September 30, 2007 (unaudited).

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY CONSOLATED BALANCE SHEETS
	September 30, 2008	June 30, 2008
ASSETS	Unaudited	Audited

CURRENT ASSETS
Cash	$ 163,758	$ 133,962
Accounts Receivable	5,310	5,310
Other Current Assets	-	-
	------------	------------
Total Current Assets	169,068	139,272

FIXED ASSETS
Land and buildings	650,000	650,000
	------------	------------
TOTAL ASSETS	$ 819,068	$ 789,272
	============	============
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$ 19,709	$ 21,764
Accrued Expenses	-	-
Client Escrow Funds	-	-
Current Portion of Long Term Debt	3,858	3,858
Note Payable	325,765	325,765
Payroll and sales taxes payable	44,830	39,772
Prepaid Rental Revenues	48,016	26,592
	------------	------------
Total current liabilities	442,178	417,751

Long Term Debt, subsidiary	109,935	111,727
Due to affiliate	37,765	35,685
	------------	------------
Total Long Term Debt	147,700	147,412

Total Liabilities	589,878	565,163

STOCKHOLDERS' DEFICIENCY -
Convertible preferred stock, Series 2, par value $0.01; authorized 10,000,000 shares; issued and outstanding 5,000 shares liquidating preference $25,000	50	50
Convertible preferred stock, Series 3, par value $0.01; authorized and issued, 1,670,000 shares	16,700	16,700
Convertible preferred stock, Series 4; issued and outstanding,	-	-
Convertible preferred stock, Series 5; issued, 1 share	-	-
Common stock, par value $0.01; authorized, 90,000,000 shares; issued 46,973,585 shares	469,736	469,736
Additional paid-in capital	20,497,769	20,497,769
Accumulated deficit	(20,747,781)	(20,752,862)
Less treasury stock, at cost
1,670,000 shares of convertible preferred stock, Series 3	(7,284)	(7,284)
1,120,000 shares of common stock	-	-

TOTAL SHAREHOLDERS EQUITY	229,190	224,109
	------------	------------
TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	$ 819,068	$ 789,272
	============	============
See accompanying notes to financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC.
Consolidated Statement of Operations and Changes in Accumulated Deficit

	3 Month Period Ending September 30,
	(Unaudited)
	2008	2007
Revenues	-
Real Estate Rental Income, subsidiary	9,904	9,717
Total Revenues	9,904	9,717

Cost of Sales
Cost of Sales, subsidiary	-	-
	========	========
Gross Profit	9,904	9,717

Expenses
Accounting Expense	-	-
Interest Expense	1,852	1,944
General & Administrative	4,047	3,019
Total Expenses	5,899	4,963
	========	========
Income (loss) from Operations	4,005	4,754

Other Income (Expense)
Interest Income	1,076	1,640
Gain (loss) on Sale of Asset	-	-
Total Other Income (Expense)	1,076	1,640
	========	========
Net Income (Loss)	5,081	6,394

Accumulated Deficit
Beginning of Period	(20,752,862)	(20,844,584)
End of Period	(20,747,781)	(20,838,190)

Earnings per Share	0.000	0.000
See accompanying notes to financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

	3 Months ending	Year Ending
	September 30, 2008	June 30, 2008
	Unaudited	Audited
Common stock, par value $0.01, authorized, 90,000,000 shares;	-------------	-------------
issued, as follows:
Balance at beginning and end of period 46,973,585	$ 469,736	$ 469,736
	=============	=============
Additional paid in capital:
Balance at beginning and end of period	$ 20,497,769	$ 20,497,769
	=============	=============
Accumulated deficit:
Balance at beginning of period	$ (20,752,862)	$ (20,844,584)
Net income (loss) for the period	5,081	91,722
	-------------	-------------
Balance at end of period	$ (20,747,781)	$ (20,752,862)

Rounding:	-	-
	=============	=============
Other stockholders' deficiency accounts (no change during period)
Convertible preferred stock, net of treasury stock (see balance sheet )	$ 9,466	$ 9,466
	=============	=============
Stockholders' Equity (Deficiency) at end of period	$ 229,190	$ 224,109
	=============	=============
See accompanying notes to financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC.
Consolidated Statement of Cash Flow

	3 Month Period Ending September 30
	(unaudited)
	2008	2007
Cash flow from operating activities
Net Income (Loss)	5,081	6,394

Adjustments to reconcile net loss to cash provided by operations
Accounts Receivable & Value Added Tax Receivable	-	-
Accounts Payable and Accrued Expenses	(2,055)	(1,632)
Taxes Payable	5,058	(833)
Current Portion of Long Term Debt	-	(56,620)
Client Escrow Funds, ANV	-	-
Prepaid Rental Revenues, ANV	21,424	8,122
Total Adjustments	24,427	(50,963)

Net Cash provided (used) by operations	29,508	(44,569)

Cash Flows from financing activities:
Proceeds From:
Note Payable, Crossfield	2,080	-
Proceeds Used For:
Long Term Debt	(1,792)
Net Cash Flows used in Financing Activities:	288	-

Net Increase (decrease) in Cash	29,796	(44,569)

Cash Balance at beginning of Period	133,962	241,945
Cash Balance at End of Period	163,758	197,376

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

On September 1, 2006 the Company sold its minority position of 20% of Mobile Group Inc. to KBA Holding ApS for one dollar.

On January 17 2007, the Company's location, and location of books and records has changed from Advanced Oxygen Technologies, Inc. C/O Crossfield Inc. 133 West 13th St. Suite #5 New York, NY 10011 ("Old Location") to Advanced Oxygen Technologies, Inc. c/o Crossfield, Inc. 100 Maiden Lane, Suite 2003, New York, NY 10038, Telephone (212)-727-7085, Fax (208)-439-5488. This location is co-located with a related business of the president, Robert E. Wolfe.

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

NOTE 3 - MAJOR CUSTOMER:

The Company's subsidiary, Anton Nielsen Vojens, ApS has sales to two major customers who were non related parts. For the period ending September 30, 2008, June 30, 2008 and June 30, 2007 the major customer concentrations were as follows:

	Percent of Sales for the Period ending
	September 30,	June 30,
Customer	2008	2008	2007
A	100%	100%	65%
B	0%	0%	35%

Total Sales from Major Customers	100%	100%	100%

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

The Company's wholly owned subsidiary Anton Nielsen Vojens, ApS has a note payable with a bank. The original amount of the note was kr 750,000 Danish Krone (kr). The note is unsecured and uncollateralized, with a 7.00% interest rate and a 9 years left on the term. The balances on the note as of September 30, 2008 and September 30, 2007 were $113,794 and $104,489 respectively and the yearly payments are fixed at kr 75,000.

NOTE 6 - DUE TO AFFILIATE

Due to affiliate consisted of:

1) Advances payable to Crossfields, Inc., a related party, which are not collateralized, non-interest bearing, and payable upon demand, however, the Company did not expect to make payment within one year. During the 3 month period ended September 30, 2008 and 2007 the Company had borrowed $2,080 and $0 respectively and had balances of $37,765 and $33,535 respectively, from affiliates and officers to meet expenses. The balances were not collateralized, were non-interest bearing and were payable on demand.

NOTE 7 - INCOME TAXES

As of September 30, 2008, the Company had federal and state net operating loss carryforwards of approximately $12,400,000 of which approximately $1,600,000 may be utilized to offset future taxable income. Section 382 of the Internal Revenue Code imposes substantial restrictions on the utilization of net operating loss and tax credit carryforwards when a change in ownership occurs. No deferred tax debits have been recorded because it is considered unlikely that they will be realized. The loss carryforwards will expire during the fiscal years ended June 30 as follows:

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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDING SEPTEMBER 30, 2008 COMPARED TO 2007

Revenues: Revenues from operations for the three month period ending September 30, 2007 and September 30, 2006 were $9,903 and $9,717 respectively . The revenues were attributable to the commercial real estate held by Anton Nielsen Vojens.

Selling, general and administrative expenses: SG&A expenses for the three month period ending September 30, 2008 and September 30, 2007 were $4,021 and $4,963 respectively. The expenses are attributable to ANV's operations and the expenses were comparable in each quarter.

Interest expense: Interest expense for the three month period ending September 30, 2008 and September 30, 2007 was $1,852 and $1,944 respectively. Interest expenses for 2007 are higher due to the devaluation of the US Dollar in that period.

Other income (expense), net: Other income (expense) net for the three month period ending September 30, 2008 and September 30, 2007 was $1,076 and $1,640 respectively. Other income, net for 2007 is attributed to interest income and is less in 2008 as the cash balances decreases due to repayment of debt.

Net income (loss) attributed to common stockholders: Net income for the three month period ending September 30, 2008 and September 30, 2007 attributed to common stockholders was $5,081 or $0.0000 per share and $6,394 or $0.000 per share respectively.

Liquidity and capital resources: As of September 30, 2008 we had $163,758 of cash and cash equivalents and working capital of $229,190, compared to $197,376 in cash and cash equivalents and a working capital of $138,780 at September 30, 2007. The change in cash is primarily due to the payments made on the debt of the acquisition of ANV and normal operations. The increase in the working capital is primarily related to the sale of a portion of ANV real estate and the reduction of debt associated with the ANV acquisition

Net cash provided by operating activities for three month period ending September 30, 2007 was $29,508, compared to net cash used by operating activities of $44,569 for the period ending September 30, 2007. The net cash used in operating activities during 2007 was primarily due to the $56,620 reduction in the debt associated with the acquisition of ANV.

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

On September 1, 2006 the Company sold its minority position of 20% of Mobile Group Inc. to KBA Holding ApS for one dollar.

On January 17 2007, the Company's location, and location of books and records has changed from Advanced Oxygen Technologies, Inc. C/O Crossfield Inc. 133 West 13th St. Suite #5 New York, NY 10011 ("Old Location") to Advanced Oxygen Technologies, Inc. c/o Crossfield, Inc. 100 Maiden Lane, Suite 2003, New York, NY 10038, Telephone (212)-727-7085, Fax (208)-439-5488. This location is co-located with a related business of the president, Robert E. Wolfe.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of September 30, 2008.

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

There were no reports filed on Form 8-K during the 3 month period ending September 30, 2008.

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

Date: October 30, 2008

/s/ Robert E. Wolfe /s/
------------------------------------------
Robert E. Wolfe, Chairman of the Board and
Chief Executive Officer and Principal
Financial Officer