Form 10-Q
period 2008-12-31
ADVANCED OXYGEN TECHNOLOGIES INC
filed 2009-02-09
CIK 352991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: December 31, 2008
Or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

ADVANCED OXYGEN TECHNOLOGIES, INC.

 (Exact name of registrant as specified in its charter)

———————

Delaware	0-9951	91-1143622
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

C/O Crossfield, Inc., 100 Maiden Lane, Suite 2003, New York, NY 10038

 (Address of Principal Executive Offices) (Zip Code)

(212) 727-7085

 (Registrant’s telephone number, including area code)

C/O Crossfield, Inc., 133 W 13th St., Suite 5, New York, NY 10011

(Former name, former address and former fiscal year, if changed since last report)

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	X	Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company		X
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		Yes	X	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
As of February 5, 2009, there were 46,973,585 issued shares and 45,853,585 outstanding shares of Advanced Oxygen Technologies, Inc. common stock, $0.01 par value.

ADVANCED OXYGEN TECHNOLOGIES, INC.

 Table of Contents

INDEX
PART I
Item I: Financial Statements (unaudited)	Page
Unaudited consolidated Balance Sheet as of December 31, 2008 and June 30, 2008	1
Unaudited Consolidated Statement of Operations and Changes in Accumulated Deficit for the three months and Six months ended December 31, 2008 and December 31, 2007	3
Unaudited Consolidated Statement of Changes in Stockholders’ Equity and (Capital Deficiency) for the three months ended December 31, 2008 and December 31, 2007	4
Unaudited Consolidated Statement of Cash Flow for the three months ended December 31, 2008 and December 31, 2007	5
Notes to the Consolidated Financial Statements	6
Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3: Quantitative and Qualitative Disclosures about Market Risk	16
Item 4T: Controls and Procedures	16
PART II
Item 1: Legal Proceedings	18
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3: Defaults Upon Senior Securities	18
Item 4: Submission of Matters To a Vote of Security Holders	18
Item 5: Other Information	18
Item 6. Exhibits and Reports on Form 8-K	18
Signature	19
EXHIBIT 99.1 (A), 99.1(B) Certifications of Officers	EX 31
EXHIBIT 99.1 (C), 99.1(D) Certifications of Officers	EX 32

PART 1: FINANCIAL INFORMATION

   Item I: Consolidated Financial Statements for the three months ending December 31, 2008 (unaudited).

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY CONSOLATED BALANCE SHEETS
	December 31, 2008	June 30, 2008
ASSETS	Unaudited	Audited

CURRENT ASSETS
Cash	$ 169,502	$ 133,962
Accounts Receivable	5,310	5,310
Other Current Assets	-	-
	------------	------------
Total Current Assets	174,812	139,272

FIXED ASSETS
Land and buildings	650,000	650,000
		------------
TOTAL ASSETS	$ 824,812	$ 789,272
	============	============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable	$ 19,709	$ 21,764
Accrued Expenses	-	-
Client Escrow Funds	-	-
Current Portion of Long Term Debt	3,858	3,858
Note Payable	325,765	325,765
Payroll and sales taxes payable	40,887	39,772
Prepaid Rental Revenues	52,467	26,592
	------------	------------
Total current liabilities	442,686	417,751

Long Term Debt, subsidiary	108,241	111,727
Due to affiliate	37,765	35,685
	------------	------------
Total Long Term Debt	146,006	147,412

Total Liabilities	588,692	565,163

STOCKHOLDERS' DEFICIENCY -
Convertible preferred stock, Series 2, par value $0.01; authorized 10,000,000 shares; issued and outstanding 5,000 shares liquidating preference $25,000	50	50

Convertible preferred stock, Series 3, par value $0.01; authorized and issued, 1,670,000 shares	16,700	16,700

Convertible preferred stock, Series 4; issued and outstanding,	-	-

Convertible preferred stock, Series 5; issued, 1 share	-	-

Common stock, par value $0.01; authorized, 90,000,000 shares; issued 46,973,585 shares	469,736	469,736

Additional paid-in capital	20,497,769	20,497,769

Accumulated deficit	(20,740,851)	(20,752,862)

Less treasury stock, at cost
1,670,000 shares of convertible preferred stock, Series 3	(7,284)	(7,284)
1,120,000 shares of common stock	-	-

TOTAL SHAREHOLDERS EQUITY	236,120	224,109
	------------	------------
TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	$ 824,812	$ 789,272
		============
See accompanying notes to financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC.
Consolidated Statement of Operations and Changes in Accumulated Deficit

	3 Month Period Ending December, 31		6 Month Period Ending December 31,
	(Unaudited)		(Unaudited)
	2008	2007	2008	2007
Revenues
Real Estate Rental Income, subsidiary	9,375	2,678	19,278	12,395
Total Revenues	9,375	2,678	19,278	12,395

Cost of Sales
Cost of Sales, subsidiary	-	-	-	-
	========	========	========	========
Gross Profit	9,375	2,678	19,278	12,395

Expenses
Accounting Expense	-	6,980	-	6,980
Interest Expense	1,692	528	3,544	2,472
General & Administrative	753	-	4,774	3,019
Transfer Agent Expense	-	-	25	-
Total Expenses	2,445	7,508	8,343	12,471
	========	========	========	========
Income (loss) from Operations	6,930	(4,830)	10,935	(76)

Other Income (Expense)
Interest Income	-	500	1,076	2,140
Gain (loss) on Sale of Asset	-	-	-	-
Total Other Income (Expense)	-	500	1,076	2,140
	========	========	========	========
Net Income (Loss)	6,930	(4,330)	12,011	2,064

Accumulated Deficit
Beginning of Period	(20,747,781)	(20,838,190)	(20,752,862)	(20,844,584)
End of Period	(20,740,851)	(20,842,520)	(20,740,851)	(20,842,520)

Earnings per Share	0.000	0.000	0.000	0.000
See accompanying notes to financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

	6 Months ending	Year Ending
	December 31, 2008	June 30, 2008
	Unaudited	Audited
Common stock, par value $0.01, authorized, 90,000,000 shares;	-------------	-------------
issued, as follows:
Balance at beginning and end of period 46,973,585	$ 469,736	$ 469,736
	=============	=============
Additional paid in capital:
Balance at beginning and end of period	$ 20,497,769	$ 20,497,769
	=============	=============
Accumulated deficit:
Balance at beginning of period	$ (20,752,862)	$ (20,844,584)
Net income (loss) for the period	12,011	91,722
	-------------	-------------
Balance at end of period	$ (20,740,851)	$ (20,752,862)

Rounding:	-	-
	=============	=============
Other stockholders' deficiency accounts (no change during period)
Convertible preferred stock, net of treasury stock (see balance sheet )	$ 9,466	$ 9,466
	=============	=============
Stockholders' Equity (Deficiency) at end of period	$ 236,120	$ 224,109
	=============	=============
See accompanying notes to financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC.
Consolidated Statement of Cash Flow

	3 Month Period Ending December 31,		6 Month Period Ending December 31,
	(unaudited)		(unaudited)
	2008	2007	2008	2007
Cash flow from operating activities
Net Income (Loss)	6,930	(4,330)	12,011	2,064

Adjustments to reconcile net loss to cash provided by operations
Accounts Receivable & Value Added Tax Receivable	-	-	-	-
Accounts Payable and Accrued Expenses	-	6,980	(5,998)	5,348
Taxes Payable	(3,943)	670	5,058	(163)
Current Portion of Long Term Debt	-	-	-	(56,620)
Client Escrow Funds, ANV	-	-	-	-
Prepaid Rental Revenues, ANV	4,451	2,239	25,875	10,361
Total Adjustments	508	9,889	24,935	(41,074)

Net Cash provided (used) by operations	7,438	5,559	36,946	(39,010)

Cash Flows from financing activities:
Proceeds From:
Note Payable Crossfield:	-	-	2,080	-
Used For:		-		-
Long Term Debt, Subsidiary	(1,694)	(458)	(3,486)	(458)
Net Cash Flows used in Financing Activities:	(1,694)	(458)	(1,406)	(458)

Net Increase (decrease) in Cash	5,744	5,101	35,540	(39,468)

Cash Balance at beginning of Period	163,758	197,376	133,962	241,945
Cash Balance at End of Period	169,502	202,477	169,502	202,477

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

NOTE 3 - MAJOR CUSTOMER:

The Company's subsidiary, Anton Nielsen Vojens, ApS has sales to two major customers who were non related parts. For the period ending December 31, 2008, June 30, 2008, and June 30, 2007 the major customer concentrations were as follows:

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

The Company's wholly owned subsidiary Anton Nielsen Vojens, ApS has a note payable with a bank. The original amount of the note was kr 750,000 Danish Krone (kr). The note is unsecured and uncollateralized, with a 7.00% interest rate and a 9 years left on the term. The balances on the note as of December 31, 2008 and December 31, 2007 were $108,241 and $104,489 respectively and the yearly payments are fixed at kr 75,000.

NOTE 6 - DUE TO AFFILIATE

Due to affiliate consisted of:

1) Advances payable to Crossfields, Inc., a related party, which are not collateralized, non-interest bearing, and payable upon demand, however, the Company did not expect to make payment within one year. During the 3 month period ended December 31, 2008 and 2007 the Company had borrowed nothing for both periods and had balances of $37,765 and $33,535 respectively, from affiliates and officers to meet expenses. The balances were not collateralized, were non-interest bearing and were payable on demand.

NOTE 7 - INCOME TAXES

As of December 31, 2008, the Company had federal and state net operating loss carryforwards of approximately $12,400,000 of which approximately $1,600,000 may be utilized to offset future taxable income. Section 382 of the Internal Revenue Code imposes substantial restrictions on the utilization of net operating loss and tax credit carryforwards when a change in ownership occurs. No deferred tax debits have been recorded because it is considered unlikely that they will be realized. The loss carryforwards will expire during the fiscal years ended June 30 as follows:

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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDING DECEMBER 31, 2007 COMPARED TO 2006

Revenues: Revenues from operations for the three month period ending December 31, 2008 and December 31, 20076 were $9,375 and $2,678 respectively . The increase was attributable to the commercial real estate held by Anton Nielsen Vojens.

Selling, general and administrative expenses: SG&A expenses for the three month period ending December 31, 2008 and December 31, 2007 were $753 and $7,508 respectively. The expenses are attributable to ANV's operations and the high expenses in 2007 were attributable to the costs associated with the sale of an asset of ANV and renegotiation of its lease.

Interest expense: Interest expense for the three month period ending December 31, 2008 and December 31, 2007 was $1,692 and $528 respectively. Interest expenses for 2008 are higher due to the devaluation of the US Dollar.

Other income (expense), net: Other income (expense) net for the three month period ending December 31, 2008 and December 31, 2007 was $0 and $500 respectively. Other income is completely associated with interest income.

Net income (loss) attributed to common stockholders: Net loss and income for the three month period ending December 31, 2008 and December 31, 2007 attributed to common stockholders was $6,930, or $0.000 per share and $ (4,330) or $0.0000 per share respectively.

Liquidity and capital resources: As of December 31, 2008 the Company had $174,812 in cash and cash equivalents and a working capital of $236,120 as compared to December 31, 2007 the Company had $202,477 of cash and cash equivalents and working capital of $134,451. The change in cash is primarily due to the payments made on the debt of the acquisition of ANV and normal operations. The increase in the working capital is primarily related operations of ANV real estate and the reduction of debt associated with the ANV acquisition

Net cash from operating activities for three month period ending December 31, 2008 was $7,438, compared to net cash from operating activities as of December 31, 2007 was $5,101. The net cash provided by operating activities was primarily due to the operations of ANV.

OFF BALANCE SHEET ARRANGEMENTS

We do not currently have any off balance sheet arrangements.

ACQUISITION EFFORTS:

The Company continues its efforts to raise capital to support operations and growth, and is actively searching acquisition or merger with another company that would complement AOXY or increase its earnings potential. During this period, the Company has been in discussion with Companies looking to be acquired. AOXY has not negotiated any terms nor proposed any acquisitions of any of these companies that have been accepted. In addition, the Company is in discussion with potential lending institutions to assist in financing any proposed acquisition. The Company expects difficulty in financing the growth of the increased business or acquisition and has been concentrating on raising capital and/or obtaining a line of credit.

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

On September 1, 2006 the Company sold its minority position of 20% of Mobile Group Inc. to KBA Holding ApS for one dollar.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk:

Smaller reporting companies are not required to provide the information required by this Item.

ITEM 4T. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded as of December 31, 2008 that our disclosure controls and procedures were effective at ensuring that the material information required to be disclosed in the Exchange Act reports is recorded, processed, summarized and reported as required in applicable SEC rules and forms.

During the quarter ended December 31, 2008, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II

ITEM 1: LEGAL PROCEEDINGS

There were no legal proceedings brought against the Company during this period.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

There were no reports filed on Form 8-K during the 3 month period ending December 31, 2008.

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

Date: February 5, 2009

/s/ Robert E. Wolfe /s/
------------------------------------------
Robert E. Wolfe, Chairman of the Board and
Chief Executive Officer and Principal
Financial Officer