Form 10-Q
period 2009-03-31
ADVANCED OXYGEN TECHNOLOGIES INC
filed 2009-05-11
CIK 352991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009
Or

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

C/O Crossfield, Inc., 653 VT Route 12A, PO Box 189, Randolph, VT 05060

 (Address of Principal Executive Offices) (Zip Code)

(212) 727-7085

 (Registrant’s telephone number, including area code)

C/O Crossfield, Inc., 100 Maiden Lane, Suite 2003, New York, NY 10038

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
As of May 5, 2009, there were 46,973,585 issued shares and 45,853,585 outstanding shares of Advanced Oxygen Technologies, Inc. common stock, $0.01 par value.

ADVANCED OXYGEN TECHNOLOGIES, INC.

 Table of Contents

INDEX
PART I
Item I: Financial Statements (unaudited)	Page
Unaudited consolidated Balance Sheet as of March 31, 2009 and June 30, 2008	1
Unaudited Consolidated Statement of Operations and Changes in Accumulated Deficit for the three months and Six months ended March 31, 2009 and March 31, 2008	3
Unaudited Consolidated Statement of Changes in Stockholders’ Equity and (Capital Deficiency) for the three months ended March 31, 2009 and March 31, 2008	4
Unaudited Consolidated Statement of Cash Flow for the three months ended March 31, 2009 and March 31, 2008	5
Notes to the Consolidated Financial Statements	6
Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3: Quantitative and Qualitative Disclosures about Market Risk	16
Item 4T: Controls and Procedures	16
PART II
Item 1: Legal Proceedings	18
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3: Defaults Upon Senior Securities	18
Item 4: Submission of Matters To a Vote of Security Holders	18
Item 5: Other Information	18
Item 6. Exhibits and Reports on Form 8-K	18
Signature	19
EXHIBIT 99.1 (A), 99.1(B) Certifications of Officers	EX 31
EXHIBIT 99.1 (C), 99.1(D) Certifications of Officers	EX 32

PART 1: FINANCIAL INFORMATION

   Item I: Consolidated Financial Statements for the three months ending December 31, 2008 (unaudited).

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY CONSOLATED BALANCE SHEETS
	March 31, 2009	June 30, 2008
ASSETS	Unaudited	Audited

CURRENT ASSETS
Cash	$ 24,779	$ 133,962
Accounts Receivable	5,310	5,310
Other Current Assets	-	-
	------------	------------
Total Current Assets	30,089	139,272

FIXED ASSETS
Land and buildings	650,000	650,000
	------------	------------
TOTAL ASSETS	$ 680,089	$ 789,272
	============	============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable	$ 21,809	$ 21,764
Accrued Expenses	-	-
Client Escrow Funds	-	-
Current Portion of Long Term Debt	3,858	3,858
Note Payable	177,000	325,765
Payroll and sales taxes payable	42,687	39,772
Prepaid Rental Revenues	32,824	26,592
	------------	------------
Total current liabilities	278,178	417,751

Long Term Debt, subsidiary	106,485	111,727
Due to affiliate	37,765	35,685
	------------	------------
Total Long Term Debt	144,250	147,412

Total Liabilities	422,428	565,163

STOCKHOLDERS' DEFICIENCY -
Convertible preferred stock, Series 2, par value $0.01; authorized 10,000,000 shares; issued and outstanding 5,000 shares liquidating preference $25,000	50	50

Convertible preferred stock, Series 3, par value $0.01; authorized and issued, 1,670,000 shares	16,700	16,700

Convertible preferred stock, Series 4; issued and outstanding,	-	-

Convertible preferred stock, Series 5; issued, 1 share	-	-

Common stock, par value $0.01; authorized, 90,000,000 shares; issued 46,973,585 shares	469,736	469,736

Additional paid-in capital	20,497,769	20,497,769

Accumulated deficit	(20,719,310)	(20,752,862)

Less treasury stock, at cost
1,670,000 shares of convertible preferred stock, Series 3	(7,284)	(7,284)
1,120,000 shares of common stock	-	-

TOTAL SHAREHOLDERS EQUITY	257,661	224,109
	------------	------------
TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	$ 680,089	$ 789,272
	============	============
See accompanying notes to financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC.
Consolidated Statement of Operations and Changes in Accumulated Deficit

	3 Month Period Ending March, 31		9 Month Period Ending March 31,
	(Unaudited)		(Unaudited)
	2009	2008	2009	2008
Revenues
Real Estate Rental Income, subsidiary	26,924	10,729	46,203	30,350
Total Revenues	26,924	10,729	46,203	30,350

Cost of Sales
Cost of Sales, subsidiary	-	-	-	-
	========	========	========	========
Gross Profit	26,924	10,729	46,203	30,350

Expenses
Accounting Expense	-	-	-	6,980
Interest Expense	1,497	2,053	5,042	5,949
General & Administrative	1,786	1,489	6,560	4,508
Transfer Agent Expense	2,100	2,080	2,125	2,080
Total Expenses	5,383	5,621	13,727	19,426
	========	========	========	========
Income (loss) from Operations	21,541	5,108	32,476	10,923

Other Income (Expense)
Interest Income	-	1,959	1,076	5,450
Gain (loss) on Sale of Asset	-	-	-	-
Total Other Income (Expense)	-	1,959	1,076	5,450
	========	========	========	========
Net Income (Loss)	21,541	7,067	33,552	16,283

Accumulated Deficit
Beginning of Period	(20,740,851)	(20,835,368)	(20,752,862)	(20,844,584)
End of Period	(20,719,310)	(20,828,301)	(20,719,310)	(20,828,301)

Earnings per Share	0.000	0.000	0.000	0.000
See accompanying notes to financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

	9 Months ending	Year Ending
	March 31, 2008	June 30, 2008
	Unaudited	Audited
Common stock, par value $0.01, authorized, 90,000,000 shares;	-------------	-------------
issued, as follows:
Balance at beginning and end of period 46,973,585	$ 469,736	$ 469,736
	=============	=============
Additional paid in capital:
Balance at beginning and end of period	$ 20,497,769	$ 20,497,769
	=============	=============
Accumulated deficit:
Balance at beginning of period	$ (20,740,851)	$ (20,844,584)
Net income (loss) for the period	21,541	91,722
	-------------	-------------
Balance at end of period	$ (20,719,310)	$ (20,752,862)

Rounding:	-	-
	=============	=============
Other stockholders' deficiency accounts (no change during period)
Convertible preferred stock, net of treasury stock (see balance sheet )	$ 9,466	$ 9,466
	=============	=============
Stockholders' Equity (Deficiency) at end of period	$ 257,661	$ 224,109
	=============	=============
See accompanying notes to financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC.
Consolidated Statement of Cash Flow

	3 Month Period Ending March 31,		9 Month Period Ending March 31,
	(unaudited)		(unaudited)
	2009	2008	2009	2008
Cash flow from operating activities
Net Income (Loss)	21,541	7,067	33,552	16,283

Adjustments to reconcile net loss to cash provided by operations
Accounts Receivable & Value Added Tax Receivable	-	-	-	62,498
Accounts Payable and Accrued Expenses	2,100	(4,900)	45	(1,702)
Taxes Payable	1,801	(1,927)	2,916	(285)
Current Portion of Long Term Debt	(148,766)	(5,878)	(148,766)	(62,498)
Prepaid Rental Revenues, ANV	(19,643)	(10,729)	6,232	5,672
Total Adjustments	(142,967)	(16,368)	(106,021)	19,968

Net Cash provided (used) by operations	7,438	5,559	36,946	(39,010)

Cash Flows from financing activities:
Proceeds From:
Note Payable Crossfield:	-	-	2,080	2,150
Used For:		-		-
Long Term Debt, Subsidiary	(1,756)	(1,896)	(5,243)	(3,589)
Net Cash Flows used in Financing Activities:	(1,756)	(1,896)	(3,163)	(1,439)

Net Increase (decrease) in Cash	(144,723)	(18,263)	(109,183)	18,529

Cash Balance at beginning of Period	169,502	278,738	133,962	241,945
Cash Balance at End of Period	24,779	260,474	24,779	260,474

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

NOTE 3 - MAJOR CUSTOMER:

The Company's subsidiary, Anton Nielsen Vojens, ApS has sales to two major customers who were non related parts. For the period ending March 31, 2009, June 30, 2008, and June 30, 2007 the major customer concentrations were as follows:

	Percent of Sales for the Period ending
	March 31,	June 30,
Customer	2009	2008	2007
A	100%	100%	65%
B	0%	0%	35%

Total Sales from Major Customers	100%	100%	100%

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

The Company's wholly owned subsidiary Anton Nielsen Vojens, ApS has a note payable with a bank. The original amount of the note was kr 750,000 Danish Krone (kr). The note is unsecured and uncollateralized, with a 7.00% interest rate and a 9 years left on the term. The balances on the note as of March 31, 2009 and March 31, 2008 were $110,343 and $100,900 respectively and the yearly payments are fixed at kr 75,000.

NOTE 6 - DUE TO AFFILIATE

Due to affiliate consisted of:

1) Advances payable to Crossfields, Inc., a related party, which are not collateralized, non-interest bearing, and payable upon demand, however, the Company did not expect to make payment within one year. During the 3 month period ended March 31, 2009 and 2008 the Company had borrowed $0 and $2,150 respectively and had balances of $37,765 and $35,685 respectively, from affiliates and officers to meet expenses. The balances were not collateralized, were non-interest bearing and were payable on demand.

NOTE 7 - INCOME TAXES

As of March 31, 2009, the Company had federal and state net operating loss carryforwards of approximately $12,400,000 of which approximately $1,600,000 may be utilized to offset future taxable income. Section 382 of the Internal Revenue Code imposes substantial restrictions on the utilization of net operating loss and tax credit carryforwards when a change in ownership occurs. No deferred tax debits have been recorded because it is considered unlikely that they will be realized. The loss carryforwards will expire during the fiscal years ended June 30 as follows:

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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDING MARCH 31, 2009 COMPARED TO 2008

Revenues: Revenues from operations for the three month period ending March 31, 2009 and March 31, 2008 were $26,924 and $10,729 respectively . The increase was attributable to release of prepaid rental payment for the commercial real estate held by Anton Nielsen Vojens.

Selling, general and administrative expenses: SG&A expenses for the three month period ending March 31, 2009 and March 31, 2008 were $1,786 and $1,489 respectively. The expenses are attributable to ANV's operations changed little.

Interest expense: Interest expense for the three month period ending March 31, 2009 and March 31, 2008 was $1,497 and $2,053 respectively. Interest expenses for 2009 are lower primarily due to the foreign currency adjustments of the US Dollar.

Other income (expense), net: Other income (expense) net for the three month period ending March 31, 2009 and March 31, 2008 was $0 and $1,959 respectively. Other income is completely associated with interest income.

Net income (loss) attributed to common stockholders: Net loss and income for the three month period ending March 31, 2009 and March 31, 2008 attributed to common stockholders was $21,541, or $0.000 per share and $ 7,067 or $0.0000 per share respectively.

Liquidity and capital resources: As of March 31, 2009 the Company had $24,779 in cash and cash equivalents and a working capital of $257,661 as compared to March 31, 2008 the Company had $260,474 of cash and cash equivalents and working capital of $148,670. The change in cash is primarily due to the payments made on the debt of the acquisition of ANV and normal operations. The increase in the working capital is primarily related operations of ANV real estate and the reduction of debt associated with the ANV acquisition

Net cash provided (used) by operating activities for three month period ending March 31, 2009 was $(142,967), compared to net cash from operating activities as of March 31, 2008 was $(16,368). The net cash used by operating activities was primarily due to the operations of ANV.

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

On March 5 2009, the Company's location, and location of books and records has changed from Advanced Oxygen Technologies, Inc. C/O 100 Maiden Lane, Suite 2003 New York, NY 10038 ("Old Location") to Advanced Oxygen Technologies, Inc. c/o Crossfield, Inc. 653 VT Route 12A, PO Box 189, Randolph VT 05060, Telephone (212)-727-7085, Fax (208)-439-5488. This location is co-located with a related business of the president, Robert E. Wolfe.

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

During the quarter ended March 31, 2009, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II

ITEM 1: LEGAL PROCEEDINGS

There were no legal proceedings brought against the Company during this period.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

During the 3 month period ending March 31, 2009, the Company filed a report on Form 8-K on March 5 2009, stating that the location of books and records of the Company changed from Advanced Oxygen Technologies, Inc. C/O 100 Maiden Lane, Suite 2003 New York, NY 10038 ("Old Location") to Advanced Oxygen Technologies, Inc. c/o Crossfield, Inc. 653 VT Route 12A, PO Box 189, Randolph VT 05060, Telephone (212)-727-7085, Fax (208)-439-5488. This location is co-located with a related business of the president, Robert E. Wolfe.

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

Date: May 5, 2009

/s/ Robert E. Wolfe /s/
------------------------------------------
Robert E. Wolfe, Chairman of the Board and
Chief Executive Officer and Principal
Financial Officer