Form 10-K
period 2009-06-30
ADVANCED OXYGEN TECHNOLOGIES INC
filed 2009-09-14
CIK 352991

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number: 0-9951

ADVANCED OXYGEN TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	91-1143622 (I.R.S. Employer Identification No.)
C/O Crossfield, Inc.,
653 VT Route 12A, PO Box 189
Randolph, VT 05060
(212) 727-7085
(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: ☐
Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.01per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑

Indicate by check mark if the registrant is not requited to file reports pursuant to section 13 or Section 15(d) of the Act. Yes ☐  No ☑

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K(§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐  No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer","an accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non Accelerated Filer	☐	Smaller Reporting Company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Check one: Yes ☐  No ☑

For the year ended June 30, 2009, Issuer's revenues were $84,513

The aggregate market value of Common Stock at June 30, 2009 held by non-affiliates approximated $154,072, based upon the average bid and asked prices for a share of Common Stock on that date. For purposes of this calculation, persons owning 10% or more of the shares of Common Stock are assumed to be affiliates, although such persons are not necessarily affiliates for any other purpose. As of June 30, 2009, there were 46,973,585 issued shares and 45,853,585 outstanding shares of the registrant's Common Stock, $.01 par value.

Documents incorporated by reference: None.

PART I

ITEM 1- DESCRIPTION OF BUSINESS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of Advanced Oxygen Technologies, Inc. and its wholly owned subsidiary ("AOXY" or the "Company"). We may, from time to time, make written or oral statements that are "forward-looking," including statements contained in this Annual Report on Form 10-K, the documents incorporated herein by reference, and other filings with the Securities and Exchange Commission. These statements are based on management's current expectations, assumptions and projections about the Company and its industry and are made on the basis of management's views as of the time the statements are made. All statements, analyses and other information contained in this report relative to trends in sales, gross margin, anticipated expense levels and liquidity and capital resources, as well as other statements including, but not limited to, words such as "anticipate," "believe," "plan," "estimate," "expect," "seek," "intend" and other similar expressions, constitute forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict and that could cause our actual results to differ materially from our past performance and our current expectations, assumptions and projections. Differences may result from actions taken by the Company as well as from risks and uncertainties beyond the Company's control. Potential risks and uncertainties include, among others, those set forth herein under "Factors that may Affect the Business," as well as in Part II, Item 7 "Management's Discussion and Analysis or Plan of Operation." Except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future developments or otherwise. Readers should carefully review the factors set forth in other reports or documents that the Company files from time to time with the Securities and Exchange Commission.

GENERAL:

Advanced Oxygen Technologies, Inc. ("Advanced Oxygen Technologies", "AOXY", or the "Company") sole operations are derived from its wholly owned subsidiary Anton Nielsen Vojens, ApS ("ANV"). ANV is a Danish company that owns commercial real estate in Vojens, Denmark. ANV's revenues are derived solely from the lease revenue from its real estate. StatOil AS leases the facility from ANV. The lease expires in 2026.

AOXY, incorporated in Delaware in 1981 under the name Aquanautics Corporation, was, from 1985 until May 1995, a development stage specialty materials company producing new oxygen control technologies. From May of 1995 through December of 1997 AOXY had minimal operations and was seeking funding for operations and companies to which it could merge or acquire. In March of 1998 AOXY began operations in California. From 1998 through 2000, the business consisted of producing and selling CD- ROMS for conference events, advertisement sales on the CD's, database management and event marketing all associated with conference events. From 2000 through March of 2003, the business consisted solely of database management. From 2003 through April 2005, the business operations were derived totally from the Company's wholly owned business, IP Service, ApS, a Danish IP security vulnerability company ("IP Service"). Since then, business operations have been solely derrived from ANV.

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

CHANGE IN ADDRESS OF COMPANY, JANUARY 17, 2007

The Company's location, and location of books and records changed from Advanced Oxygen Technologies, Inc. C/O Crossfield Inc. 133 West 13th St. Suite #5 New York, NY 10011 ("Old Location") to Advanced Oxygen Technologies, Inc. c/o Crossfield, Inc. 100 Maiden Lane, Suite 2003, New York, NY 10038, Telephone (212)-727-7085, Fax (208)-439-5488. This location is co-located with a related business of the president, Robert E. Wolfe.

CHANGE IN ADDRESS OF COMPANY, MARCH 5, 2009

The Company's location, and location of books and records has changed from Advanced Oxygen Technologies, Inc. C/O Crossfield Inc. 100 Maiden Lane, Suite 2003, New York, NY 10038 to Advanced Oxygen Technologies, Inc. c/o Crossfield, Inc. , 653 VT Route 12A, PO Box 189 Randolph, VT 05060 Telephone (212)-727-7085, Fax (208)-439-5488. This location is co-located with a related business of the president, Robert E. Wolfe.

COMPANY OBJECTIVE AND MISSION:

The Company currently shares its location with a related company of the President of the Company. The Company owns 100% of a subsidiary, Anton Nielsen Vojens, ApS ("ANV"). ANV owns and leases commercial real estate StatOil AS, a Danish company. The lease expires in 2026. Through this lease, the Company believes that the operations of ANV will continue to produce revenues.

Upon the sale of the software Analyzt to SecurAs, Ltd., the Company entered into a royalty agreement with SecurAs until such time the entire purchase price of the sale has been paid. The Company does not expect royalty revenues from Securas prior to 2010 as the company is in the process of re-engineering the IP Service software.

The Company continues its efforts to raise capital to support operations and growth, and is actively searching acquisitions or mergers with another company that would complement the Company and increase its earnings potential.

COMPETITION:

The Company's subsidiary ANV revenues are currently derived from it lease revenues of its commercial real estate holding. With the global changes in the economies during the year ended July 30, 2009, the Companies' direct compitition would be other vacant commercial real estate entities. The Company believes that there are no identifiable direct competitors .

CUSTOMERS:

The Company's subsidiary ANV currently has one customer, StatOil AS., Copenhagen Denmark.

EMPLOYEES:

As of June 30, 2009 the Company had a total of 2 employees.

ITEM 1A. RISK FACTORS

Risks Specific to Our Company

THE POTENTIAL PROFITABILITY OF COMMERCIAL REAL ESTATE VENTURES DEPENDS UPON FACTORS BEYOND THE CONTROL OF OUR COMPANY.

The potential profitability of commercial real estate properties is dependent upon many factors beyond our control. For instance, world prices and markets for rents and leases of commercial properties are unpredictable, and respond to changes in domestic, international, political, social, and economic environments. Additionally, due to worldwide economic uncertainty, the availability and cost of funds for maintenance, repair, expansion and other expenses have become increasingly difficult, if not impossible, to project. These changes and events may materially affect our financial performance. These factors cannot be accurately predicted and the combination of these factors may result in our Company not receiving an adequate return on invested capital.

WE ARE SUBJECT TO RISKS ASSOCIATED WITH FOREIGN CURRENCY

ANV is a Danish company with operations only in Denmark. During the year ended June 30, 2008 and 2009, foreign revenues accounted for 100% of our total revenue. As a result, we are subject to risks associated with generating revenue in multiple countries, including:

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

WE ARE SUBJECT TO RISKS ASSOCIATED WITH OPERATIONS THAT HAVE A CONCENTRATION OF CUSTOMERS

ANV has only one customer. There is no guarantee that this customer will remain solvent, and or continue with the Copmany in the same manner as it is now. As such, if the Company were to loose this customer, 100% of its revenues would be lost.

IN THE FUTURE, WE MAY NEED TO OBTAIN ADDITIONAL FINANCING TO FUND OUR OPERATIONS AND TO ACQUIRE ADDITIONAL BUSINESSES

In the future, we may need to obtain additional financing to fund our operations and to acquire additional businesses. There is no guarantee that we will be able to raise additional capital.

EFFORTS TO COMPLY WITH RECENTLY ENACTED CHANGES IN SECURITIES LAWS AND REGULATIONS HAVE REQUIRED SUBSTANTIAL FINANCIAL AND PERSONNEL RESOURCES AND WE STILL MAY FAIL TO COMPLY

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on our internal controls over consolidated financial reporting in our annual reports on Form 10-K. In addition, the independent registered public accounting firm auditing our consolidated financial statements must attest to and report on management’s assessment of, and the effectiveness of our internal controls over financial reporting. This requirement was to first apply for management’s assessment in our annual report on Form 10-KSB for our fiscal year ending June 30, 2008, and for the independent registered public accounting firm’s assessment for fiscal year ended June 30, 2008. Depending on a number of variables and the significant resources required to comply, uncertainty exists regarding our ability to continue to comply with these rules.

Pursuant to interactive data rules adopted in Securities Act Release No. 9002 (Jan. 30, 2009) and further accepted, there is uncertainty whether the Company will be able to comply with the stated rules as they are phased in and if the Company is able to initially comply, whether the Company will continue to be able to do so .

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

· impairment of relationships with employees and customers as a result of any integration of new management personnel; and

· potential unknown liabilities associated with acquired businesses

Risks Specific to Our Industry

WE ARE SUBJECT TO RISKS ASSOCIATED GLOBAL DECLINE IN REAL ESTATE

ANV, the Company's subsidiary has only one commercial real estate property. There is no guarantee that the demand for rental of this property will continue and potentially this would affect the Company's performance.

Risks Related to Our Securities

OUR COMMON STOCK IS SUBJECT TO THE “PENNY STOCK” RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: that a broker or dealer approve a person’s account for transactions in penny stocks; and the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must: obtain financial information and investment experience objectives of the person; and make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form: sets forth the basis on which the broker or dealer made the suitability determination; and that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

ITEM 1B. UNRESOLVED STAFF COMMENTS

There are none.

ITEM 2. DESCRIPTION OF PROPERTY

The assets of the Company consist of its wholly owned subsidiary, Anton Nielsen Vojens, ApS whose sole asset is commercial real estate in Vojens, Denmark. The commercial real estate is leased to StatOil, AS until 2026. The property is a 750 square meter parcel currently used as a fuel station located at Ostergade 67, 6500 Vojens Denmark.

ITEM 3. LEGAL PROCEEDINGS

During the period ending June 30, 2009, there were no new issued, pending or threatened legal actions.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the period ending June 30, 2009, there were no matters submitted to security holders for a vote.

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

Fiscal Year Ended June 30, 2008	High	Low
First Quarter	0.012	0.007
Second Quarter	0.011	0.006
Third Quarter	0.008	0.005
Fourth Quarter	0.005	0.004
Fiscal Year Ended June 30, 2009	High	Low
First Quarter	0.009	0.002
Second Quarter	0.004	0.001
Third Quarter	0.003	0.001
Fourth Quarter	0.007	0.001

HOLDERS

At June 30, 2009 the company had 1,563 shareholders of record. At August 6, 2009, the closing bid price of the Company's Common Stock as reported by the National Quotation Bureau, Inc., was $0.0066

DIVIDENDS

We have not paid or declared any dividends on our common stock since our inception. Our Board of Directors does not expect to declare cash dividends on our common stock in the near future. We anticipate that we will retain our future earnings to finance the continuing development of our business.

RECENT SALES OF UNREGISTERED SECURITIES

During the year ended June 30, 2009, we had no issuances of unregistered securities.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion of our plan of operation, financial condition and results of operations should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, included elsewhere herein. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors including, but not limited to, those discussed in this Annual Report.

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

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP FAS 157-3 clarifies the application of FASB statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP could be applicable to us but the Company currently has no financial assets of this type.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“FAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. FAS 165 is effective for interim and annual periods ending after June 15, 2009 and will be effective for the Company beginning with its interim period ended June 30, 2009. Since FAS 165 at most requires additional disclosures, the Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is effective for the Company in the interim period ending September 30, 2009 and it does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

RESULTS OF OPERATIONS 2009 COMPARED TO 2008

REVENUES. Revenues from operations were for $ 84,513 in 2009 compared to $ 56,077 for 2008. The increase was attributable to the Anton Nielsen Vojens' commercial real estate, the related adjustment in rental revenues associated with its lease revenues and flucuations in foreign exchange.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses were $6,846 for 2009 compared to $12,179 in 2008. The expenses are attributable to ANV's operations, audits and accounting and the expenses decreased because ANV had no other operational activity other than rental income during the 2009 period.

INTEREST EXPENSE. Interest expense was $7,318 for 2009 compaerd to $7,967 for 2008. Interest expense for 2009 is lower due to currency flucuations.

OTHER INCOME (EXPENSE), NET. Other income (expense), was $3,903 for 2009 compaerd to $85,559 for 2008 . Other income from 2009 consits solely of interest income derrived from ANV. Other income, for 2008 largely includes $47,818 of the Gain on the sale of an asset associated with the subdivision and sale of commercial real estate owned by ANV, flucuation in currency and other income of 26,651 primarily attributable to vendor writedowns from the 1990's.

NET INCOME (LOSS) ATTRIBUTED TO COMMON STOCKHOLDERS. Net income attributed to common stockholders was $72,127 or $0.0015 per share for 2009, as compared to $91,722 or $0.002 per share, for 2008.

LIQUIDITY AND CAPITAL RESOURCES. As of June 30, 2009 we had $31,268 of cash and cash equivalents and working capital of $296,236, compared to June 30, 2008 were we had $133,962 of cash and cash equivalents and working capital of $224,109. The change in cash is primarily due to the payments made on the debt associated with the acquisition of ANV and normal operations. The increase in the working capital is primarily related to the reduction of debt associated with the ANV acquisition

Net cash used by operating activities for 2009 was $102,695 compared to the net cash used for operating activities in 2008 was was $107,983.

Net cash used in financing activities for 2009 was $22,496, compared to net cash provided in financing activities of $4,783 in 2008. Net cash used in financing activities for both periods is related to the company's borrowings from officers and directors and the repayment of debt.

OFF BALANCE SHEET ARRANGEMENTS

We do not currently have any off balance sheet arrangements.

ITEM 7A. QUANTIVITIVE AND QUALITATIVE MARKET DISCLOSURES ABOUT RISK

Not required.

ITEM 8. AUDITED FINANCIAL STATEMENTS

See the consolidated financial statements beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURE

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2009.

The effectiveness of our internal control over financial reporting as of June 30, 2009 has been audited by Revisorerne Strandvejen 58 V.m.b.a, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Annual Report on Form 10K.

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

ITEM 9B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Set forth below is information regarding the Company's directors and executive officers, including information furnished by them as to their principal occupations for the last five years, other directorships held by them and their ages as of June 30, 2009. All directors are elected for one-year terms, which expire as of the date of the Company's annual meeting.

Name	Age	Position	Director Since:
Robert E. Wolfe	46	Chairman of the Board, CEO, and CFO	1997
Lawrence Donofrio	58	Director	2003

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

Audit Committee Financial Expert

As of June 30, 2009, we do not have an audit committee financial expert, as that term is defined in Item 407(d)(5) of Regulation S-B, because at this time our current level of operations and the cost of retaining such a financial expert are prohibitive. The Board of Directors as a whole fulfilled the duties normally assigned to an audit committee.

Code of Ethics

As of June 30, 2009, we have a code of ethics that applies to our Principal Executive Officer and Principal Financial and Accounting Officer(s) and to all of our staff. While we are a small company we believe that our code of ethics directs the Company to practice its business ethical way.

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

ITEM 11. EXECUTIVE COMPENSATION

Robert Wolfe, Chairman and CEO has waived his $350,000 annual salary for the year ending June 30, 2009. No officer or director received any compensation from the Company during the last fiscal year. The Company paid no bonuses in the last three fiscal years ended June 30, 2009 to officers or other employees. Prior to the Stock Acquisition of December 12, 1997, the Company's Chief executive officer and Chairman of the Board was Harry Edelson. Mr. Edelson received no compensation during the fiscal year ending June 30, 2009.

The following table sets forth the total compensation paid or accrued to its Chief Executive Officer and Chief Financial Officer, Robert E. Wolfe during the fiscal year ending June 30, 2009. There were no other corporate officers in any of the last three fiscal years.

EXECUTIVE COMPENSATION

Name	Yr.	Salary	Bonus	Other Compensation	Restricted Awards	LTIP Awards	Other
Robert E. Wolfe	2009	0	0	0	0	0	0

EMPLOYMENT AGREEMENTS

We do not currently have any oral or written employment contracts, severance or change-in-control agreements with any of our executive officers.

OPTION GRANTS DURING 1999; VALUE OF OPTIONS AT YEAR-END

The following tables set forth certain information covering the grant of options to the Company's Chief Executive Officer and Chief Financial Officer, Robert E. Wolfe during the fiscal year ended June 30, 2009 and unexercised options held as of that date. Mr. Wolfe did not exercise any options during fiscal 2009.

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

Issuable Shares

As of September 20, 1995, approximately 374,000 shares of Common Stock had been issued upon the exercise of options granted under the Option Plans, no shares of Common Stock were subject to outstanding options under the Options Plans and 626,000 shares of Common Stock were available for issuance under future option grants. From July 1, 1991 to September 20, 1995, options were granted at exercise prices ranging from $1.22 to $8.15 per share. The exercise price of each option was equal to 85% of the closing bid price of Company's Common Stock as reported on the NASDAQ Over the Counter Bulletin Board Exchange. Due to employee terminations, all options became void in August 1995. As of September 30, 2001 1,000,000 shares of Common Stock were available for issuance under future option grants were still available at June 30, 2009.

  Board of Directors Compensation

  As of June 30, 2009 the directors did not receive any compensation for serving as members of the Board.

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

  During the fiscal year ended June 30, 2009, no options were granted to non-employee Board members.

  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

  The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of June 30, 2009, by (i) all those known by the Company to be beneficial owners of more than 5% of its Common Stock; (ii) all directors; and (iii) all officers and directors of the Company as a group.

Name and Address of Beneficial Owner	No. Shares fully diluted	Percent ownership
Hennistone Projects Ltd.2 Eastglade Northwood Middlessex, HA6 3LD UK	11,760,000	25.65%
Crossland, ltd. 104B Saffrey Square, Nassau, Bahamas	2,968,750	6.47%
Crossland Ltd. Belize, 60 Market Square, PO Box 364, Belize City, Belize, Central America	6,312,500	13.77%
Eastern Star, Ltd, Bay Street Nassau Bahamas	2,712,000	5.91%
Robert E. Wolfe, New York, NY	90,000	0.196%
Lawrence Donofrio, San Diego CA	0	0.00%

  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

  Director Independence

  During the year ended June 30, 2009, Robert Wolfe and Lawrence Donofrio served as our directors and only Mr. Donofrio is an independent director as he has no ownership, employment, or business interaction with the Company. We are currently traded on the Over-the-Counter Bulletin Board or OTCBB. The OTCBB does not require that a majority of the Board be independent.

  ITEM 14. EXHIBITS AND REPORTS ON FORMS 8K,

  Reports filed on Form 8-K for the year ending June 30, 2009:

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

  PART IV

  ITEM 15 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

  We have paid or expect to pay the following fees to Revisorerne Strandvejen for work performed for the fiscal years ending June 30 2009, and 2008 or attributable to Revisorerne Strandvejen's audit of our June 30, 2009 and June 30, 2008 financial statements and Internal Control over Financial Reporting :

Audit Fees
year ending June 30,
	2009	2008
Audit-Related Fees	$5,660	$6,980
Tax and consulting Fees	$2,830	$3,043
Other fees	-	-

  The aggregate fees billed include amounts for an interim review of Form 10-QSB, 10Q, review of SEC correspondence, the audit of the consolidated financial statements for 2009, and the Internal Control over Financial Reporting. Approximately 67% of the total hours spent on audit services for the Company for the year ended June 30, 2009, were spent by Revisorerne Strandvejen.

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

  The board has reviewed the fees paid to Revisorerne Strandvejen and has considered whether the fees paid for non-audit services are compatible with maintaining Revisorerne Strandvejen's independence. The board has also adopted policies and procedures to approve audit and non-audit services provided in the fiscal year 2009 by Revisorerne Strandvejen in accordance with the Sarbanes-Oxley Act and rules of the SEC promulgated thereunder. These policies and procedures involve annual pre-approval by the board of the types of services to be provided by our independent auditor and fee limits for each type of service on both a per-engagement and aggregate level. The board may additionally ratify certain de minimis services provided by the independent auditor without prior board approval, as permitted by the Sarbanes-Oxley Act and rules of the SEC promulgated thereunder.

  SIGNATURES

  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  (Registrant): ADVANCED OXYGEN TECHNOLOGIES, INC.

  Date: September 5, 2009

  By (Signature and Title):

  /s/ Robert E. Wolfe /s/

  Robert E. Wolfe, President

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Date: September 5, 2009

  By (Signature and title):

  /s/Lawrence Donofrio /s/

  Lawrence Donofrio, Director

  EXHIBIT F

FINANCIAL STATEMENTS AND REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY June 30, 2009 and 2008
Table of Contents
Page

Report of Independent Registered Public Accounting Firm for periods ending June 30, 2009 and 2008	F-2

Financial Statement

Balance Sheets as of June 30, 2009 and 2008	F-3

Consolidated Statements of Operations for the periods ending June 30, 2009 and 2008	F-4

Consolidated Statements of Stockholders' Equity (Capital Deficiency) for the periods ending June 30, 2009 and 2008	F-5

Consolidated Statements of Cash Flows for the periods ending June 30, 2009 and 2008	F-6

Notes to Consolidated Financial Statements	F-7

  REPORT OF INDEPENDENT REGISTRATED PUBLIC ACCOUNTING FIRM

  To the Board of Directors and Shareholders of Advanced Oxygen Technologies, Inc.

  We have audited the accompanying balance sheets of Advanced Oxygen Technologies, Inc. and subsidiary (the “Company”) as of June 30, 2009 and June 30, 2008 and the related consolidated statements of operations, changes in shareholders' equity (capital deficiency) and comprehensive income, and cash flows for each of the three year period ended June 30, 2009. We also have audited the Company’s internal control over financial reporting as of June 30, 2009 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 8A. Our responsibility is to express an opinion on these financial statements and an opinion on the company's internal control over financial reporting based on our audits.

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

  In our opinion, the consolidated financial statements appearing under Item 8(a) present fairly, in all material respects, the financial position of Advanced Oxygen Technologies, Inc and its subsidiary as of June 30, 2009 and June 30, 2008 and the results of its operations and its cash flows for each of the three years in the period ending June 30, 2009, in conformity with accounting principles generally accepted in United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 8A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.

  Copenhagen, September 5, 2009

  /s/ Revisorerne Strandvejen 58 V.m.b.a

  Hellerup, Denmark

  State Authorized Public Accountant

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY CONSOLATED BALANCE SHEETS
	As of June 30,
ASSETS	2009	2008

CURRENT ASSETS
Cash	$ 31,268	$ 133,962
Accounts Receivable	5,283	5,310
Other Current Assets	-	-
	------------	------------
Total Current Assets	36,551	139,272

FIXED ASSETS
Land and buildings	650,000	650,000
	------------	------------
TOTAL ASSETS	$ 686,551	$ 789,272
	============	============
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$ 24,389	$ 21,764
Accrued Expenses	-	-
Current Portion of Long Term Debt	7,011	3,858
Note Payable	177,000	325,765
Payroll and sales taxes payable	42,115	39,772
Prepaid Rental Revenues	14,883	26,592
	------------	------------
Total current liabilities	265,398	417,751

Long Term Debt, subsidiary	86,902	111,727
Due to affiliate	38,015	35,685
	------------	------------
Total Long Term Debt	124,917	147,412

Total Liabilities	390,315	565,163

STOCKHOLDERS' DEFICIENCY -
Convertible preferred stock, Series 2, par value $0.01; authorized 10,000,000 shares; issued and outstanding 5,000 shares liquidating preference $25,000	50	50

Convertible preferred stock, Series 3, par value $0.01; authorized and issued, 1,670,000 shares	16,700	16,700

Convertible preferred stock, Series 4; issued and outstanding,	-	-

Convertible preferred stock, Series 5; issued, 1 share	-	-

Common stock, par value $0.01; authorized, 90,000,000 shares; issued 46,973,585 shares	469,736	469,736

Additional paid-in capital	20,497,769	20,497,769

Accumulated deficit	(20,680,735)	(20,752,862)

Less treasury stock, at cost
1,670,000 shares of convertible preferred stock, Series 3	(7,284)	(7,284)
1,120,000 shares of common stock	-	-

TOTAL SHAREHOLDERS EQUITY	296,236	224,109
	------------	------------
TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	$ 686,551	$ 789,272
	============	============
See accompanying notes to financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENT OF OPERATIONS
	As of June 30,
	2009	2008
Revenues

Real Estate Rentals	$ 58,491	$ 41,079
Foreign Exchange	26,022
	-------------	-------------
Total Revenues	$ 84,513	$ 41,079

Costs and Expenses
General & Administrative, ANV	1,186	5,199
Interest Expense, ANV	7,318	7,967
Professional expenses-corporate	5,660	6,980
Transfer Agent Expense	2,125	2,080
Foreign Exchange	-	12,494
Other Expenses	-	195
Total Costs and Expenses	16,289	34,915

	-------------	-------------
Income (loss) from operations before other income (expenses), and income tax expense	68,224	6,164

	-------------	-------------
Other income (expenses)
Net gain (loss) on Sale of Asset	-	47,818
Interest Income	-	6,594
Interest Income	3,903	31,147
	-------------	-------------
Total Other Income(expense)	3,903	85,559

Income tax expense	-	-
	-------------	-------------
NET INCOME (LOSS)	$ 72,127	$ 91,722

	=============	=============
Average number of shares outstanding	46,761,859	46,761,859

Net loss per share	$ 0.0015	$ 0.0020
	=============	=============
Diluted earnings (loss) have not been presented since the effect of the assumed conversion of the convertible preferred stock would have an anti-dilutive effect.
See accompanying notes to financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
Years ended June 30,

	2009	2008	2007
Common stock, par value $0.01, authorized, 90,000,000 shares;
issued, as follows:
Balance at beginning and end of year 46,973,585	$ 469,736	$ 469,736	$ 469,736
	=============	=============	=============
Additional paid in capital:
Balance at beginning and end of year	$ 20,497,769	$ 20,497,769	$ 20,497,769
	=============	=============	=============
Accumulated deficit:
Balance at beginning of year	$ (20,752,862)	$ (20,844,584)	$ (21,224,262)
Net income (loss) for the year	72,127	91,722	379,678
	-------------	-------------	-------------
Balance at end of year	$ (20,680,735)	$ (20,752,862)	$ (20,844,584)
	=============	=============	=============
Other stockholders' deficiency accounts (no change during year)
Convertible preferred stock, net of treasury stock(see balance sheet )	$ 9,466	$ 9,466	$ 9,466
	=============	=============	=============
Stockholders' Equity (Deficiency) at end of year	$ 296,236	$ 224,109	$ 132,387
	=============	=============	=============
See accompanying notes to financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years Ended June 30,
	2009	2008
Cash flows from operating activities
Net income (loss)	$ 72,127	$ 91,722
Adjustments to reconcile net income to net cash

Changes in operating assets and liabilities
Accounts receivable	27	-
Other receivables and prepaid expenses	-	55,194
Accounts payable	2,625	(30,862)
Accrued Expenses	-	(1,858)
Payroll and sales taxes payable	2,344	(48,936)
Client Escrow Funds	-	-
Current Portion of long term debt	3,153	289
Note Payable	(148,766)	(181,908)
Prepaid Rental Revenues	(11,709)	(4,582)
	-------------	-------------
Net cash provided by (used in) operating activities	(80,199)	(212,663)
	-------------	-------------

Cash flow from financing activities:
Proceeds from:
Borrowing from officer-directors	2,330	2,150
Long term debt	-	16,326
Proceeds used for:
Long Term Debt, ANV	(24,826)	(5,518)
	-------------	-------------
Net cash provided by financing activities	(22,496)	12,959

NET (DECREASE) INCREASE IN CASH	(102,695)	(107,983)

Cash at beginning of year	133,962	241,945
	-------------	-------------
Cash at end of year	$ 31,268	$ 133,962
	=============	=============
Income taxes paid
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

  The Company maintains its cash in bank deposit accounts which, at June 30, 2009 did not exceed federally insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on such amounts.

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

  In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP FAS 157-3 clarifies the application of FASB statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP could be applicable to us but the Company currently has no financial assets of this type.

  In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“FAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected.

  This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. FAS 165 is effective for interim and annual periods ending after June 15, 2009 and will be effective for the Company beginning with its interim period ended June 30, 2009. Since FAS 165 at most requires additional disclosures, the Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

  In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is effective for the Company in the interim period ending September 30, 2009 and it does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

  NOTE 3 - MAJOR CUSTOMER:

  The Company's subsidiary, Anton Nielsen Vojens, ApS has sales to two major customers who were non related parts. For the period ending June 30, 2008 and June 30, 2007 the major customer concentrations were as folows:

	Percent of Sales for the Period ending June 30,
Customer	2009	2008
A	100%	100%
B	-	-

Total Sales from Major Customers	100%	100%

  NOTE 4 - RELATED PARTY TRANSACTIONS ANTON NIELSEN VOJENS, ApS

  The Company purchased Anton Nielsen Vojens ApS from a previous shareholder of the Company, Borkwood Development LTD ("Borkwood"). At the time of the acquisition, even though Borkwood was not a shareholder, a director of Borkwood was an officer of Anton Nielsen Vojens ApS. The Company had outstanding balances of long term debt to Borkwood Development LTD at June 30, 2009 and June 30, 2008 of $177,000 and $325,765 respectively.

  NOTE 5 - COMMITMENTS AND CONTINGENCIES:

  Commitments:

  The Company issued a promissory note ("Note") for $650,000, payable to the Borkwood Development Ltd, a previous shareholder of the Company ("Seller"), payable and amortized monthly and carrying a interest at 5% per year. The Company has the right to prepay the note at any time with a notice of 14 days. To secure the payment of principal and interest the Sellers will receive a perfect lien and security interest in the Shares in the company ANV until the note with accrued interest is paid in full., and, 2) In the case that the Note has not been repaid within 12 months from the day of closing the Sellers have the right to convert the debt to common stock of Advanced Oxygen Technologies, Inc. in an amount of non diluted shares calculated on the conversion Date, equal to the lesser of : a) Six hundred and Fifty thousand (650,000) or the Purchase Price minus the principal payments made by the buyer, which ever is greater, divided by the previous ten day closing price of AOXY as quoted on the national exchange, or b) Fifteen million shares, which ever is lesser. The Note has been extended until July 1, 2009 and interest waived through the period ending June 30, 2008.

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

Advanced Oxygen Technologies, Inc. Commitments and Contingencies for the year Ending June 30, 2009
Year	Bank Note Amount in DKK	Bank Note Amount converted to $US Dollars at currency exchange rate at June 30, 2009	Borkwood Note Amount in $US Dollars	Total *
2010	DKK 75,000	$14,151	$177,000	$191,151
2011	DKK 75,000	$14,151		$14,151
2012	DKK 75,000	$14,151		$14,151
2013	DKK 75,000	$14,151		$14,151
2014	DKK 75,000	$14,151		$14,151
2015	DKK 75,000	$14,151		$14,151
2016	DKK 75,000	$14,151		$14,151

  The amounts stated in this table reflect the Company's commitments in the currencies that those commitments were made and the total column is an estimate of what the US dollar amount would be if the currency rates did not change going forward.

  NOTE 6 - DUE TO AFFILIATE

  Due to affiliate consisted of:

  1) advances payable to Crossfields, Inc., a related party, which are not collateralized, non-interest bearing, and payable upon demand, however, the Company did not expect to make payment within one year. During the year ended June 30, 2009 and 2008 the Company borrowed $2,230 and $2,150 and had balances of $38,015 and $35,785 respectively , from affiliates and officers to meet expenses. The balances were not collateralized, were non-interest bearing and were payable on demand.

  NOTE 7 - INCOME TAXES

  As of June 30, 2009, the Company had federal and state net operating loss carryforwards of approximately $12,400,000 of which approximately $1,600,000 may be utilized to offset future taxable income. Section 382 of the Internal Revenue Code imposes substantial restrictions on the utilization of net operating loss and tax credit carryforwards when a change in ownership occurs. No deferred tax debits have been recorded because it is considered unlikely that they will be realized. The loss carryforwards will expire during the fiscal years ended June 30 as follows:

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