Form 10-Q
period 2009-09-30
ADVANCED OXYGEN TECHNOLOGIES INC
filed 2009-11-06
CIK 352991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009
Or

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
As of November 3, 2009, there were 46,973,585 issued shares and 45,853,585 outstanding shares of Advanced Oxygen Technologies, Inc. common stock, $0.01 par value.

ADVANCED OXYGEN TECHNOLOGIES, INC.

 Table of Contents

INDEX
PART I
Item I: Financial Statements (unaudited)	Page
Unaudited consolidated Balance Sheet as of September 30, 2009 and June 30, 2009	1
Unaudited Consolidated Statement of Operations and Changes in Accumulated Deficit for the three months and Six months ended September 30, 2009 and September 30, 2008	3
Unaudited Consolidated Statement of Changes in Stockholders’ Equity and (Capital Deficiency) for the three months ended September 30, 2009 and September 30, 2008	4
Unaudited Consolidated Statement of Cash Flow for the three months ended September 30, 2009 and September 30, 2008	5
Notes to the Consolidated Financial Statements	6
Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3: Quantitative and Qualitative Disclosures about Market Risk	16
Item 4: Controls and Procedures	16
PART II
Item 1: Legal Proceedings	18
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3: Defaults Upon Senior Securities	18
Item 4: Submission of Matters To a Vote of Security Holders	18
Item 5: Other Information	18
Item 6. Exhibits and Reports on Form 8-K	18
Signature	19
EXHIBIT 99.1 (A), 99.1(B) Certifications of Officers	EX 31
EXHIBIT 99.1 (C), 99.1(D) Certifications of Officers	EX 32

PART 1: FINANCIAL INFORMATION

   Item I: Consolidated Financial Statements for the three months ending September 30, 2009 (unaudited).

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY CONSOLATED BALANCE SHEETS
	September 30, 2009	June 30, 2009
ASSETS	Unaudited	Audited

CURRENT ASSETS
Cash	$ 44,933	$ 31,268
Accounts Receivable	5,283	5,283
Other Current Assets	-	-
	------------	------------
Total Current Assets	30,089	36,551

FIXED ASSETS
Land and buildings	650,000	650,000
	------------	------------
TOTAL ASSETS	$ 700,216	$ 686,551
	============	============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable	$ 23,739	$ 24,389
Current Portion of Long Term Debt	7,011	7,011
Note Payable	177,000	177,000
Payroll and sales taxes payable	49,537	42,115
Prepaid Rental Revenues	18,781	14,883
	------------	------------
Total current liabilities	276,068	265,398

Long Term Debt, subsidiary	85,097	86,902
Due to affiliate	38,665	38,015
	------------	------------
Total Long Term Debt	123,762	124,917

Total Liabilities	399,830	390,315

STOCKHOLDERS' DEFICIENCY -
Convertible preferred stock, Series 2, par value $0.01; authorized 10,000,000 shares; issued and outstanding 5,000 shares liquidating preference $25,000	50	50

Convertible preferred stock, Series 3, par value $0.01; authorized and issued, 1,670,000 shares	16,700	16,700

Convertible preferred stock, Series 4; issued and outstanding,	-	-

Convertible preferred stock, Series 5; issued, 1 share	-	-

Common stock, par value $0.01; authorized, 90,000,000 shares; issued 46,973,585 shares	469,736	469,736

Additional paid-in capital	20,497,769	20,497,769

Accumulated deficit	(20,676,585)	(20,680,735)

Less treasury stock, at cost
1,670,000 shares of convertible preferred stock, Series 3	(7,284)	(7,284)
1,120,000 shares of common stock	-	-

TOTAL SHAREHOLDERS EQUITY	300,386	296,236
	------------	------------
TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	$ 700,216	$ 686,551
	============	============
See accompanying notes to financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC.
Consolidated Statement of Operations and Changes in Accumulated Deficit

	3 Month Period Ending September 30,
	(Unaudited)
	2009	2008
Revenues	-
Real Estate Rental Income, subsidiary	9,603	9,904
Total Revenues	9,603	9,904

Cost of Sales
Cost of Sales, subsidiary	-	-
	========	========
Gross Profit	9,603	9,904

Expenses
Accounting Expense	-	-
Interest Expense	1,673	1,852
General & Administrative	3,794	4,047
Total Expenses	5,467	5,899
	========	========
Income (loss) from Operations	4,136	4,005

Other Income (Expense)
Interest Income	14	1,076
Gain (loss) on Sale of Asset	-	-
Total Other Income (Expense)	-	1,076
	========	========
Net Income (Loss)	4,150	5,081

Accumulated Deficit
Beginning of Period	(20,680,735)	(20,752,862)
End of Period	(20,676,585)	(20,747,781)

Earnings per Share	0.000	0.000
See accompanying notes to financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

	3 Months ending	Year Ending
	September 30, 2009	June 30, 2009
	Unaudited	Audited
Common stock, par value $0.01, authorized, 90,000,000 shares;	-------------	-------------
issued, as follows:
Balance at beginning and end of period 46,973,585	$ 469,736	$ 469,736
	=============	=============
Additional paid in capital:
Balance at beginning and end of period	$ 20,497,769	$ 20,497,769
	=============	=============
Accumulated deficit:
Balance at beginning of period	$ (20,680,735)	$ (20,752,862)
Net income (loss) for the period	4,150	72,127
	-------------	-------------
Balance at end of period	$ (20,676,585)	$ (20,680,735)

Rounding:	-	-
	=============	=============
Other stockholders' deficiency accounts (no change during period)
Convertible preferred stock, net of treasury stock (see balance sheet )	$ 9,466	$ 9,466
	=============	=============
Stockholders' Equity (Deficiency) at end of period	$ 300,386	$ 296,236
	=============	=============
See accompanying notes to financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC.
Consolidated Statement of Cash Flow

	3 Month Period Ending September 30
	(unaudited)
	2009	2008
Cash flow from operating activities
Net Income (Loss)	4,150	5,081

Adjustments to reconcile net loss to cash provided by operations
Accounts Receivable & Value Added Tax Receivable	-	-
Accounts Payable and Accrued Expenses	(650)	(2,055)
Taxes Payable	7,422	5,058
Prepaid Rental Revenues, ANV	3,898	21,424
Total Adjustments	10,670	24,427

Net Cash provided (used) by operations	14,820	29,508

Cash Flows from financing activities:
Proceeds From:
Note Payable, Crossfield	650	2,080
Proceeds Used For:
Long Term Debt	(1,805)	(1,792)
Net Cash Flows used in Financing Activities:	(1,155)	288

Net Increase (decrease) in Cash	13,655	29,796

Cash Balance at beginning of Period	31,268	133,962
Cash Balance at End of Period	44,933	163,758

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

The Company maintains its cash in bank deposit accounts which, at September 30, 2009 did not exceed federally insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on such amounts.

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

Recently Issued Accounting Standards

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an Amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). The purpose of SFAS No. 155 is to simplify the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 was effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company believes the adoption of SFAS No. 155 had no material impact on its cash flows, results of operations, financial position or liquidity..

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an Amendment of FASB Statement No. 140” (“SFAS No. 156”). SFAS No. 156 requires recognition of a servicing asset or a servicing liability each time an entity undertakes an obligation to service a financial asset by entering into a servicing contract. SFAS No. 156 also requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value and subsequently measured at fair value at each reporting date. SFAS No. 156 was effective as of the beginning of any entity’s first fiscal year that begins after September 15, 2006. The Company believes that the adoption of SFAS No. 156 had no material impact on its cash flows, results of operations, financial position or liquidity.

In June 2006, FASB issued FIN No. 48, “Accounting for Uncertainty Taxes”. The interpretation applies to all tax positions related to income taxes subject to FASB Statement No. 109, “Accounting for Income Taxes”. FIN No. 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold in determining if a tax position should be reflected in the financial statements. Only tax positions that meet the “more likely than not” recognition threshold may be recognized. The interpretation also provides guidance on classification, interest and penalties, accounting in interim periods, disclosure, and transition requirements for uncertain tax positions. FIN No. 48 was effective for the Company’s fiscal year ending June 30, 2007. The Company believes that there were no material tax positions that resulted in a material impact upon implementation of FIN No. 48..

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

In February 2007, the FASB issued SFAS No 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 was effective for us on July 1, 2008. The adoption of SFAS 159 did not have an impact on the Company’s consolidated financial statements.

NOTE 3 - MAJOR CUSTOMER:

The Company's subsidiary, Anton Nielsen Vojens, ApS has sales to two major customers who were non related parts. For the period ending September 30, 2009, June 30, 2009, and June 30, 2008 the major customer concentrations were as follows:

	Percent of Sales for the Period ending
	September 30,	June 30,
Customer	2009	2009	2008
A	100%	100%	100%
B	0%	0%	0%

Total Sales from Major Customers	100%	100%	100%

NOTE 4 - RELATED PARTY TRANSACTIONS ANTON NIELSEN VOJENS, ApS

The Company purchased Anton Nielsen Vojens ApS from a previous shareholder of the Company, Borkwood Development LTD ("Borkwood"). At the time of the acquisition, even though Borkwood was not a shareholder, a director of Borkwood was an officer of Anton Nielsen Vojens ApS who has since terminated his association with the Company.

NOTE 5 - COMMITMENTS AND CONTINGENCIES:

Commitments:

The Company has issued a promissory note ("Note") for $650,000, payable to the Borkwood Development Ltd, a previous shareholder of the Company ("Seller"), payable and amortized monthly and carrying a interest at 5% per year. The Company has the right to prepay the note at any time with a notice of 14 days. To secure the payment of principal and interest the Sellers will receive a perfect lien and security interest in the Shares in the company ANV until the note with accrued interest is paid in full., and, 2) In the case that the Note has not been repaid within 12 months from the day of closing the Sellers have the right to convert the debt to common stock of Advanced Oxygen Technologies, Inc. in an amount of non diluted shares calculated on the conversion Date, equal to the lesser of : a) Six hundred and Fifty thousand (650,000) or the Purchase Price minus the principal payments made by the buyer, which ever is greater, divided by the previous ten day closing price of AOXY as quoted on the national exchange, or b) Fifteen million shares, which ever is lesser. The Note has been extended until July 1, 2010 and interest waived through the period ending June 30, 2009.

The Company's wholly owned subsidiary Anton Nielsen Vojens, ApS has a note payable with a bank. The original amount of the note was kr 750,000 Danish Krone (kr). The note is unsecured and uncollateralized, with a 7.00% interest rate and a 9 years left on the term. The balances on the note as of September 30, 2009 and September 30, 2008 were $92,108 and $113,794 respectively and the yearly payments are fixed at kr 75,000.

NOTE 6 - DUE TO AFFILIATE

Due to affiliate consisted of:

1) Advances payable to Crossfields, Inc., a related party, which are not collateralized, non-interest bearing, and payable upon demand, however, the Company did not expect to make payment within one year. During the 3 month period ended September 30, 2009 and 2008 the Company had borrowed $650 and $2,080 respectively and had balances of $38,665 and $37,765 respectively, from affiliates and officers to meet expenses. The balances were not collateralized, were non-interest bearing and were payable on demand.

NOTE 7 - INCOME TAXES

As of September 30, 2009, the Company had federal and state net operating loss carryforwards of approximately $12,400,000 of which approximately $1,600,000 may be utilized to offset future taxable income. Section 382 of the Internal Revenue Code imposes substantial restrictions on the utilization of net operating loss and tax credit carryforwards when a change in ownership occurs. No deferred tax debits have been recorded because it is considered unlikely that they will be realized. The loss carryforwards will expire during the fiscal years ended June 30 as follows:

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

The Company maintains its cash in bank deposit accounts which, at September 30, 2009 did not exceed federally insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on such amounts.

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

Recently Issued Accounting Standards

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an Amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). The purpose of SFAS No. 155 is to simplify the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 was effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company believes the adoption of SFAS No. 155 had no material impact on its cash flows, results of operations, financial position or liquidity.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an Amendment of FASB Statement No. 140” (“SFAS No. 156”). SFAS No. 156 requires recognition of a servicing asset or a servicing liability each time an entity undertakes an obligation to service a financial asset by entering into a servicing contract. SFAS No. 156 also requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value and subsequently measured at fair value at each reporting date. SFAS No. 156 was effective as of the beginning of any entity’s first fiscal year that begins after September 15, 2006. The Company believes that the adoption of SFAS No. 156 had no material impact on its cash flows, results of operations, financial position or liquidity.

In June 2006, FASB issued FIN No. 48, “Accounting for Uncertainty Taxes”. The interpretation applies to all tax positions related to income taxes subject to FASB Statement No. 109, “Accounting for Income Taxes”. FIN No. 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold in determining if a tax position should be reflected in the financial statements. Only tax positions that meet the “more likely than not” recognition threshold may be recognized. The interpretation also provides guidance on classification, interest and penalties, accounting in interim periods, disclosure, and transition requirements for uncertain tax positions. FIN No. 48 was effective for the Company’s fiscal year ending June 30, 2007. The Company believes that there were no material tax positions that resulted in a material impact upon implementation of FIN No. 48.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 was effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have an impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 was effective for us on July 1, 2008. The adoption of SFAS 159 did not have an impact on the Company’s consolidated financial statements.

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDING SEPTEMBER 30, 2009 COMPARED TO 2008

Revenues: Revenues from operations for the three month period ending September 30, 2009 and September 30, 2008 were $9,603 and $9,904 respectively . They were attributable to rental payments for the commercial real estate held by Anton Nielsen Vojens and the fluctuation was due to currency value changes.

Selling, general and administrative expenses: SG&A expenses for the three month period ending September 30, 2009 and September 30, 2008 were $3,794 and $4,022 respectively. The expenses are attributable to ANV's operations.

Interest expense: Interest expense for the three month period ending September 30, 2009 and September 30, 2008 was $1,673 and $1,852 respectively. Interest expenses for 2009 are lower primarily due to the foreign currency adjustments of the US Dollar.

Other income (expense), net: Other income (expense) net for the three month period ending September 30, 2009 and September 30, 2008 was $14 and $1,076 respectively. Other income is completely associated with interest income.

Net income (loss) attributed to common stockholders: Net loss and income for the three month period ending September 30, 2009 and September 30, 2008 attributed to common stockholders was $4,150, or $0.000 per share and $ 5,081 or $0.0000 per share respectively.

Liquidity and capital resources: As of September 30, 2009 the Company had $44,933 in cash and cash equivalents and a working capital of $300,386 as compared to September 30, 2008 the Company had $163,758 of cash and cash equivalents and working capital of $229,190. The change in cash is primarily due to the payments made on the debt of the acquisition of ANV and normal operations. The increase in the working capital is primarily related operations of ANV real estate and the reduction of debt associated with the ANV acquisition

Net cash provided (used) by operating activities for three month period ending September 30, 2009 was $14,820, compared to net cash from operating activities as of September 30, 2008 was $29,508. The net cash used by operating activities was primarily due to the operations of ANV.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded as of September 30, 2009 that our disclosure controls and procedures were effective at ensuring that the material information required to be disclosed in the Exchange Act reports is recorded, processed, summarized and reported as required in applicable SEC rules and forms.

During the quarter ended September 30, 2009, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II

ITEM 1: LEGAL PROCEEDINGS

There were no legal proceedings brought against the Company during this period.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

During the 3 month period ending September 30, 2009, the Company filed no reports on Form 8-K.

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

Date: November 3, 2009

/s/ Robert E. Wolfe /s/
------------------------------------------
Robert E. Wolfe, Chairman of the Board and
Chief Executive Officer and Principal
Financial Officer