Form 10-Q
period 2009-12-31
ADVANCED OXYGEN TECHNOLOGIES INC
filed 2010-02-08
CIK 352991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: December 31, 2009
Or

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

C/O Crossfield, Inc., 653 VT Route 12A, PO Box 189, Randolph VT, 05060

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
As of February 5, 2010, there were 46,973,585 issued shares and 45,853,585 outstanding shares of Advanced Oxygen Technologies, Inc. common stock, $0.01 par value.

ADVANCED OXYGEN TECHNOLOGIES, INC.

 Table of Contents

INDEX
PART I
Item I: Financial Statements (unaudited)	Page
Unaudited consolidated Balance Sheet as of December 31, 2009 and June 30, 2009	1
Unaudited Consolidated Statement of Operations and Changes in Accumulated Deficit for the three months and Six months ended December 31, 2009 and December 31, 2008	3
Unaudited Consolidated Statement of Changes in Stockholders’ Equity and (Capital Deficiency) for the three months ended December 31, 2009 and December 31, 2008	4
Unaudited Consolidated Statement of Cash Flow for the three months ended December 31, 2009 and December 31, 2008	5
Notes to the Consolidated Financial Statements	6
Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3: Quantitative and Qualitative Disclosures about Market Risk	16
Item 4T: Controls and Procedures	16
PART II
Item 1: Legal Proceedings	18
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3: Defaults Upon Senior Securities	18
Item 4: Submission of Matters To a Vote of Security Holders	18
Item 5: Other Information	18
Item 6. Exhibits and Reports on Form 8-K	18
Signature	19
EXHIBIT 99.1 (A), 99.1(B) Certifications of Officers	EX 31
EXHIBIT 99.1 (C), 99.1(D) Certifications of Officers	EX 32

PART 1: FINANCIAL INFORMATION

   Item I: Consolidated Financial Statements for the three months ending December 31, 2009 (unaudited).

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY CONSOLATED BALANCE SHEETS
	December 31, 2009	June 30, 2009
ASSETS	Unaudited	Audited

CURRENT ASSETS
Cash	$ 42,331	$ 31,268
Accounts Receivable	5,283	5,283
Other Current Assets	-	-
	------------	------------
Total Current Assets	47,614	36,551

FIXED ASSETS
Land and buildings	650,000	650,000
	------------	------------
TOTAL ASSETS	$ 697,614	$ 686,551
	============	============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable	$ 21,791	$ 24,389
Current Portion of Long Term Debt	7,011	7,011
Note Payable	177,000	177,000
Payroll and sales taxes payable	46,827	42,115
Prepaid Rental Revenues	18,781	14,883
	------------	------------
Total current liabilities	271,410	265,398

Long Term Debt, subsidiary	85,097	86,902
Due to affiliate	38,665	38,015
	------------	------------
Total Long Term Debt	123,762	124,917

Total Liabilities	395,172	390,315

STOCKHOLDERS' DEFICIENCY -
Convertible preferred stock, Series 2, par value $0.01; authorized 10,000,000 shares; issued and outstanding 5,000 shares liquidating preference $25,000	50	50

Convertible preferred stock, Series 3, par value $0.01; authorized and issued, 1,670,000 shares	16,700	16,700

Convertible preferred stock, Series 4; issued and outstanding,	-	-

Convertible preferred stock, Series 5; issued, 1 share	-	-

Common stock, par value $0.01; authorized, 90,000,000 shares; issued 46,973,585 shares	469,736	469,736

Additional paid-in capital	20,497,769	20,497,769

Accumulated deficit	(20,674,529)	(20,680,735)

Less treasury stock, at cost
1,670,000 shares of convertible preferred stock, Series 3	(7,284)	(7,284)
1,120,000 shares of common stock	-	-

TOTAL SHAREHOLDERS EQUITY	302,442	296,236
	------------	------------
TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	$ 697,614	$ 686,551
	============	============
See accompanying notes to financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC.
Consolidated Statement of Operations and Changes in Accumulated Deficit

	3 Month Period Ending December, 31		6 Month Period Ending December 31,
	(Unaudited)		(Unaudited)
	2009	2008	2009	2008
Revenues
Real Estate Rental Income, subsidiary	10,078	9,375	19,681	19,278
Total Revenues	10,078	9,375	19,681	19,278

Cost of Sales
Cost of Sales, subsidiary	-	-	-	-
	========	========	========	========
Gross Profit	10,078	9,375	19,681	19,278

Expenses
Accounting Expense	5,977	-	5,977	-
Interest Expense	1,666	1,692	3,339	3,544
General & Administrative	379	753	4,173	4,774
Transfer Agent Expense	-	-	-	25
Total Expenses	8,022	2,445	13,489	8,343
	========	========	========	========
Income (loss) from Operations	2,056	6,930	6,192	10,935

Other Income (Expense)
Interest Income	-	-	14	1,076
Gain (loss) on Sale of Asset	-	-	-	-
Total Other Income (Expense)	-	-	14	1,076
	========	========	========	========
Net Income (Loss)	2,056	6,930	6,206	12,011

Accumulated Deficit
Beginning of Period	(20,676,585)	(20,747,781)	(20,680,735)	(20,752,862)
End of Period	(20,674,529)	(20,740,851)	(20,674,529)	(20,740,851)

Earnings per Share	0.000	0.000	0.000	0.000
See accompanying notes to financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

	6 Months ending	Year Ending
	December 31, 2009	June 30, 2009
	Unaudited	Audited
Common stock, par value $0.01, authorized, 90,000,000 shares;	-------------	-------------
issued, as follows:
Balance at beginning and end of period 46,973,585	$ 469,736	$ 469,736
	=============	=============
Additional paid in capital:
Balance at beginning and end of period	$ 20,497,769	$ 20,497,769
	=============	=============
Accumulated deficit:
Balance at beginning of period	$ (20,680,735)	$ (20,752,862)
Net income (loss) for the period	6,206	72,127
	-------------	-------------
Balance at end of period	$ (20,674,529)	$ (20,680,735)

Rounding:	-	-
	=============	=============
Other stockholders' deficiency accounts (no change during period)
Convertible preferred stock, net of treasury stock (see balance sheet )	$ 9,466	$ 9,466
	=============	=============
Stockholders' Equity (Deficiency) at end of period	$ 302,442	$ 296,236
	=============	=============
See accompanying notes to financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC.
Consolidated Statement of Cash Flow

	3 Month Period Ending December 31,		6 Month Period Ending December 31,
	(unaudited)		(unaudited)
	2009	2008	2009	2008
Cash flow from operating activities
Net Income (Loss)	2,056	6,930	6,206	12,011

Adjustments to reconcile net loss to cash provided by operations
Accounts Receivable & Value Added Tax Receivable	-	-	-	-
Accounts Payable and Accrued Expenses	(1,948)	-	(2,598)	(5,998)
Taxes Payable	(2,710)	(3,943)	4,712	5,058
Current Portion of Long Term Debt	-	-	-	-
Client Escrow Funds, ANV	-	-	-	-
Prepaid Rental Revenues, ANV	-	4,451	3,898	25,875
Total Adjustments	(4,659)	508	6,012	24,935

Net Cash provided (used) by operations	(2,602)	7,438	12,218	36,946

Cash Flows from financing activities:
Proceeds From:
Note Payable Crossfield:	-	-	650	2,080
Used For:			-
Long Term Debt, Subsidiary	-	(1,694)	(1,805)	(3,486)
Net Cash Flows used in Financing Activities:	-	(1,694)	(1,155)	(1,406)

Net Increase (decrease) in Cash	(2,602)	5,744	11,063	35,540

Cash Balance at beginning of Period	44,933	163,758	31,268	133,962
Cash Balance at End of Period	42,331	169,502	42,331	169,502

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

The Company maintains its cash in bank deposit accounts which, at December 31, 2009 did not exceed federally insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on such amounts.

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

NOTE 3 - MAJOR CUSTOMER:

The Company's subsidiary, Anton Nielsen Vojens, ApS has sales to two major customers who were non related parts. For the period ending December 31, 2009, June 30, 2009, and June 30, 2008 the major customer concentrations were as follows:

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

The Company's wholly owned subsidiary Anton Nielsen Vojens, ApS has a note payable with a bank. The original amount of the note was kr 750,000 Danish Krone (kr). The note is unsecured and uncollateralized, with a 7.00% interest rate and a 9 years left on the term. The balances on the note as of December 31, 2009 and December 31, 2008 were $92,108 and $108,241 respectively and the yearly payments are fixed at kr 75,000.

NOTE 6 - DUE TO AFFILIATE

Due to affiliate consisted of:

1) Advances payable to Crossfields, Inc., a related party, which are not collateralized, non-interest bearing, and payable upon demand, however, the Company did not expect to make payment within one year. During the 3 month period ended December 31, 2009 and 2008 the Company had borrowed nothing for both periods and had balances of $38,655 and $37,765 respectively, from affiliates and officers to meet expenses. The balances were not collateralized, were non-interest bearing and were payable on demand.

NOTE 7 - INCOME TAXES

As of December 31, 2009, the Company had federal and state net operating loss carryforwards of approximately $12,400,000 of which approximately $1,600,000 may be utilized to offset future taxable income. Section 382 of the Internal Revenue Code imposes substantial restrictions on the utilization of net operating loss and tax credit carryforwards when a change in ownership occurs. No deferred tax debits have been recorded because it is considered unlikely that they will be realized. The loss carryforwards will expire during the fiscal years ended June 30 as follows:

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

The Company maintains its cash in bank deposit accounts which, at December 31, 2009 did not exceed federally insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on such amounts.

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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDING DECEMBER 31, 2007 COMPARED TO 2006

Revenues: Revenues from operations for the three month period ending December 31, 2009 and December 31, 2008 were $10,078 and $9,375 respectively . The increase was attributable to the commercial real estate held by Anton Nielsen Vojens.

Selling, general and administrative expenses: SG&A expenses for the three month period ending December 31, 2009 and December 31, 2008 were $ 378 and $753 respectively. The expenses are attributable to ANV's operations.

Interest expense: Interest expenses for the three month period ending December 31, 2009 and December 31, 2008 were $1,666 and $1,692 respectively. Interest expenses flucuations are attributable to the foreign currency conversion to the US Dollar.

Other income (expense), net: Other income (expenses) net for the three month period ending December 31, 2009 and December 31, 2008 were $0 for both periods.

Net income (loss) attributed to common stockholders: Net loss and income for the three month period ending December 31, 2009 and December 31, 2008 attributed to common stockholders was $2,056 or $0.000 per share and $6,930, or $0.000 per share respectively.

Liquidity and capital resources: As of December 31, 2009 the Company had $42,331 in cash and cash equivalents and a working capital of $302,442 as compared to December 31, 2008 the Company had $174,812 in cash and cash equivalents and a working capital of $236,120. The change in cash is primarily due to the payments made on the debt of the acquisition of ANV and normal operations. The increase in the working capital is primarily related operations of ANV real estate and the reduction of debt associated with the ANV acquisition

Net cash from operating activities for three month period ending December 31, 2009 was (2,602), compared to net cash from operating activities as of December 31, 2008 was $7,438 . The net cash provided by operating activities was primarily due to the operations of ANV.

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

ITEM 4T. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded as of December 31, 2009 that our disclosure controls and procedures were effective at ensuring that the material information required to be disclosed in the Exchange Act reports is recorded, processed, summarized and reported as required in applicable SEC rules and forms.

During the quarter ended December 31, 2009, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II

ITEM 1: LEGAL PROCEEDINGS

There were no legal proceedings brought against the Company during this period.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

There were no reports filed on Form 8-K during the 3 month period ending December 31, 2009.

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

Date: February 5, 2010

/s/ Robert E. Wolfe /s/
------------------------------------------
Robert E. Wolfe, Chairman of the Board and
Chief Executive Officer and Principal
Financial Officer