Form 10-Q
period 2010-03-31
ADVANCED OXYGEN TECHNOLOGIES INC
filed 2010-05-06
CIK 352991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010
Or

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
As of May 5, 2010, there were 46,973,585 issued shares and 45,853,585 outstanding shares of Advanced Oxygen Technologies, Inc. common stock, $0.01 par value.

ADVANCED OXYGEN TECHNOLOGIES, INC.

 Table of Contents

INDEX
PART I
Item I: Financial Statements (unaudited)	Page
Unaudited consolidated Balance Sheet as of March 31, 2010 and June 30, 2009	1
Unaudited Consolidated Statement of Operations and Changes in Accumulated Deficit for the three months and Six months ended March 31, 2010 and March 31, 2009	3
Unaudited Consolidated Statement of Changes in Stockholders’ Equity and (Capital Deficiency) for the three months ended March 31, 2010 and March 31, 2009	4
Unaudited Consolidated Statement of Cash Flow for the three months ended March 31, 2010 and March 31, 2009	5
Notes to the Consolidated Financial Statements	6
Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3: Quantitative and Qualitative Disclosures about Market Risk	16
Item 4T: Controls and Procedures	16
PART II
Item 1: Legal Proceedings	18
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3: Defaults Upon Senior Securities	18
Item 4: Submission of Matters To a Vote of Security Holders	18
Item 5: Other Information	18
Item 6. Exhibits and Reports on Form 8-K	18
Signature	19
EXHIBIT 99.1 (A), 99.1(B) Certifications of Officers	EX 31
EXHIBIT 99.1 (C), 99.1(D) Certifications of Officers	EX 32

PART 1: FINANCIAL INFORMATION

   Item I: Consolidated Financial Statements for the three months ending March 31, 2010 (unaudited).

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY CONSOLATED BALANCE SHEETS
	March 31, 2009	June 30, 2009
ASSETS	Unaudited	Audited

CURRENT ASSETS
Cash	$ 44,754	$ 31,268
Accounts Receivable	5,283	5,283
Other Current Assets	-	-
	------------	------------
Total Current Assets	50,037	36,551

FIXED ASSETS
Land and buildings	650,000	650,000
	------------	------------
TOTAL ASSETS	$ 700,037	$ 686,551
	============	============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable	$ 20,523	$ 24,389
Current Portion of Long Term Debt	7,011	7,011
Note Payable	177,000	177,000
Payroll and sales taxes payable	47,894	42,115
Prepaid Rental Revenues	18,781	14,883
	------------	------------
Total current liabilities	271,209	265,398

Long Term Debt, subsidiary	82,748	86,902
Due to affiliate	40,266	38,015
	------------	------------
Total Long Term Debt	123,014	124,917

Total Liabilities	394,223	390,315

STOCKHOLDERS' DEFICIENCY -
Convertible preferred stock, Series 2, par value $0.01; authorized 10,000,000 shares; issued and outstanding 5,000 shares liquidating preference $25,000	50	50

Convertible preferred stock, Series 3, par value $0.01; authorized and issued, 1,670,000 shares	16,700	16,700

Convertible preferred stock, Series 4; issued and outstanding,	-	-

Convertible preferred stock, Series 5; issued, 1 share	-	-

Common stock, par value $0.01; authorized, 90,000,000 shares; issued 46,973,585 shares	469,736	469,736

Additional paid-in capital	20,497,769	20,497,769

Accumulated deficit	(20,671,155)	(20,680,735)

Less treasury stock, at cost
1,670,000 shares of convertible preferred stock, Series 3	(7,284)	(7,284)
1,120,000 shares of common stock	-	-

TOTAL SHAREHOLDERS EQUITY	305,816	296,236
	------------	------------
TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	$ 700,037	$ 686,551
	============	============
See accompanying notes to financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC.
Consolidated Statement of Operations and Changes in Accumulated Deficit

	3 Month Period Ending March, 31		9 Month Period Ending March 31,
	(Unaudited)		(Unaudited)
	2010	2009	2010	2009
Revenues
Real Estate Rental Income, subsidiary	9,482	26,924	29,163	46,203
Total Revenues	9,482	26,924	29,163	46,203

Cost of Sales
Cost of Sales, subsidiary	-	-	-	-
	========	========	========	========
Gross Profit	9,482	26,924	29,163	46,203

Expenses
Accounting Expense	-	-	5,997	-
Interest Expense	1,817	1,497	5,156	5,042
General & Administrative	2,193	1,786	6,364	6,560
Transfer Agent Expense	2,100	2,100	2,100	2,125
Total Expenses	6,110	5,383	19,597	13,727
	========	========	========	========
Income (loss) from Operations	3,372	21,541	9,566	32,476

Other Income (Expense)
Interest Income	-	-	14	1,076
Gain (loss) on Sale of Asset	-	-	-	-
Total Other Income (Expense)	-	-	14	1,076
	========	========	========	========
Net Income (Loss)	3,372	21,541	9,580	33,552

Accumulated Deficit
Beginning of Period	(20,667,783)	(20,740,851)	(20,680,735)	(20,752,862)
End of Period	(20,671,155)	(20,719,310)	(20,671,155)	(20,719,310)

Earnings per Share	0.000	0.000	0.000	0.000
See accompanying notes to financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

	9 Months ending	Year Ending
	March 31, 2010	June 30, 2009
	Unaudited	Audited
Common stock, par value $0.01, authorized, 90,000,000 shares;	-------------	-------------
issued, as follows:
Balance at beginning and end of period 46,973,585	$ 469,736	$ 469,736
	=============	=============
Additional paid in capital:
Balance at beginning and end of period	$ 20,497,769	$ 20,497,769
	=============	=============
Accumulated deficit:
Balance at beginning of period	$ (20,680,735)	$ (20,752,862)
Net income (loss) for the period	9,580	72,127
	-------------	-------------
Balance at end of period	$ (20,671,155)	$ (20,680,735)

Rounding:	-	-
	=============	=============
Other stockholders' deficiency accounts (no change during period)
Convertible preferred stock, net of treasury stock (see balance sheet )	$ 9,466	$ 9,466
	=============	=============
Stockholders' Equity (Deficiency) at end of period	$ 305,816	$ 296,236
	=============	=============
See accompanying notes to financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC.
Consolidated Statement of Cash Flow

	3 Month Period Ending March 31,		9 Month Period Ending March 31,
	(unaudited)		(unaudited)
	2010	2009	2010	2009
Cash flow from operating activities
Net Income (Loss)	3,372	21,541	9,580	33,552

Adjustments to reconcile net loss to cash provided by operations
Accounts Receivable & Value Added Tax Receivable	-	-	-	-
Accounts Payable and Accrued Expenses	(1,269)	2,100	(3,867)	45
Taxes Payable	1,067	1,801	5,779	2,916
Current Portion of Long Term Debt	-	(148,766)	-	(148,766)
Prepaid Rental Revenues, ANV	-	(19,643)	3,898	6,232
Total Adjustments	(202)	(142,967)	5,810	(106,021)

Net Cash provided (used) by operations	3,170	7,438	15,390	36,946

Cash Flows from financing activities:
Proceeds From:
Note Payable Crossfield:	1601	-	2,251	2,080
Used For:
Long Term Debt, Subsidiary	(2,349)	(1,756)	4,153)	(5,243)
Net Cash Flows used in Financing Activities:	(748)	(1,756)	(1,902)	(3,163)

Net Increase (decrease) in Cash	2,422	(144,723)	13,488	(109,183)

Cash Balance at beginning of Period	42,331	169,502	31,268	133,962
Cash Balance at End of Period	44,754	24,779	44,754	24,779

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

The Company maintains its cash in bank deposit accounts which, at March 31, 2010 did not exceed federally insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on such amounts.

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

In December 2007, the FASB issued ASC Topic 805 “Business Combinations”. ASC Topic 805 establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. ASC Topic 805 also provides guidance for recognizing and measuring the goodwill acquired in the business combination, requires that acquisition costs be expensed and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC Topic 805 was effective for acquisitions made after June 30, 2009.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification. The FASB Accounting Standards Codification (“ASC”) became the source of authoritative, non-governmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”). The FASB Accounting Standards Codification was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated results of operations and financial condition.

In June 2009, the FASB finalized SFAS No. 167, Amending FASB interpretation No. 46(R), which was later superseded by the FASB Codification and included in ASC topic 810, “Consolidation.” The provisions of ASC 810 provide guidance in determining whether an enterprise has a controlling financial interest in a variable interest entity. This determination identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance, and the obligation to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. This pronouncement also requires ongoing reassessments of whether an enterprise is the primary beneficiary and eliminates the quantitative approach previously required for determining the primary beneficiary. New provisions of this pronouncement are effective July 1, 2010. The Company does not expect that the adoption of this pronouncement will have a material effect on its financial statements as it has no involvement in variable interest entities.

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective for the Company beginning July 1, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The Company does not expect that the adoption of this pronouncement will have a material effect on its financial statements.

In January 2010, the FASB issued ASU No. 2010-6, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This update requires new disclosures for fair value measurements and provides clarification for existing disclosures requirements. The majority of the new disclosure requirements became effective for us on January 1, 2010. Certain of the disclosure requirements will be effective for us on January 1, 2011. As ASU No. 2010-6 only requires enhanced disclosures, the adoption of ASU No. 2010-6 did not have a material effect on our consolidated financial position, results of operations or cash flows and did not materially expand our financial statement footnote disclosures.

In April 2010, the FASB issued ASU No. 2010-13, Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASU No. 2010-13 clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The provisions of ASU No. 2010-13 will be effective for us on January 1, 2011. Early adoption is permitted. Adoption of the provisions of ASU No. 2010-13 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

NOTE 3 - MAJOR CUSTOMER:

The Company's subsidiary, Anton Nielsen Vojens, ApS has sales to two major customers who were non related parts. For the period ending March 31, 2010, June 30, 2009, and June 30, 2008 the major customer concentrations were as follows:

	Percent of Sales for the Period ending
	March 31,	June 30,
Customer	2010	2009	2008
A	100%	100%	100%
B	0%	0%	0%

Total Sales from Major Customers	100%	100%	100%

NOTE 4 - RELATED PARTY TRANSACTIONS ANTON NIELSEN VOJENS, ApS

The Company has borrowed funds from Crossfield, Inc., a related party, from time to time.

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

The Company's wholly owned subsidiary Anton Nielsen Vojens, ApS has a note payable with a bank. The original amount of the note was kr 750,000 Danish Krone (kr). The note is unsecured and uncollateralized, with a 7.00% interest rate and a 9 years left on the term. The balances on the note as of March 31, 2010 $89,758 and March 31, 2009 were $ and $110,343 respectively and the yearly payments are fixed at kr 75,000.

NOTE 6 - DUE TO AFFILIATE

Due to affiliate consisted of:

1) Advances payable to Crossfields, Inc., a related party, which are not collateralized, non-interest bearing, and payable upon demand, however, the Company did not expect to make payment within one year. During the 3 month period ended March 31, 2010 and 2009 the Company had borrowed $1,601 and $0 respectively and had balances of $40,266 and $37,765 respectively, from affiliates and officers to meet expenses. The balances were not collateralized, were non-interest bearing and were payable on demand.

NOTE 7 - INCOME TAXES

As of March 31, 2010, the Company had federal and state net operating loss carryforwards of approximately $12,400,000 of which approximately $1,600,000 may be utilized to offset future taxable income. Section 382 of the Internal Revenue Code imposes substantial restrictions on the utilization of net operating loss and tax credit carryforwards when a change in ownership occurs. No deferred tax debits have been recorded because it is considered unlikely that they will be realized. The loss carryforwards will expire during the fiscal years ended June 30 as follows:

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. (“GAAP”) and the Accounting Standards Codification ("ASC") requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Following are accounting policies that we believe are most important to the portrayal of our financial condition and results of operations and that require our most difficult judgments as a result of the need to make estimates and assumptions about the effects of matters that are inherently uncertain.

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

The Company maintains its cash in bank deposit accounts which, at March 31, 2010 did not exceed federally insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on such amounts.

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

In December 2007, the FASB issued ASC Topic 805 “Business Combinations”. ASC Topic 805 establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. ASC Topic 805 also provides guidance for recognizing and measuring the goodwill acquired in the business combination, requires that acquisition costs be expensed and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC Topic 805 was effective for acquisitions made after June 30, 2009.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification. The FASB Accounting Standards Codification (“ASC”) became the source of authoritative, non-governmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”). The FASB Accounting Standards Codification was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated results of operations and financial condition.

In June 2009, the FASB finalized SFAS No. 167, Amending FASB interpretation No. 46(R), which was later superseded by the FASB Codification and included in ASC topic 810, “Consolidation.” The provisions of ASC 810 provide guidance in determining whether an enterprise has a controlling financial interest in a variable interest entity. This determination identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance, and the obligation to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. This pronouncement also requires ongoing reassessments of whether an enterprise is the primary beneficiary and eliminates the quantitative approach previously required for determining the primary beneficiary. New provisions of this pronouncement are effective July 1, 2010. The Company does not expect that the adoption of this pronouncement will have a material effect on its financial statements as it has no involvement in variable interest entities.

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective for the Company beginning July 1, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The Company does not expect that the adoption of this pronouncement will have a material effect on its financial statements.

In January 2010, the FASB issued ASU No. 2010-6, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This update requires new disclosures for fair value measurements and provides clarification for existing disclosures requirements. The majority of the new disclosure requirements became effective for us on January 1, 2010. Certain of the disclosure requirements will be effective for us on January 1, 2011. As ASU No. 2010-6 only requires enhanced disclosures, the adoption of ASU No. 2010-6 did not have a material effect on our consolidated financial position, results of operations or cash flows and did not materially expand our financial statement footnote disclosures.

In April 2010, the FASB issued ASU No. 2010-13, Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASU No. 2010-13 clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The provisions of ASU No. 2010-13 will be effective for us on January 1, 2011. Early adoption is permitted. Adoption of the provisions of ASU No. 2010-13 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDING MARCH 31, 2010 COMPARED TO 2009

Revenues: Revenues from operations for the three month period ending March 31, 2010 and March 31, 2009 were $9,482 and $26,924 respectively . This was attributable to rental payments for the commercial real estate held by Anton Nielsen Vojens.

Selling, general and administrative expenses: SG&A expenses for the three month period ending March 31, 2010 and March 31, 2009 were $2,193 and $1,786 respectively. The expenses are attributable to ANV's operations.

Interest expense: Interest expense for the three month period ending March 31, 2010 and March 31, 2009 was $1,817 and $1,497 respectively. Interest expenses for 2009 are lower primarily due to the foreign currency adjustments of the US Dollar.

Other income (expense), net: Other income (expense) net for the three month period ending March 31, 2010 and March 31, 2009 was $14 and $0 respectively. Other income is completely associated with interest income.

Net income (loss) attributed to common stockholders: Net loss and income for the three month period ending March 31, 2010 and March 31, 2009 attributed to common stockholders was$ 3,372 or $0.0000 per share and $21,541, or $0.000 per share respectively.

Liquidity and capital resources: As of March 31, 2010 the Company had $44,754 of cash and cash equivalents and working capital of $305,814 as compared to March 31, 2009 the Company had $24,779 in cash and cash equivalents and a working capital of $257,661. The change in cash is primarily due to the payments made on the debt of the acquisition of ANV and normal operations. The increase in the working capital is primarily related operations of ANV real estate and the reduction of debt associated with the ANV acquisition

Net cash provided (used) by operating activities for three month period ending March 31, 2010 was $3,170 as compared to net cash from operating activities as of March 31, 2009 was $(142,967). The net cash used by operating activities was primarily due to the operations of ANV.

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

ITEM 4T. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded as of March 31, 2010 that our disclosure controls and procedures were effective at ensuring that the material information required to be disclosed in the Exchange Act reports is recorded, processed, summarized and reported as required in applicable SEC rules and forms.

During the quarter ended March 31, 2010, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II

ITEM 1: LEGAL PROCEEDINGS

There were no legal proceedings brought against the Company during this period.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

None

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

Date: May 5, 2010

/s/ Robert E. Wolfe /s/
------------------------------------------
Robert E. Wolfe, Chairman of the Board and
Chief Executive Officer and Principal
Financial Officer