Form 10-K
period 2010-06-30
ADVANCED OXYGEN TECHNOLOGIES INC
filed 2010-09-23
CIK 352991

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

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

Indicate by check mark if the registrant is not required to file reports pursuant to section 13 or Section 15(d) of the Act. Yes ☐  No ☑

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K(§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐  No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "an accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non Accelerated Filer	☐	Smaller Reporting Company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Check one: Yes ☐  No ☑

For the year ended June 30, 2010, Issuer's revenues were $46,964

The aggregate market value of Common Stock at June 30, 2010 held by non-affiliates approximated $121,057, based upon the average bid and asked prices for a share of Common Stock on that date. For purposes of this calculation, persons owning 10% or more of the shares of Common Stock are assumed to be affiliates, although such persons are not necessarily affiliates for any other purpose. As of June 30, 2010, there were 46,973,585 issued shares and 45,853,585 outstanding shares of the registrant's Common Stock, $.01 par value.

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

AOXY, incorporated in Delaware in 1981 under the name Aquanautics Corporation, was, from 1985 until May 1995, a development stage specialty materials company producing new oxygen control technologies. From May of 1995 through December of 1997 AOXY had minimal operations and was seeking funding for operations and companies to which it could merge or acquire. In March of 1998 AOXY began operations in California. From 1998 through 2000, the business consisted of producing and selling CD- ROMS for conference events, advertisement sales on the CD's, database management and event marketing all associated with conference events. From 2000 through March of 2003, the business consisted solely of database management. From 2003 through April 2005, the business operations were derived totally from the Company's wholly owned business, IP Service, ApS, a Danish IP security vulnerability company ("IP Service"). Since then, business operations have been solely derived from ANV.

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

ACQUISITION OR DISPOSITION OF ASSETS, 03/09/98.

On March 9, 1998, pursuant to an Agreement for Purchase and Sale of Specified Business Assets, a Promissory Note, and a Security Agreement all dated March 9, 1998, Advanced Oxygen Technologies, Inc. (the "Company") purchased certain tangible and intangible assets (the "Assets") including goodwill and rights under certain contracts, from Integrated Marketing Agency, Inc., a California Corporation ("IMA"). The assets purchased from IMA consisted primarily of furniture, fixtures, equipment, computers, servers, software and databases previously used by IMA in its full service telemarketing business. The purchase price of $2,000,000 consisted of delivery at closing by the Company of a $10,000 down payment, a Promissory Note in the amount of $550,000 payable to IMA periodically, with final payment due on April 10, 2000 and accruing compounded interest at a rate of nine percent (9%) per annum, and 1,670,000 shares of convertible, preferred stock, par value $.01 per share, of the Company (the "Preferred Stock"). The Preferred Stock is automatically convertible into shares of the Company's common stock, par value $.01 per shares (the "Common Stock"), on March 2, 2000, at a conversion rate which will depend on the average closing price of the Common Stock for a specified period prior thereto. The purchase price was determined based on the fair market value of the purchased assets. The down payment portion of the purchase price was drawn from cash reserves of the Company, and the cash required for payments due under the Promissory Note will be generated by future revenues from the Company's business.

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

COMPANY OBJECTIVE AND MISSION:

The Company currently shares its location with a related company of the President of the Company. The Company owns 100% of a subsidiary, Anton Nielsen Vojens, ApS ("ANV"). ANV owns and leases commercial real estate to StatOil AS, a Danish company. The lease expires in 2026. Through this lease, the Company believes that the operations of ANV will continue to produce revenues.

Upon the sale of the software Analyzt to SecurAs, Ltd., the Company entered into a royalty agreement with SecurAs until such time the entire purchase price of the sale has been paid. The Company does not expect royalty revenues from Securas prior to 2011 as the company is in the process of re-engineering the IP Service software.

The Company continues its efforts to raise capital to support operations and growth, and is actively searching acquisitions or mergers with another company that would complement the Company and increase its earnings potential.

COMPETITION:

The Company's subsidiary ANV revenues are currently derived from it lease revenues of its commercial real estate holding. With the global changes in the economies during the year ended June 30, 2010, the Company's' direct competition would be other vacant commercial real estate entities. The Company believes that there are no identifiable direct competitors .

CUSTOMERS:

The Company's subsidiary ANV currently has one customer, StatOil AS., Copenhagen Denmark.

EMPLOYEES:

As of June 30, 2010 the Company had a total of 2 employees.

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

WE ARE SUBJECT TO RISKS ASSOCIATED WITH FOREIGN CURRENCY

ANV is a Danish company with operations only in Denmark. During the year ended June 30, 2010 and 2009, foreign revenues accounted for 100% of our total revenue. As a result, we are subject to risks associated with generating revenue in multiple countries, including:

· increased time, effort and attention of our management to manage our foreign operations;

· balance sheet fluctuations.

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

WE ARE SUBJECT TO RISKS ASSOCIATED WITH OPERATIONS THAT HAVE A CONCENTRATION OF CUSTOMERS

ANV has only one customer. There is no guarantee that this customer will remain solvent, and or continue with the Company in the same manner as it is now. As such, if the Company were to loose this customer, 100% of its revenues would be lost.

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

ITEM 3. LEGAL PROCEEDINGS

During the period ending June 30, 2010, there were no new issued, pending or threatened legal actions.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the period ending June 30, 2010, there were no matters submitted to security holders for a vote.

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

Fiscal Year Ended June 30, 2010	High	Low
First Quarter	0.0075	0.004
Second Quarter	0.0067	0.0042
Third Quarter	0.009	0.0042
Fourth Quarter	0.015	0.0054
Fiscal Year Ended June 30, 2009	High	Low
First Quarter	0.009	0.002
Second Quarter	0.004	0.001
Third Quarter	0.003	0.001
Fourth Quarter	0.007	0.001

HOLDERS

At June 30, 2010 the company had 1,561 shareholders of record. At August 6, 2009, the closing bid price of the Company's Common Stock as reported by the National Quotation Bureau, Inc., was $0.0066

DIVIDENDS

We have not paid or declared any dividends on our common stock since our inception. Our Board of Directors does not expect to declare cash dividends on our common stock in the near future. We anticipate that we will retain our future earnings to finance the continuing development of our business.

RECENT SALES OF UNREGISTERED SECURITIES

During the year ended June 30, 2010, we had no issuances of unregistered securities.

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

Real Estate Accounting Principles:

The Company treats the valuation of its real estate in accordance with FASB Statement No. 157, Fair Value Measurements, which provides for the companies accounting valuation of real estate. Statement 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company has valued its real estate using the three valuation approaches defined in FASB Statement No. 157: The market approach, which uses observable prices and other relevant information derived from market transactions involving identical or comparable assets or liabilities, The income approach, which uses valuation technique to convert future benefits or costs, usually in the form of cash flows, into a present-value amount. Examples of an income approach include the discounted cash flow method and the direct capitalization method, and the cost approach, which uses estimates of the cost to replace an asset’s service capacity.

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

The Company maintains its cash in bank deposit accounts which, at June 30, 2010 did not exceed federally insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on such amounts.

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

Recently Issued Accounting Standards

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an Amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). The purpose of SFAS No. 155 is to simplify the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We believe the adoption of SFAS No. 155 did not have a material impact on our cash flows, results of operations, financial position or liquidity.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an Amendment of FASB Statement No. 140” (“SFAS No. 156”). SFAS No. 156 requires recognition of a servicing asset or a servicing liability each time an entity undertakes an obligation to service a financial asset by entering into a servicing contract. SFAS No. 156 also requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value and subsequently measured at fair value at each reporting date. SFAS No. 156 is effective as of the beginning of any entity’s first fiscal year that begins after September 15, 2006. We believe that the adoption of SFAS No. 156 did not have a material impact on our cash flows, results of operations, financial position or liquidity.

In June 2006, FASB issued FIN No. 48, “Accounting for Uncertainty Taxes”. The interpretation applies to all tax positions related to income taxes subject to FASB Statement No. 109, “Accounting for Income Taxes”. FIN No. 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold in determining if a tax position should be reflected in the financial statements. Only tax positions that meet the “more likely than not” recognition threshold may be recognized. The interpretation also provides guidance on classification, interest and penalties, accounting in interim periods, disclosure, and transition requirements for uncertain tax positions. FIN No. 48 was effective for the Company’s fiscal year ending June 30, 2007. We believe that there were no material tax positions that resulted in a material impact upon implementation of FIN No. 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This standard establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements already required or permitted by existing standards. SFAS No. 157 will be effective for the Company’s fiscal year ending June 30, 2010. The Company believes the requirements of SFAS No. 157 and have not a material impact on its financial condition and results of operations.

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

In February 2007, the FASB issued SFAS No 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 was effective for us on July 1, 2008. The Company believes that there was no material impact of adopting SFAS 159 on its financial position, cash flows and results of operations.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“FAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. FAS 165 is effective for interim and annual periods ending after June 15, 2009 and was effective for the Company beginning with its interim period ended June 30, 2009. Since FAS 165 at most requires additional disclosures, the Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification was effective for the Company in the interim periods ending September 30, 2009 and the Company believes that the adoption to had no material impact on its consolidated financial position, results of operations or cash flows.

RESULTS OF OPERATIONS 2010 COMPARED TO 2009

REVENUES. Revenues from operations were $46,964 in 2010 compared to $84,513 in 2009. The decrease was attributable to the Anton Nielsen Vojens' commercial real estate, the related adjustment in rental revenues associated with its lease revenues and fluctuations in foreign exchange.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses were $7,774 for 2010 compared to $6,846 for 2009. The expenses are attributable to ANV's normal operations.

INTEREST EXPENSE. Interest expense was $ 5,907 for 2010 compared to $7,318 for 2009. Interest expense for 2010 is lower due to currency fluctuations and the reduction of ANV's long term debt.

OTHER INCOME (EXPENSE), NET. Other income (expense), was $12 for 2010 compared to$3,903 for 2009. Other income from consists solely of interest income derived from ANV. The reduction is mainly due to the decrease in cash associated with paying debt.

NET INCOME (LOSS) ATTRIBUTED TO COMMON STOCKHOLDERS. Net income attributed to common stockholders was $18,243 or $0.0004 per share for 2010, as compared to $72,127 or $0.0015 per share for 2009.

LIQUIDITY AND CAPITAL RESOURCES. As of June 30, 2010 the Company had $21,120 of cash and cash equivalents and working capital of $189,479, compared to June 30, 2009 were the Company had $31,268 of cash and cash equivalents and working capital of $296,236. The change in cash is primarily due to the payments made on the debt associated with the acquisition of ANV and normal operations. The decrease in the working capital is primarily related to the reduction of value of the real estate associated with the ANV acquisition

Net cash used by operating activities for 2010 and 2009 was $10,148 and $102,695 respectively.

Net cash used in financing activities for 2010 and 2009 was $19,883 and $22,496 respectively. Net cash used in financing activities for both periods is related to the company's borrowings from officers and directors and the repayment of debt.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the last quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2010.

The effectiveness of our internal control over financial reporting as of June 30, 2010 has been audited by Horwath Revisorerne vmba 58 V.m.b.a, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Annual Report on Form 10K.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Set forth below is information regarding the Company's directors and executive officers, including information furnished by them as to their principal occupations for the last five years, other directorships held by them and their ages as of June 30, 2010. All directors are elected for one-year terms, which expire as of the date of the Company's annual meeting.

Name	Age	Position	Director Since:
Robert E. Wolfe	47	Chairman of the Board, CEO, and CFO	1997
Lawrence Donofrio	59	Director	2003

Robert Wolfe has been the Chairman and CEO for Advanced Oxygen Technologies Inc. since 1997. Concurrently he has been the President and CEO of Crossfield, Inc. and Crossfield Investments, llc , both corporate consulting companies. From 1992-1993 he was Vice President and partner for CFI, NY Ltd. A Subsidiary of Corporate Financial Investments, PLC, London.

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

Audit Committee Financial Expert

As of June 30, 2010, we do not have an audit committee financial expert, as that term is defined in Item 407(d)(5) of Regulation S-B, because at this time our current level of operations and the cost of retaining such a financial expert are prohibitive. The Board of Directors as a whole fulfilled the duties normally assigned to an audit committee.

Code of Ethics

As of June 30, 2010, we have a code of ethics that applies to our Principal Executive Officer and Principal Financial and Accounting Officer(s) and to all of our staff. While we are a small company we believe that our code of ethics directs the Company to practice its business ethical way.

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

ITEM 11. EXECUTIVE COMPENSATION

Robert Wolfe, Chairman and CEO has waived his $350,000 annual salary for the year ending June 30, 2010. No officer or director received any compensation from the Company during the last fiscal year. The Company paid no bonuses in the last three fiscal years ended June 30, 2010 to officers or other employees.

The following table sets forth the total compensation paid or accrued to its Chief Executive Officer and Chief Financial Officer, Robert E. Wolfe during the fiscal year ending June 30, 2010. There were no other corporate officers in any of the last three fiscal years.

EXECUTIVE COMPENSATION

Name	Yr.	Salary	Bonus	Other Compensation	Restricted Awards	LTIP Awards	Other
Robert E. Wolfe	2010	0	0	0	0	0	0

EMPLOYMENT AGREEMENTS

We do not currently have any oral or written employment contracts, severance or change-in-control agreements with any of our executive officers.

OPTION GRANTS DURING 1999; VALUE OF OPTIONS AT YEAR-END

The following tables set forth certain information covering the grant of options to the Company's Chief Executive Officer and Chief Financial Officer, Robert E. Wolfe during the fiscal year ended June 30, 2010 and unexercised options held as of that date. Mr. Wolfe did not exercise any options during fiscal 2010.

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

Issuable Shares

As of September 20, 1995, approximately 374,000 shares of Common Stock had been issued upon the exercise of options granted under the Option Plans, no shares of Common Stock were subject to outstanding options under the Options Plans and 626,000 shares of Common Stock were available for issuance under future option grants. From July 1, 1991 to September 20, 1995, options were granted at exercise prices ranging from $1.22 to $8.15 per share. The exercise price of each option was equal to 85% of the closing bid price of Company's Common Stock as reported on the NASDAQ Over the Counter Bulletin Board Exchange. Due to employee terminations, all options became void in August 1995. As of September 30, 2001 1,000,000 shares of Common Stock were available for issuance under future option grants were still available at June 30, 2010.

  Board of Directors Compensation

  As of June 30, 2010 the directors did not receive any compensation for serving as members of the Board.

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

  During the fiscal year ended June 30, 2010, no options were granted to non-employee Board members.

  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

  The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of June 30, 2010, by (i) all those known by the Company to be beneficial owners of more than 5% of its Common Stock; (ii) all directors; and (iii) all officers and directors of the Company as a group.

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

  Director Independence

  During the year ended June 30, 2010, Robert Wolfe and Lawrence Donofrio served as our directors and only Mr. Donofrio is an independent director as he has no ownership, employment, or business interaction with the Company. We are currently traded on the Over-the-Counter Bulletin Board or OTCBB. The OTCBB does not require that a majority of the Board be independent.

  ITEM 14. EXHIBITS AND REPORTS ON FORMS 8K,

  Reports filed on Form 8-K for the year ending June 30, 2010:

  None:

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

    Stock Acquisition Agreement of March 5, 2003 (Exhibit 1, contained herein): Pursuant to a stock acquisition agreement on March 05, 2003 Advanced Oxygen Technologies, Inc. (AOXY or the Buyer) purchased 100% of the issued and outstanding stock of IP Services, ApS (IP or the Company) from all of its owners (the Shareholders) for value of five hundred thousand dollars (Purchase Price). AOXY issued fourteen million shares of common stock and one share of preferred convertible stock to the Shareholders for payment and consideration of the Purchase Price.
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

  PART IV

  ITEM 15 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

  We have paid or expect to pay the following fees to Horwath Revisorerne vmba for work performed for the fiscal years ending June 30, 2010 and June 30, 2009 or attributable to Horwath Revisorerne vmba's audit of our June 30, 2010 and June 30, 2009 financial statements and Internal Control over Financial Reporting :

Audit Fees
year ending June 30,
	2010	2009	2008
Audit-Related Fees	$5,977	$5,660	$6,980
Tax and consulting Fees	$1,694	$2,830	$3,043
Other fees	-	-	-

  The aggregate fees billed include amounts for an interim review of Form 10-QSB, 10Q, review of SEC correspondence, the audit of the consolidated financial statements for 2009, and the Internal Control over Financial Reporting. Approximately 77% of the total hours spent on audit services for the Company for the year ended June 30, 2010, were spent by Horwath Revisorerne vmba.

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

  The board has reviewed the fees paid to Horwath Revisorerne vmba and has considered whether the fees paid for non-audit services are compatible with maintaining Horwath Revisorerne vmba's independence. The board has also adopted policies and procedures to approve audit and non-audit services provided in the fiscal year 2009 by Horwath Revisorerne vmba in accordance with the Sarbanes-Oxley Act and rules of the SEC promulgated thereunder. These policies and procedures involve annual pre-approval by the board of the types of services to be provided by our independent auditor and fee limits for each type of service on both a per-engagement and aggregate level. The board may additionally ratify certain de minimis services provided by the independent auditor without prior board approval, as permitted by the Sarbanes-Oxley Act and rules of the SEC promulgated thereunder.

  SIGNATURES

  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  (Registrant): ADVANCED OXYGEN TECHNOLOGIES, INC.

  Date: August 30, 2010

  By (Signature and Title):

  /s/ Robert E. Wolfe /s/

  Robert E. Wolfe, President

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Date: August 30, 2010

  By (Signature and title):

  /s/Lawrence Donofrio /s/

  Lawrence Donofrio, Director

  EXHIBIT F

FINANCIAL STATEMENTS AND REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY June 30, 2010 and 2009
Table of Contents
Page

Report of Independent Registered Public Accounting Firm for periods ending June 30, 2010 and 2009	F-2

Financial Statement

Balance Sheets as of June 30, 2010 and 2009	F-3

Consolidated Statements of Operations for the periods ending June 30, 2010 and 2009	F-4

Consolidated Statements of Stockholders' Equity (Capital Deficiency) for the periods ending June 30, 2010 and 2009	F-5

Consolidated Statements of Cash Flows for the periods ending June 30, 2010 and 2009	F-6

Notes to Consolidated Financial Statements	F-7

  REPORT OF INDEPENDENT REGISTRATED PUBLIC ACCOUNTING FIRM

  To the Board of Directors and Shareholders of Advanced Oxygen Technologies, Inc.

  We have audited the accompanying balance sheets of Advanced Oxygen Technologies, Inc. and subsidiary (the “Company”) as of June 30, 2010 and June 30, 2009 and the related consolidated statements of operations, changes in shareholders' equity (capital deficiency) and comprehensive income, and cash flows for each of the three year period ended June 30, 2010. We also have audited the Company’s internal control over financial reporting as of June 30, 2010 and June 30, 2009 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 8A. Our responsibility is to express an opinion on these financial statements and an opinion on the company's internal control over financial reporting based on our audits.

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

  In our opinion, the consolidated financial statements appearing under Item 8(a) present fairly, in all material respects, the financial position of Advanced Oxygen Technologies, Inc and its subsidiary as of June 30, 2010 and June 30, 2009 and the results of its operations and its cash flows for each of the three years in the period ending June 30, 2010, in conformity with accounting principles generally accepted in United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2010 and June 30, 2009 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 8A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.

  Copenhagen, August 30, 2010

  /s/ Horwath Revisorerne v.m.b.a.

  Hellerup, Denmark

  State Authorized Public Accountant

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY CONSOLATED BALANCE SHEETS
	As of June 30,
ASSETS	2010	2009

CURRENT ASSETS
Cash	$ 21,120	$ 31,268
Accounts Receivable	-	5,283
	------------	------------
Total Current Assets	21,120	36,551

FIXED ASSETS
Land and buildings	525,000	650,000
	------------	------------
TOTAL ASSETS	$ 546,120	$ 686,551
See accompanying notes to financial statements.	============	============
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$ 23,880	$ 24,389
Accrued Expenses	-	-
Current Portion of Long Term Debt	6,246	7,011
Note Payable	169,084	177,000
Payroll and sales taxes payable	42,949	42,115
Prepaid Rental Revenues	9,448	14,883
	------------	------------
Total current liabilities	251,607	265,398

Long Term Debt, subsidiary	68,576	86,902
Due to affiliate	36,458	38,015
	------------	------------
Total Long Term Debt	105,034	124,917

Total Liabilities	356,641	390,315

STOCKHOLDERS' DEFICIENCY -
Convertible preferred stock, Series 2, par value $0.01; authorized 10,000,000 shares; issued and outstanding 5,000 shares liquidating preference $25,000	50	50

Convertible preferred stock, Series 3, par value $0.01; authorized and issued, 1,670,000 shares	16,700	16,700

Convertible preferred stock, Series 4; issued and outstanding,	-	-

Convertible preferred stock, Series 5; issued, 1 share	-	-

Common stock, par value $0.01; authorized, 90,000,000 shares; issued 46,973,585 shares	469,736	469,736

Additional paid-in capital	20,497,769	20,497,769

Accumulated deficit	(20,787,492)	(20,680,735)

Less treasury stock, at cost
1,670,000 shares of convertible preferred stock, Series 3	(7,284)	(7,284)
1,120,000 shares of common stock	-	-

TOTAL SHAREHOLDERS EQUITY	189,479	296,236
	------------	------------
TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	$ 546,120	$ 686,551
	============	============
See accompanying notes to financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENT OF OPERATIONS
	As of June 30,
	2010	2009
Revenues

Real Estate Rentals	$ 34,711	$ 58,491
Foreign Exchange	12,253	26,022
	-------------	-------------
Total Revenues	$ 46,964	$ 84,513

Costs and Expenses
General & Administrative, ANV	7,940	1,186
Bad Debt Expense, ANV	5,115	-
Interest Expense, ANV	5,907	7,318
Professional expenses-corporate	7,671	5,660
Transfer Agent Expense	2,100	2,125
Total Costs and Expenses	28,733	16,289

	-------------	-------------
Income (loss) from operations before other income (expenses), and income tax expense	18,231	68,224

	-------------	-------------
Other income (expenses)
Net gain (loss) on Sale of Asset	-	-
Interest Income	-	-
Interest Income	12	3,903
	-------------	-------------
Total Other Income(expense)	12	3,903

Income tax expense	-	-
	-------------	-------------
NET INCOME (LOSS)	$ 18,243	$ 72,127

	=============	=============
Average number of shares outstanding	46,761,859	46,761,859

Net loss per share	$ 0.0004	$ 0.0015
	=============	=============
Diluted earnings (loss) have not been presented since the effect of the assumed conversion of the convertible preferred stock would have an anti-dilutive effect.
See accompanying notes to financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
Years ended June 30,

	2010	2009	2008
Common stock, par value $0.01, authorized, 90,000,000 shares;
issued, as follows:
Balance at beginning and end of year 46,973,585	$ 469,736	$ 469,736	$ 469,736
	=============	=============	=============
Additional paid in capital:
Balance at beginning and end of year	$ 20,497,769	$ 20,497,769	$ 20,497,769
	=============	=============	=============
Accumulated deficit:
Balance at beginning of year	$ (20,680,735)	$ (20,752,862)	$ (20,844,584)
Net income (loss) for the year	18,243	72,127	91,722
Increase (Decrease) in Value of Land & Buildings	(125,000)
	-------------	-------------	-------------
Balance at end of year	$ (20,787,492)	$ (20,680,735)	$ (20,752,862)
	=============	=============	=============
Other stockholders' deficiency accounts (no change during year)
Convertible preferred stock, net of treasury stock(see balance sheet )	$ 9,466	$ 9,466	$ 9,466
	=============	=============	=============
Stockholders' Equity (Deficiency) at end of year	$ 189,479	$ 296,236	$ 224,109
	=============	=============	=============
See accompanying notes to financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years Ended June 30,
	2010	2009
Cash flows from operating activities
Net income (loss)	$ 18,243	$ 72,127
Adjustments to reconcile net income to net cash

Changes in operating assets and liabilities
Accounts receivable	5,283	27
Other receivables and prepaid expenses	-	-
Accounts payable	(509)	2,625
Accrued Expenses	-	-
Payroll and sales taxes payable	833	2,344
Client Escrow Funds	-	-
Current Portion of long term debt	(765)	3,153
Note Payable	(7,915)	(148,766)
Prepaid Rental Revenues	(5,435)	(11,709)
	-------------	-------------
Net cash provided by (used in) operating activities	9,735	(80,199)
	-------------	-------------

Cash flow from financing activities:
Proceeds from:
Borrowing from officer-directors	2,431	2,330
Long term debt	-	-
Proceeds used for:
Long Term Debt, ANV	(18,326)	(24,826)
Long Term Debt, Crossfield	(3,988)	-
	-------------	-------------
Net cash provided by financing activities	(19,883)	(22,496)

NET (DECREASE) INCREASE IN CASH	(10,148)	(102,695)

Cash at beginning of year	31,268	133,962
	-------------	-------------
Cash at end of year	$ 21,120	$ 31,268
	=============	=============
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

  Subdivision and Sale of ANV Real Estate: Pursuant to an acquisition agreement ("Acquisition Agreement"), on March 3, 2006 Anton Nielsen Vojens ApS ("ANV"), a wholly owned subsidiary of Advanced Oxygen Technologies, Inc. ("AOXY") sub divided and sold a 3,300 M2 portion of its Vojens City property ('Property") for Two Million Three hundred Thousand Danish Krone (2.300.000 DKk) to Ejendomsselskabet Ostergade 67 ApS, a Danish company ("EO").

  Lines of Business:

  The Company through its wholly owned subsidiary ANV owns income producing commercial real estate leased to Statoil AS until 2026.

  NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Revenue Recognition:

  Recognition of rental income:

  Rental income for commercial property leases is recognized on a straight-line basis over the respective lease terms.

  Real Estate Accounting Principles:

  The Company treats the valuation of its real estate in accordance with FASB Statement No. 157, Fair Value Measurements, which provides for the companies accounting valuation of real estate. Statement 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company has valued its real estate using the three valuation approaches defined in FASB Statement No. 157: The market approach, which uses observable prices and other relevant information derived from market transactions involving identical or comparable assets or liabilities, The income approach, which uses valuation technique to convert future benefits or costs, usually in the form of cash flows, into a present-value amount. Examples of an income approach include the discounted cash flow method and the direct capitalization method, and the cost approach, which uses estimates of the cost to replace an asset’s service capacity.

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

  In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an Amendment of FASB Statement No. 140” (“SFAS No. 156”). SFAS No. 156 requires recognition of a servicing asset or a servicing liability each time an entity undertakes an obligation to service a financial asset by entering into a servicing contract. SFAS No. 156 also requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value and subsequently measured at fair value at each reporting date. SFAS No. 156 was effective as of the beginning of any entity’s first fiscal year that began after September 15, 2006. The Company believes that the adoption of SFAS No. 156 had no material impact on its cash flows, results of operations, financial position or liquidity.

  In June 2006, FASB issued FIN No. 48, “Accounting for Uncertainty Taxes”. The interpretation applies to all tax positions related to income taxes subject to FASB Statement No. 109, “Accounting for Income Taxes”. FIN No. 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold in determining if a tax position should be reflected in the financial statements. Only tax positions that meet the “more likely than not” recognition threshold may be recognized. The interpretation also provides guidance on classification, interest and penalties, accounting in interim periods, disclosure, and transition requirements for uncertain tax positions. FIN No. 48 was effective for the Company’s fiscal years ending from June 30, 2007. The Company believes that there have been no material tax positions that resulted in a material impact upon implementation of FIN No. 48.

  In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This standard establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements already required or permitted by existing standards. SFAS No. 157 was effective for the Company’s fiscal year ending June 30, 2009 and after. The Company believes that the implementation of SFAS No. 157 has had no material impact on its financial condition and results of operations.

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

  In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 was in effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have an impact on the Company’s consolidated financial statements.

  In February 2007, the FASB issued SFAS No 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 was effective for the Company on July 1, 2008. The Company believes that there was no material impact of adopting SFAS 159 on its financial position, cash flows and results of operations.

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

  NOTE 3 - MAJOR CUSTOMER:

  The Company's subsidiary, Anton Nielsen Vojens, ApS has sales to two major customers who were non related parts. For the period ending June 30, 2010 and June 30, 2009 the major customer concentrations were as follows:

	Percent of Sales for the Period ending June 30,
Customer	2010	2009
A	100%	100%
B	-	-

Total Sales from Major Customers	100%	100%

  NOTE 4 - RELATED PARTY TRANSACTIONS ANTON NIELSEN VOJENS, ApS

  The Company purchased Anton Nielsen Vojens ApS from a previous shareholder of the Company, Borkwood Development LTD ("Borkwood"). At the time of the acquisition, even though Borkwood was not a shareholder, a director of Borkwood was an officer of Anton Nielsen Vojens ApS. The Company had outstanding balances of long term debt to Borkwood Development LTD at June 30, 2010 and June 30, 2009 was $169,084 and $177,000 respectively.

  NOTE 5 - COMMITMENTS AND CONTINGENCIES:

  Commitments:

  The Company issued a promissory note ("Note") for $650,000, payable to the Borkwood Development Ltd, a previous shareholder of the Company ("Seller"), payable and amortized monthly and carrying a interest at 5% per year. The Company has the right to prepay the note at any time with a notice of 14 days. To secure the payment of principal and interest the Sellers will receive a perfect lien and security interest in the Shares in the company ANV until the note with accrued interest is paid in full., and, 2) In the case that the Note has not been repaid within 12 months from the day of closing the Sellers have the right to convert the debt to common stock of Advanced Oxygen Technologies, Inc. in an amount of non diluted shares calculated on the conversion Date, equal to the lesser of : a) Six hundred and Fifty thousand (650,000) or the Purchase Price minus the principal payments made by the buyer, which ever is greater, divided by the previous ten day closing price of AOXY as quoted on the national exchange, or b) Fifteen million shares, which ever is lesser. The Note has been extended until July 1, 2011 and interest waived through the period ending June 30, 2010.

  The Company's wholly owned subsidiary Anton Nielsen Vojens, ApS has a note payable with a bank. The original amount of the note was kr 750,000 Danish Krone (kr). The note is unsecured and uncollateralized, with a 7.00% interest rate and 8 years left on the term. The balances on the note as of June 30, 2010 and June 30, 2009 were $74,822 and $115,586 respectively and the yearly payments are fixed at kr 75,000. The value of the note reflect the currency adjustments. The table below summarizes the companies commitments going forward.

Advanced Oxygen Technologies, Inc. Commitments and Contingencies for the year Ending June 30, 2010
Year	Bank Note Amount in DKK	Bank Note Amount converted to $US Dollars at currency exchange rate at June 30, 2010	Borkwood Note Amount in $US Dollars	Total *
2011	DKK 75,000	$11,904	$169,084	$180,988
2012	DKK 75,000	$11,904		$11,904
2013	DKK 75,000	$11,904		$11,904
2014	DKK 75,000	$11,904		$11,904
2015	DKK 75,000	$11,904		$11,904
2016	DKK 75,000	$11,904		$11,904

  The amounts stated in this table reflect the Company's commitments in the currencies that those commitments were made and the total column is an estimate of what the US dollar amount would be if the currency rates did not change going forward.

  NOTE 6 - DUE TO AFFILIATE

  Due to affiliate consisted of:

  1) advances payable to Crossfields, Inc., a related party, which are not collateralized, non-interest bearing, and payable upon demand, however, the Company did not expect to make payment within one year. During the year ended June 30, 2010 and 2009 the Company paid back and borrowed $1,558 and $2,230 and had balances of $36,458 and $38,015 respectively , from affiliates and officers to meet expenses. The balances were not collateralized, were non-interest bearing and were payable on demand.

  NOTE 7 - INCOME TAXES

  As of June 30, 2010, the Company had federal and state net operating loss carryforwards of approximately $12,400,000 of which approximately $1,600,000 may be utilized to offset future taxable income. Section 382 of the Internal Revenue Code imposes substantial restrictions on the utilization of net operating loss and tax credit carryforwards when a change in ownership occurs. No deferred tax debits have been recorded because it is considered unlikely that they will be realized. The loss carryforwards will expire during the fiscal years ended June 30 as follows:

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