Form 10-Q
period 2010-12-31
ADVANCED OXYGEN TECHNOLOGIES INC
filed 2011-02-02
CIK 352991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2010
Or

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
As of January 28, 2011 there were 46,973,585 issued shares and 45,853,585 outstanding shares of Advanced Oxygen Technologies, Inc. common stock, $0.01 par value.

ADVANCED OXYGEN TECHNOLOGIES, INC.

 Table of Contents

INDEX
PART I
Item I: Financial Statements (unaudited)	Page
Unaudited consolidated Balance Sheet as of December 31, 2010 and June 30, 2010	1
Unaudited Consolidated Statement of Operations and Changes in Accumulated Deficit for the three months and six months ended December 31, 2010 and December 31, 2009	3
Unaudited Consolidated Statement of Changes in Stockholders’ Equity and (Capital Deficiency) for the three months ended December 31, 2010 and December 31, 2009	4
Unaudited Consolidated Statement of Cash Flow for the three months ended December 31, 2010 and December 31, 2009	5
Notes to the Consolidated Financial Statements	6
Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3: Quantitative and Qualitative Disclosures about Market Risk	16
Item 4: Controls and Procedures	16
PART II
Item 1: Legal Proceedings	18
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3: Defaults Upon Senior Securities	18
Item 4: Submission of Matters To a Vote of Security Holders	18
Item 5: Other Information	18
Item 6. Exhibits and Reports on Form 8-K	18
Signature	19
EXHIBIT 99.1 (A), 99.1(B) Certifications of Officers	EX 31
EXHIBIT 99.1 (C), 99.1(D) Certifications of Officers	EX 32

PART 1: FINANCIAL INFORMATION

   Item I: Consolidated Financial Statements for the three months ending December 31, 2010 (unaudited).
ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY CONSOLATED BALANCE SHEETS
	Unaudited as of December 31,	Audited as of June 30,
ASSETS	2010	2010

CURRENT ASSETS
Cash	$ 19,881	$ 21,120
	------------	------------
Total Current Assets	19,881	21,120

FIXED ASSETS
Land and buildings	525,000	525,000
	------------	------------
TOTAL ASSETS	$ 544,881	$ 546,120
See accompanying notes to financial statements.	============	============
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$ 23,880	$ 23,880
Accrued Expenses	(568)	-
Current Portion of Long Term Debt	6,246	6,246
Note Payable	169,084	169,084
Payroll and sales taxes payable	41,100	42,949
Prepaid Rental Revenues	9,448	9,448
	------------	------------
Total current liabilities	248,950	251,607

Long Term Debt, subsidiary	64,655	68,576
Due to affiliate	36,458	36,458
	------------	------------
Total Long Term Debt	101,113	105,034

Total Liabilities	350,063	356,641

STOCKHOLDERS' DEFICIENCY -
Convertible preferred stock, Series 2, par value $0.01; authorized 10,000,000 shares; issued and outstanding 5,000 shares liquidating preference $25,000	50	50

Convertible preferred stock, Series 3, par value $0.01; authorized and issued, 1,670,000 shares	16,700	16,700

Convertible preferred stock, Series 4; issued and outstanding,	-	-

Convertible preferred stock, Series 5; issued, 1 share	-	-

Common stock, par value $0.01; authorized, 90,000,000 shares; issued 46,973,585 shares	469,736	469,736

Additional paid-in capital	20,497,769	20,497,769

Accumulated deficit	(20,782,153)	(20,787,492)

Less treasury stock, at cost
1,670,000 shares of convertible preferred stock, Series 3	(7,284)	(7,284)
1,120,000 shares of common stock		-

TOTAL SHAREHOLDERS EQUITY	194,818	191,173
		------------
TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	$ 544,881	$ 546,120
	============	============
See accompanying notes to financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC.
Consolidated Statement of Operations and Changes in Accumulated Deficit

	3 Month Period Ending December, 31		6 Month Period Ending December 31,
	(Unaudited)		(Unaudited)
	2010	2009	2010	2009
Revenues
Real Estate Rental Income, subsidiary	9,843	10,078	19,957	19,681
Total Revenues	9,843	10,078	19,957	19,681

Cost of Sales
Cost of Sales, subsidiary	-	-	-	-
	========	========	========	========
Gross Profit	9,843	10,078	19,957	19,681

Expenses
Accounting Expense	-	5,977	8,257	5,977
Interest Expense	1,433	1,666	2,941	3,339
General & Administrative	1,496	379	3,436	4,173
Total Expenses		8,022		13,489
	========	========	========	========
Income (loss) from Operations	6,914	2,056	14,618	6,192

Other Income (Expense)
Interest Income	8	-	16	14
Gain (loss) on Sale of Asset	-	-	-	-
Total Other Income (Expense)	8	-	16	14
	========	========	========	========
Net Income (Loss)	6,922	2,056	5,339	6,206

Accumulated Deficit
Beginning of Period	(20,789,074)	(20,676,585)	(20,787,492)	(20,680,735)
End of Period	(20,782,153)	(20,674,529)	(20,782,153)	(20,674,529)

Earnings per Share	0.000	0.000	0.000	0.000
See accompanying notes to financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

	3 Months ending	Year Ending
	December 31, 2010	June 30, 2010
	Unaudited	Audited
Common stock, par value $0.01, authorized, 90,000,000 shares;	-------------	-------------
issued, as follows:
Balance at beginning and end of period 46,973,585	$ 469,736	$ 469,736
	=============	=============
Additional paid in capital:
Balance at beginning and end of period	$ 20,497,769	$ 20,497,769
	=============	=============
Accumulated deficit:
Balance at beginning of period	$ (20,789,074)	$ (20,680,735)
Net income (loss) for the period	6,922	18,243
	-------------	-------------
Balance at end of period	$ (20,782,153)	$ (20,787,492)

Rounding:	-	-
	=============	=============
Other stockholders' deficiency accounts (no change during period)
Convertible preferred stock, net of treasury stock (see balance sheet )	$ 9,466	$ 9,466
	=============	=============
Stockholders' Equity (Deficiency) at end of period	194,818	191,173
	=============	=============
See accompanying notes to financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC.
Consolidated Statement of Cash Flow

	3 Month Period Ending December 31,		6 Month Period Ending December 31,
	(unaudited)		(unaudited)
	2010	2009	2010	2009
Cash flow from operating activities
Net Income (Loss)	6,922	2,056	5,339	6,206

Adjustments to reconcile net loss to cash provided by operations
Accounts Receivable & Value Added Tax Receivable	-	-	-	-
Accounts Payable and Accrued Expenses	-	(1,948)	(568)	(2,598)
Taxes Payable	(1,929)	(2,710)	(2,089)	4,712
Current Portion of Long Term Debt	-	-	-	-
Client Escrow Funds, ANV	-	-	-	-
Prepaid Rental Revenues, ANV	-	-	-	3,898
Total Adjustments	(1,929)	(4,659)	(2,657)	6,012

Net Cash provided (used) by operations	4,993	(2,602)	2,682	12,218

Cash Flows from financing activities:
Proceeds From:
Note Payable Crossfield:	-	-	-	650
Used For:		-		-
Long Term Debt, Subsidiary	(1,951)	-	(3,920)	(1,805)
Net Cash Flows used in Financing Activities:	(1,951)	-	(3,920)	(1,155)

Net Increase (decrease) in Cash	3,042	(2,602)	(1,238)	11,063

Cash Balance at beginning of Period	16,839	44,933	21,120	31,268
Cash Balance at End of Period	19,881	42,331	19,881	42,331

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

The Company maintains its cash in bank deposit accounts which, at December 31, 2010 did not exceed federally insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on such amounts.

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

NOTE 3 - MAJOR CUSTOMER:

The Company's subsidiary, Anton Nielsen Vojens, ApS has sales to one customer who was a non related party. For the period ending December 31, 2010, June 30, 2010, and June 30, 2009 the major customer concentrations were as follows:

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

The Company's wholly owned subsidiary Anton Nielsen Vojens, ApS has a note payable with a bank. The original amount of the note was kr 750,000 Danish Krone (kr). The note is unsecured and uncollateralized, with a 7.00% interest rate and a 9 years left on the term. The balances on the note as of December 31, 2010 and December 31, 2009 were $70,901 and $92,108 respectively and the yearly payments are fixed at kr 75,000.

NOTE 6 - DUE TO AFFILIATE

Due to affiliate consisted of:

1) Advances payable to Crossfields, Inc., a related party, which are not collateralized, non-interest bearing, and payable upon demand, however, the Company did not expect to make payment within one year. During the 3 month period ended December 31, 2010 and 2009 the Company had borrowed $0 and $2,250 respectively and had balances of $36,458 and $38,665 respectively, from affiliates and officers to meet expenses. The balances were not collateralized, were non-interest bearing and were payable on demand.

NOTE 7 - INCOME TAXES

As of December 31, 2010, the Company had federal and state net operating loss carryforwards of approximately $12,400,000 of which approximately $1,600,000 may be utilized to offset future taxable income. Section 382 of the Internal Revenue Code imposes substantial restrictions on the utilization of net operating loss and tax credit carryforwards when a change in ownership occurs. No deferred tax debits have been recorded because it is considered unlikely that they will be realized. The loss carryforwards will expire during the fiscal years ended June 30 as follows:

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

The Company maintains its cash in bank deposit accounts which, at December 31, 2010 did not exceed federally insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on such amounts.

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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDING DECEMBER 2010 COMPARED TO 2009

Revenues: Revenues from operations for the three month period ending December 31, 2010 and December 31, 2009 were $9,851 and $10,078 respectively . They were attributable to rental payments for the commercial real estate held by Anton Nielsen Vojens and the fluctuation was due to currency value changes.

Selling, general and administrative expenses: SG&A expenses for the three month period ending December 31, 2010 and December 31, 2009 were $1,496 and $378 respectively. The expenses are attributable to ANV's operations.

Interest expense: Interest expense for the three month period ending December 31, 2010 and December 31, 2009 was $1,433 and $1,666 respectively. Interest expenses for 2010 are lower primarily due to the foreign currency adjustments of the US Dollar.

Other income (expense), net: Other income (expense) net for the three month period ending December 31, 2010 and December 31, 2009 was $8 and $0 respectively. Other income is completely associated with interest income.

Net income (loss) attributed to common stockholders: Net loss and income for the three month period ending December 31, 2010 and December 31, 2009 attributed to common stockholders was $6,922 and $2,056, or $0.000 per share respectively.

Liquidity and capital resources: As of December 31, 2010 the Company had $19,881 in cash and cash equivalents and a working capital of $194,818 as compared to December 31, 2009 the Company had $42,331 in cash and cash equivalents and a working capital of $302,442. The change in cash is primarily due to the payments made on the debt of the acquisition of ANV and normal operations. The decrease in the working capital is primarily related the operations of ANV real estate, real estate devaluation and the reduction of debt associated with the ANV acquisition

Net cash provided (used) by operating activities for three month period ending December 31, 2010 was 3,042 compared to net cash from operating activities as of December 31, 2009 was $(2,602). The net cash used by operating activities was primarily due to the operations of ANV.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded as of December 31, 2010 that our disclosure controls and procedures were effective at ensuring that the material information required to be disclosed in the Exchange Act reports is recorded, processed, summarized and reported as required in applicable SEC rules and forms.

During the quarter ended December 31, 2010, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II

ITEM 1: LEGAL PROCEEDINGS

On November 29, 2010 StatOil A/S filed a suite against the company for DKK 291,675.08. StatOil alledges that this amount is an overpayment that they made to ANV for rent. The Company will defend this action based on prior leases and agreements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

During the 3 month period ending December 31, 2010, the Company filed no reports on Form 8-K.

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

Date: February 2, 2011

/s/ Robert E. Wolfe /s/
------------------------------------------
Robert E. Wolfe, Chairman of the Board and
Chief Executive Officer and Principal
Financial Officer