Form 10-K/A
period 2010-06-30
ADVANCED OXYGEN TECHNOLOGIES INC
filed 2011-03-04
CIK 352991

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

RESULTS OF OPERATIONS 2010 COMPARED TO 2009

REVENUES. Revenues from operations were $46,964 in 2010 compared to $84,513 in 2009. The decrease was attributable to the Anton Nielsen Vojens' commercial real estate, land, in Vojens Denmark. ANV has leased ("Lease") the land. The Lease requires a yearly payment of 200,000 DKK (Danish Kroner) paid in quarterly installments ("Lease Payments") with yearly increases based on the Danish Consumer Price Index. For the periods from 2006 to 2008 the tenant made mistakes in their Lease Payments and made overpayments. The Company booked those overpayments as pre paid rents. In Jan 2009 the tenant and ANV agreed that ANV would repay half of the overpayments to tenant and the Company subsequently booked the additional pre-paid rent as income in 2009.

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

  PART IV

  ITEM 15 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

  The Company's auditor for the periods ending June 30, 2010 and June 30, 2009 was Horwath Revisorerne vmba. The Company's wholly own subsidiary's local Danish accountant is IN-REVISION STATSAUTORISEREDE REVISORER A/S, Gersonsvej 7, 2900 Hellerup. They have performed work for ANV that included tax work and Danish Standards auditing work on ANV's yearly balance sheet and the profit/loss statement for the Danish Tax Authority and the Danish Ministry of Commerce.We have paid or expect to pay the following fees to Horwath Revisorerne vmba for work performed for the fiscal years ending June 30, 2010 and June 30, 2009 or attributable to Horwath Revisorerne vmba's audit of our June 30, 2010 and June 30, 2009 financial statements and Internal Control over Financial Reporting :

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

  Copenhagen, August 30, 2010

  /s/ Horwath Revisorerne v.m.b.a.

  Hellerup, Denmark

  State Authorized Public Accountant

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY CONSOLATED BALANCE SHEETS
	As of June 30,
ASSETS	2010	2009

CURRENT ASSETS
Cash	$ 21,120	$ 31,268
Accounts Receivable	-	5,283
	------------	------------
Total Current Assets	21,120	36,551

FIXED ASSETS
Land and buildings	525,000	650,000
	------------	------------
TOTAL ASSETS	$ 546,120	$ 686,551
See accompanying notes to financial statements.	============	============
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$ 23,880	$ 24,389
Accrued Expenses	-	-
Current Portion of Long Term Debt	6,246	7,011
Note Payable	169,084	177,000
Payroll and sales taxes payable	42,949	42,115
Prepaid Rental Revenues	9,448	14,883
	------------	------------
Total current liabilities	251,607	265,398

Long Term Debt, subsidiary	68,576	86,902
Due to affiliate	36,458	38,015
	------------	------------
Total Long Term Debt	105,034	124,917

Total Liabilities	356,641	390,315

STOCKHOLDERS' DEFICIENCY -
Convertible preferred stock, Series 2, par value $0.01; authorized 10,000,000 shares; issued and outstanding 5,000 shares liquidating preference $25,000	50	50

Convertible preferred stock, Series 3, par value $0.01; authorized and issued, 1,670,000 shares	16,700	16,700

Convertible preferred stock, Series 4; issued and outstanding,	-	-

Convertible preferred stock, Series 5; issued, 1 share	-	-

Common stock, par value $0.01; authorized, 90,000,000 shares; issued 46,973,585 shares	469,736	469,736

Additional paid-in capital	20,497,769	20,497,769

Accumulated deficit	(20,787,492)	(20,680,735)

Less treasury stock, at cost
1,670,000 shares of convertible preferred stock, Series 3	(7,284)	(7,284)
1,120,000 shares of common stock	-	-

TOTAL SHAREHOLDERS EQUITY	189,479	296,236
	------------	------------
TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	$ 546,120	$ 686,551
	============	============
See accompanying notes to financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENT OF OPERATIONS
	As of June 30,
	2010	2009
Revenues

Real Estate Rentals	$ 34,711	$ 58,491
Foreign Exchange	12,253	26,022
	-------------	-------------
Total Revenues	$ 46,964	$ 84,513

Costs and Expenses
General & Administrative, ANV	7,940	1,186
Bad Debt Expense, ANV	5,115	-
Interest Expense, ANV	5,907	7,318
Professional expenses-corporate	7,671	5,660
Transfer Agent Expense	2,100	2,125
Total Costs and Expenses	28,733	16,289

	-------------	-------------
Income (loss) from operations before other income (expenses), and income tax expense	18,231	68,224

	-------------	-------------
Other income (expenses)
Write down of Land & Buildings	(125,000)	-
Interest Income	-	-
Interest Income	12	3,903
	-------------	-------------
Total Other Income(expense)	(124,988)	3,903

Income tax expense	-	-
	-------------	-------------
NET INCOME (LOSS)	$ (106,757)	$ 72,127

	=============	=============
Average number of shares outstanding	46,761,859	46,761,859

Net loss per share	$ 0.0004	$ 0.0015
	=============	=============
Diluted earnings (loss) have not been presented since the effect of the assumed conversion of the convertible preferred stock would have an anti-dilutive effect.
See accompanying notes to financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
Years ended June 30,

	2010	2009	2008
Common stock, par value $0.01, authorized, 90,000,000 shares;
issued, as follows:
Balance at beginning and end of year 46,973,585	$ 469,736	$ 469,736	$ 469,736
	=============	=============	=============
Additional paid in capital:
Balance at beginning and end of year	$ 20,497,769	$ 20,497,769	$ 20,497,769
	=============	=============	=============
Accumulated deficit:
Balance at beginning of year	$ (20,680,735)	$ (20,752,862)	$ (20,844,584)
Net income (loss) for the year	(106,757)	72,127	91,722

	-------------	-------------	-------------
Balance at end of year	$ (20,787,492)	$ (20,680,735)	$ (20,752,862)
	=============	=============	=============
Other stockholders' deficiency accounts (no change during year)
Convertible preferred stock, net of treasury stock(see balance sheet )	$ 9,466	$ 9,466	$ 9,466
	=============	=============	=============
Stockholders' Equity (Deficiency) at end of year	$ 189,479	$ 296,236	$ 224,109
	=============	=============	=============
See accompanying notes to financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years Ended June 30,
	2010	2009
Cash flows from operating activities
Net income (loss)	$ (106,757)	$ 72,127
Adjustments to reconcile net income to net cash

Changes in operating assets and liabilities
Accounts receivable	5,283	27
Write down of Land & Buildings	125,000	-
Accounts payable	(509)	2,625
Accrued Expenses	-	-
Payroll and sales taxes payable	833	2,344
Client Escrow Funds	-	-
Current Portion of long term debt	(765)	3,153
Note Payable	(7,915)	(148,766)
Prepaid Rental Revenues	(5,435)	(11,709)
	-------------	-------------
Net cash provided by (used in) operating activities	9,735	(80,199)
	-------------	-------------

Cash flow from financing activities:
Proceeds from:
Borrowing from officer-directors	2,431	2,330
Long term debt	-	-
Proceeds used for:
Long Term Debt, ANV	(18,326)	(24,826)
Long Term Debt, Crossfield	(3,988)	-
	-------------	-------------
Net cash provided by financing activities	(19,883)	(22,496)

NET (DECREASE) INCREASE IN CASH	(10,148)	(102,695)

Cash at beginning of year	31,268	133,962
	-------------	-------------
Cash at end of year	$ 21,120	$ 31,268
	=============	=============
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

  Lines of Business:

  The Company, through its wholly owned subsidiary ANV owns income producing commercial real estate leased until 2026. The real estate consists solely of the land with no buildings or improvements ("Land"). All improvements on the Land are those of the tenant.

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

  Real Estate Investments

  Depreciation and Amortization

  Real estate costs related to the acquisition and improvement of properties are capitalized and amortized over the expected useful life of the asset on a straight-line basis. Repair and maintenance costs are charged to expense as incurred and significant replacements and betterments are capitalized. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset. The Company considers the period of future benefit of an asset to determine its appropriate useful life. The Company anticipates the estimated useful lives of its assets by class to be generally as follows: land improvements—three to 40 years, buildings and building improvements—three to 40 years, and furniture and equipment—one to 20 years.

  Impairment of Real Estate Investments

  The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate investments may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate investments may not be recoverable, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of its real estate investments through its undiscounted future cash flows and the eventual disposition of the investment. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of its real estate investments, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of its real estate investments. The Company recorded an impairment loss on its real estate investments during the period from the June 30, 2009 to June 30, 2010 (see Note 4)

  Interest Recognition on Notes Receivable

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

  NOTE 4 - LAND AND BUILDINGS :

  The Land owned by the Company's wholly owned subsidiary constitutes the largest asset of the Company. During the period ending June 30, 2010 the Company wrote down the value of the Land $125,000 due to the fluctuation in the currency of the dollar. The value of the Land of the Company was as follows:

	Value of Land, June 30,
	2010	2009
US Dollars	$525,000	$650,000

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

  NOTE 6 - COMMITMENTS AND CONTINGENCIES:

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