Form 10-Q/A
period 2010-09-30
ADVANCED OXYGEN TECHNOLOGIES INC
filed 2011-03-07
CIK 352991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q/A

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

EXPLANATORY NOTE

Advanced Oxygen Technologies, Inc. (the Registrant) is filing this amendment (the Form 10-Q/A) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (the Form 10-Q), filed with the U.S. Securities and Exchange Commission on November 5, 2010. The addition items and correction include:

1) The Form 10-Q did not state clearly and thoroughly the nature of its commercial real estate and significant factors that could affect the real estate. Additional notes regarding the Registrant's land and real estate holdings have been included in this Form 10-Q/A which more thoroughly describes the nature of the real estate and factors affecting it. These additional notes have caused renumbering of the Notes in the Form 10-Q/A.

2) The Form 10-Q incorrectly stated 2 values in the "Note 6: Due to Affiliate" of the Financial Statements. The Form 10-Q incorrectly stated, that during the 3 month period ended September 30, 2010 the Company had borrowed $++++ and had a balance of $++++++ from affiliates and officers to meet expenses. The Form 10-Q/A correctly states that during the 3 month period ended September 30, 2010 the Company had borrowed $0 and had a balances of $36,458 from affiliates and officers to meet expenses.

Except as specifically noted above, this Form 10-Q/A does not modify or update disclosures in the original Form 10-Q. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update any related or other disclosures.

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

Impairment of Real Estate Investments

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate investments may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate investments may not be recoverable, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of its real estate investments through its undiscounted future cash flows and the eventual disposition of the investment. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of its real estate investments, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of its real estate investments. The Company recorded no impairment loss on its real estate investments during the period from the July 1, 2010 to September 30, 2010 .

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

NOTE 4 - LAND AND BUILDINGS :

The Land owned by the Company's wholly owned subsidiary constitutes the largest asset of the Company. During the period ending September 30, 2010 the Company recorded no change in the value of the Land. The value of the Land of the Company was as follows:
	Value of Land,
		June 30,
	September 30, 2010	2010	2009
US Dollars	$525,000	$525,000	$650,000

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

NOTE 7 - DUE TO AFFILIATE

Due to affiliate consisted of: Advances payable to Crossfields, Inc., a related party, which are not collateralized, non-interest bearing, and payable upon demand, however, the Company did not expect to make payment within one year. During the 3 month period ended September 30, 2010 and 2009 the Company had borrowed $0 and $650 respectively and had balances of $36,458 and $38,665 respectively, from affiliates and officers to meet expenses. The balances were not collateralized, were non-interest bearing and were payable on demand.

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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDING SEPTEMBER 30, 2010 COMPARED TO 2009

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

Date: March 4, 2011

/s/ Robert E. Wolfe /s/
------------------------------------------
Robert E. Wolfe, Chairman of the Board and
Chief Executive Officer and Principal
Financial Officer