Form 10-Q/A
period 2010-12-31
ADVANCED OXYGEN TECHNOLOGIES INC
filed 2011-03-07
CIK 352991

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

EXPLANATORY NOTE

Advanced Oxygen Technologies, Inc. (the Registrant) is filing this amendment (the Form 10-Q/A) to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2010 (the Form 10-Q), filed with the U.S. Securities and Exchange Commission on February 2, 2011. The Form 10-Q did not state clearly and thoroughly the nature of its commercial real estate and significant factors that could affect the real estate. Additional notes regarding the Registrant's land and real estate holdings have been included in this Form 10-Q/A which more thoroughly describes the nature of the real estate and factors affecting it. These additional notes have caused renumbering of the Notes in the Form 10-Q/A.

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

Impairment of Real Estate Investments

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate investments may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate investments may not be recoverable, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of its real estate investments through its undiscounted future cash flows and the eventual disposition of the investment. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of its real estate investments, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of its real estate investments. The Company recorded no impairment loss on its real estate investments during the period from the October 1, 2010 to December 31, 2010 .

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

NOTE 4 - LAND AND BUILDINGS :

The Land owned by the Company's wholly owned subsidiary constitutes the largest asset of the Company. During the period ending Septmber 30, 2010 the Company recorded no change in the value of the Land. The value of the Land of the Company was as follows:
	Value of Land,
		June 30,
	December 30, 2010	2010	2009
US Dollars	$525,000	$525,000	$650,000

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