Form 10-K/A
period 2010-06-30
ADVANCED OXYGEN TECHNOLOGIES INC
filed 2011-06-01
CIK 352991

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 2
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

EXPLANATORY NOTE

Advanced Oxygen Technologies, Inc. (the Registrant) is filing this second amendment (the Form 10-K/A) to our Annual Report on Form 10-K for the year ended June 30, 2010 (the Form 10-K), filed with the U.S. Securities and Exchange Commission on September 23, 2010. This amendment reflects all changes made to the Annual Report on Form 10-K for the year ended June 30, 2010.

This Form 10-K/A includes the Auditors new opinion, dated March 4, 2011 which was not included in the Form 10-K/A (amendment No.1) previously filed by the Registrant..

This Form 10-K/A includes an explanatory note which was not included in the Form 10-K/A (amendment No.1) previously filed by the Registrant.

The Form 10-K did not state clearly and thoroughly the nature of its commercial real estate, significant factors that could affect, and the treatment for real estate qualified for depreciation, amortization, and impairment. Additional notes regarding the Registrant's land and real estate holdings and the Registrant's treatment of depreciation, amortization and impairment have been included in this Form 10-K/A which more thoroughly describes the nature of the real estate and factors affecting it. These additional notes have caused renumbering of the Notes in the Form 10-K/A.

The Form 10-K did not state clearly and thoroughly explain the change in the revenues from operations in 2010 compared to 2009. Additional notes regarding the Registrant's revenues and operations have been included in this Form 10-K/A which more thoroughly describes the nature of the change in the revenues and factors affecting it.

The Form 10-K did not state clearly and thoroughly explain the auditors and accountants that the Company retained and their related roles. Additional notes regarding the Registrant's auditors have been included in this Form 10-K/A which more thoroughly describes the nature and amount of their work.

The Form 10-K did not treat the write down of the Real Estate as an income(loss) item. The write down was included in the consolidated statement of operations in this Form 10-K/A which treats the write down as an income(loss) item.

Except as specifically noted above, this Form 10-K/A does not modify or update disclosures in the original Form 10-K. Accordingly, this Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update any related or other disclosures.

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

  Date: March 4, 2011

  By (Signature and Title):

  /s/ Robert E. Wolfe /s/

  Robert E. Wolfe, President

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Date: March 4, 2011

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

  Copenhagen, March 4, 2011

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