Form 10-K/A
period 2011-06-30
ADVANCED OXYGEN TECHNOLOGIES INC
filed 2011-10-04
CIK 352991

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1
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

EXPLANATORY NOTE

Advanced Oxygen Technologies, Inc. (the Registrant) is filing this amendment (the Form 10-K/A) to our Annual Report on Form 10-K for the year ended June 30, 2011 (the Form 10-K), filed with the U.S. Securities and Exchange Commission on September 30, 2011. This amendment reflects all changes made to the Annual Report on Form 10-K for the year ended June 30, 2011.

The Submission of Form 10-K on September 30, 2011 included XBRL exhibits which were not accepted by the Edgar Filing system. This amendment includes the correctly formated XBRL documents.

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