Form 10-Q
period 2012-09-30
ADVANCED OXYGEN TECHNOLOGIES INC
filed 2012-11-07
CIK 352991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012
Or

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
As of November 3, 2012, there were 46,973,585 issued shares and 45,853,585 outstanding shares of Advanced Oxygen Technologies, Inc. common stock, $0.01 par value.

ADVANCED OXYGEN TECHNOLOGIES, INC.

 Table of Contents

INDEX
PART I
Item I: Financial Statements (unaudited)	Page
Unaudited consolidated Balance Sheet as of September 30, 2012 and June 30, 2011	1
Unaudited Consolidated Statement of Operations and Changes in Accumulated Deficit for the three months ended September 30, 2012 and September 30, 2011	3
Unaudited Consolidated Statement of Changes in Stockholders’ Equity and (Capital Deficiency) for the three months ended September 30, 2012 and September 30, 2011	4
Unaudited Consolidated Statement of Cash Flow for the three months ended September 30, 2012 and September 30, 2011	5
Notes to the Consolidated Financial Statements	6
Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3: Quantitative and Qualitative Disclosures about Market Risk	16
Item 4: Controls and Procedures	16
PART II
Item 1: Legal Proceedings	18
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3: Defaults Upon Senior Securities	18
Item 4: Submission of Matters To a Vote of Security Holders	18
Item 5: Other Information	18
Item 6. Exhibits and Reports on Form 8-K	18
Signature	19
EXHIBIT 99.1 (A), 99.1(B) Certifications of Officers	EX 31
EXHIBIT 99.1 (C), 99.1(D) Certifications of Officers	EX 32

PART 1: FINANCIAL INFORMATION

   Item I: Consolidated Financial Statements for the three months ending September 30, 2012 (unaudited).
ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY CONSOLATED BALANCE SHEETS
	Unaudited as of September 30,	Audited as of June 30,
ASSETS	2012	2012	2011

CURRENT ASSETS
Cash	$ -	$ -	$ 24,410
Accounts Receivable, Related Party	-	-	7,547
	------------	------------	------------
Total Current Assets	-	-	31,957

FIXED ASSETS
Land and buildings	559,322	559,322	622,642
	------------	------------	------------
TOTAL ASSETS	$ 559,322	$ 559,322	$ 654,599
See accompanying notes to financial statements.	============	============	============
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$ 6,157	$ 9,547	$ 9,425
Current Bank Liability	2,642	232	-
Current Portion of Long Term Debt	7,119	7,119	7,925
Note Payable, Affiliate	-	3,390	-
Note Payable	122,726	136,285	165,976
Payroll and sales taxes payable	68,179	67,682	93,105
Prepaid Rental Revenues	-	1,294	10,874
	------------	------------	------------
Total current liabilities	206,823	225,549	287,305

Long Term Debt, subsidiary	52,366	54,469	69,820
Due to affiliate	40,268	40,268	38,793
	------------	------------	------------
Total Long Term Debt	92,634	94,737	108,613

Total Liabilities	299,457	320,286	395,919

STOCKHOLDERS' DEFICIENCY -
Convertible preferred stock, Series 2, par value $0.01; authorized 10,000,000 shares; issued and outstanding 5,000 shares liquidating preference $25,000	50	50	50

Convertible preferred stock, Series 3, par value $0.01; authorized and issued, 1,670,000 shares	16,700	16,700	16,700

Convertible preferred stock, Series 4; issued and outstanding,	-	-	-

Convertible preferred stock, Series 5; issued, 1 share	-	-	-

Common stock, par value $0.01; authorized, 90,000,000 shares; issued 46,973,585 shares	469,736	469,736	469,736

Additional paid-in capital	20,497,769	20,497,769	20,497,769

Accumulated deficit	(20,717,106)	(20,737,935)	(20,718,292)

Less treasury stock, at cost
1,670,000 shares of convertible preferred stock, Series 3	(7,284)	(7,284)	(7,284)
1,120,000 shares of common stock	-	-	-

TOTAL SHAREHOLDERS EQUITY	259,865	239,036	258,679
	------------	------------	------------
TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	$ 559,322	$ 559,322	$ 654,598
	============	============	============
See accompanying notes to financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC.
Consolidated Statement of Operations and Changes in Accumulated Deficit

	3 Month Period Ending September 30,		12 Month Period Ending June 30,
	(Unaudited)		(Audited)
	2012	2011	2012
Revenues
Real Estate Rental Income, subsidiary	26,471	10,561	39,247
Foreign Exchange Income	-	-	18,598
Total Revenues	26,471	10,561	57,845

Cost of Sales
Cost of Sales, subsidiary	-	-	-
	========	========	========
Gross Profit	26,471	10,561	41,923

Expenses
Accounting Expense	-	-	7,547
Interest Expense	1,118	1,400	4,772
General & Administrative	4,525	4,899	7,842
Taxes	-	-	-
Transfer Agent Expenses	-	-	2,100
Total Expenses	5,643	6,299	22,261
	========	========	========
Income (loss) from Operations	20,828	4,262	35,584

Other Income (Expense)
Interest Income	-	36	42
Foreign Exchange gain (loss) of Land and Buildings	-	-	(63,319)
Vendor Debt Write Down	-	-	8,050
Total Other Income (Expense)	-	36	(55,269)
	========	========	========
Net Income (Loss)	20,828	4,298	(19,643)

Accumulated Deficit
Beginning of Period	(20,737,935)	(20,718,292)	(20,718,292)
End of Period	(20,717,106)	(20,713,994)	(20,737,935)

Earnings per Share	0.0005	0.000	(0.0004)
See accompanying notes to financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

	3 Months ending		Year Ending
	September 30,		June 30,
	2012	2011	2012
	Unaudited	Unaudited	Audited
Common stock, par value $0.01, authorized, 90,000,000 shares;	-------------	-------------	-------------
issued, as follows:
Balance at beginning and end of period 46,973,585	$ 469,736	$ 469,736	$ 469,736
	=============	=============	=============
Additional paid in capital:
Balance at beginning and end of period	$ 20,497,769	$ 20,497,769	$ 20,497,769
	=============	=============	=============
Accumulated deficit:
Balance at beginning of period	$ (20,737,935)	$ (20,718,292)	$ (20,718,292)
Net income (loss) for the period	20,828	4,298	(19,643)
	-------------	-------------	-------------
Balance at end of period	(20,717,106)	$ (20,713,994)	$ (20,737,935)

Rounding:	-	-	(1)
	=============	=============	=============
Other stockholders' deficiency accounts (no change during period)
Convertible preferred stock, net of treasury stock (see balance sheet )	$ 9,466	$ 9,466	$ 9,466
	=============	=============	=============
Stockholders' Equity (Deficiency) at end of period	259,865	262,978	258,679
	=============	=============	=============
See accompanying notes to financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC.
Consolidated Statement of Cash Flow

	3 Month Period Ending September 30		12 Month Period Ending June 30
	(unaudited)		(audited)
	2012	2011	2012
Cash flow from operating activities
Net Income (Loss)	20,828	4,298	(19,643)

Adjustments to reconcile net loss to cash provided by operations	-	-	-
Accounts Receivable & Value Added Tax Receivable	-	7,547	7,547
Accounts Payable and Accrued Expenses	(3,390)	(5,371)	122
Current Portion of Long Term Debt	-	-	(806)
Note Payable	(16,949)	6,604	(26,301)
Taxes Payable	497	(2,383)	(25,424)
Prepaid Rental Revenues, ANV	(1,294)	-	(9,580)
Write up of Land & Buildings	-	-	63,319
Current Bank Liability	2,410	-	232
Total Adjustments	(18,726)	6,451	9,109

Net Cash provided (used) by operations	2,102	10,749	(10,766)

Cash Flows from financing activities:
Proceeds From:
Note Payable, Crossfield	-	-	1,475
Proceeds Used For:
Long Term Debt	(2,102)	(2,176)	(15,352
Net Cash Flows used in Financing Activities:	(2,102)	(2,176)	(13,877)

Net Increase (decrease) in Cash	-	8,573	(26,642)

Cash Balance at beginning of Period	-	24,410	24,410
Cash Balance at End of Period	-	32,983	(232)

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

The Company maintains its cash in bank deposit accounts which, at September 30, 2012 did not exceed federally insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on such amounts.

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

Recently Issued Accounting Standards

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments" an Amendment of FASB Statements No. 133 and 140 ("SFAS No. 155"). The purpose of SFAS No. 155 is to simplify the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 was effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company believes the adoption of SFAS No. 155 had no material impact on its cash flows, results of operations, financial position or liquidity.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets—an Amendment of FASB Statement No. 140" ("SFAS No. 156"). SFAS No. 156 requires recognition of a servicing asset or a servicing liability each time an entity undertakes an obligation to service a financial asset by entering into a servicing contract. SFAS No. 156 also requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value and subsequently measured at fair value at each reporting date. SFAS No. 156 was effective as of the beginning of any entity's first fiscal year that begins after September 15, 2006. The Company believes that the adoption of SFAS No. 156 had no material impact on its cash flows, results of operations, financial position or liquidity.

In June 2006, FASB issued FIN No. 48, "Accounting for Uncertainty Taxes". The interpretation applies to all tax positions related to income taxes subject to FASB Statement No. 109, "Accounting for Income Taxes". FIN No. 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold in determining if a tax position should be reflected in the financial statements. Only tax positions that meet the "more likely than not" recognition threshold may be recognized. The interpretation also provides guidance on classification, interest and penalties, accounting in interim periods, disclosure, and transition requirements for uncertain tax positions. FIN No. 48 was effective for the Company’s fiscal year ending June 30, 2007. The Company believes that there were no material tax positions that resulted in a material impact upon implementation of FIN No. 48.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This standard establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements already required or permitted by existing standards. SFAS No. 157 will be effective for the Company's fiscal year ending June 30, 2009. The Company is currently evaluating the requirements of SFAS No. 157 and has not yet determined the impact on its financial condition and results of operations.

In September 2006, the FASB issued SFAS No. 158, "Employers" Accounting for Defined Benefit Pension and other Postretirement Plans - an amendment of FASB Statement No. 87, 88, 106 and 132R. This pronouncement requires an employer to make certain recognitions, measurements, and disclosures regarding defined benefit postretirement plans. The Company does not have any defined benefit postretirement plans and SFAS No. 158 will not have any impact on its financial condition and results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 "Considering the Effects of Prior Year Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 provides guidance on consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have an impact on the Company's consolidated financial statements.

In February 2007, the FASB issued SFAS No 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159") which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 was effective for us on July 1, 2008. The adoption of SFAS 159 did not have an impact on the Company's consolidated financial statements.

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

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("FAS 165"), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected.

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

In June 2009, the FASB approved the "FASB Accounting Standards Codification" (the "Codification") as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is effective for the Company in the interim period ending September 30, 2012 and it does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

NOTE 3 - MAJOR CUSTOMER:

The Company's subsidiary, Anton Nielsen Vojens, ApS has sales to two major customers who were non related parts. For the period ending September 30, 2012, June 30, 2012, and June 30, 2011 the major customer concentrations were as follows:

	Percent of Sales for the Period ending
	September 30,	June 30,
Customer	2012	2012	2011
A	30%	100%	100%
B	70%	0%	0%

Total Sales from Major Customers	100%	100%	100%

NOTE 4 - LAND AND BUILDINGS :

The Land owned by the Company's wholly owned subsidiary constitutes the largest asset of the Company. During the period ending September 30, 2012 the Company recorded no change in the value of the Land. The value of the Land of the Company was as follows:
	Value of Land,
		June 30,
	September 30, 2012	2012	2011
US Dollars	$559,322	$559,322	$622,642

NOTE 5 - RELATED PARTY TRANSACTIONS ANTON NIELSEN VOJENS, ApS

The Company purchased Anton Nielsen Vojens ApS from a previous shareholder of the Company, Borkwood Development LTD ("Borkwood"). At the time of the acquisition, even though Borkwood was not a shareholder, AOXY, a director of Borkwood Aage Madsen was an officer of Anton Nielsen Vojens ApS. Aage Madsen was a director of Anton Nielsen Vojens until May 25, 2007 and from there forward, there were no related parties between AOXY and Borkwood Development LTD. The Company had an outstanding balance of long term debt to Borkwood Development LTD at September 30, 2012 was $122,726 .

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

The Company's wholly owned subsidiary Anton Nielsen Vojens, ApS has a note payable with a bank. The original amount of the note was kr 750,000 Danish Krone (kr). The note is unsecured and uncollateralized, with a 7.00% interest rate and a 9 years left on the term. The balances on the note as of September 30, 2012 and September 30, 2011 were $59,485 and $ 75,570 respectively and the yearly payments are fixed at kr 75,000.

Advanced Oxygen Technologies, Inc. Commitments and Contingencies for the year Ending June 30,
Year	Bank Note Amount in DKK	Bank Note Amount converted to $US Dollars at currency exchange rate at September 30, 2012	Borkwood Note Amount in $US Dollars	Total *
2013	DKK 75,000	$12,712	$122,726	$135,438
2014	DKK 75,000	$12,712		$12,712
2015	DKK 75,000	$12,712		$12,712
2016	DKK 75,000	$12,712		$12,712

* The amounts stated in this table reflect the Company's commitments in the currencies that those commitments were made and the total column is an estimate of what the US dollar amount would be if the currency rates did not change going forward.

NOTE 7 - DUE TO AFFILIATE

Due to affiliate consisted of: Advances payable to Crossfields, Inc., a related party, which are not collateralized, non-interest bearing, and payable upon demand, however, the Company did not expect to make payment within one year. During the 3 month period ended September 30, 2012 and 2011 the Company had borrowed $0 and had balances of $40,268 and $38,793 respectively, from affiliates and officers to meet expenses. The balances were not collateralized, were non-interest bearing and were payable on demand.

NOTE 8 - INCOME TAXES

As of September 30, 2012, the Company had federal and state net operating loss carryforwards of approximately $12,400,000 of which approximately $1,160,000 may be utilized to offset future taxable income. Section 382 of the Internal Revenue Code imposes substantial restrictions on the utilization of net operating loss and tax credit carryforwards when a change in ownership occurs. No deferred tax debits have been recorded because it is considered unlikely that they will be realized. The loss carryforwards will expire during the fiscal years ended June 30 as follows:

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

The Company maintains its cash in bank deposit accounts which, at September 30, 2012 did not exceed federally insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on such amounts.

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

Recently Issued Accounting Standards

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments" an Amendment of FASB Statements No. 133 and 140 ("SFAS No. 155"). The purpose of SFAS No. 155 is to simplify the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 was effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company believes the adoption of SFAS No. 155 had no material impact on its cash flows, results of operations, financial position or liquidity.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets—an Amendment of FASB Statement No. 140" ("SFAS No. 156"). SFAS No. 156 requires recognition of a servicing asset or a servicing liability each time an entity undertakes an obligation to service a financial asset by entering into a servicing contract. SFAS No. 156 also requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value and subsequently measured at fair value at each reporting date. SFAS No. 156 was effective as of the beginning of any entity's first fiscal year that begins after September 15, 2006. The Company believes that the adoption of SFAS No. 156 had no material impact on its cash flows, results of operations, financial position or liquidity.

In June 2006, FASB issued FIN No. 48, "Accounting for Uncertainty Taxes". The interpretation applies to all tax positions related to income taxes subject to FASB Statement No. 109, "Accounting for Income Taxes". FIN No. 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold in determining if a tax position should be reflected in the financial statements. Only tax positions that meet the "more likely than not" recognition threshold may be recognized. The interpretation also provides guidance on classification, interest and penalties, accounting in interim periods, disclosure, and transition requirements for uncertain tax positions. FIN No. 48 was effective for the Company’s fiscal year ending June 30, 2007. The Company believes that there were no material tax positions that resulted in a material impact upon implementation of FIN No. 48.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This standard establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements already required or permitted by existing standards. SFAS No. 157 will be effective for the Company's fiscal year ending June 30, 2009. The Company is currently evaluating the requirements of SFAS No. 157 and has not yet determined the impact on its financial condition and results of operations.

In September 2006, the FASB issued SFAS No. 158, "Employers" Accounting for Defined Benefit Pension and other Postretirement Plans - an amendment of FASB Statement No. 87, 88, 106 and 132R. This pronouncement requires an employer to make certain recognitions, measurements, and disclosures regarding defined benefit postretirement plans. The Company does not have any defined benefit postretirement plans and SFAS No. 158 will not have any impact on its financial condition and results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 "Considering the Effects of Prior Year Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 provides guidance on consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have an impact on the Company's consolidated financial statements.

In February 2007, the FASB issued SFAS No 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159") which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 was effective for us on July 1, 2008. The adoption of SFAS 159 did not have an impact on the Company's consolidated financial statements.

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

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("FAS 165"), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected.

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

In June 2009, the FASB approved the "FASB Accounting Standards Codification" (the "Codification") as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is effective for the Company in the interim period ending September 30, 2012 and it does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDING SEPTEMBER 30, 2012 COMPARED TO 2011

Revenues: Revenues from operations for the three month period ending September 30, 2012 and September 30, 2011 were $26,471 and $10,561 respectively . They were attributable to operations of the Company's wholly owned subsidiary Anton Nielsen Vojens. The fluctuation was due to additional commission revenue earned during the period.

Selling, general and administrative expenses: SG&A expenses for the three month period ending September 30, 2012 and September 30, 2011 were $4,525 and $4,899 respectively. The expenses are attributable to ANV's operations.

Interest expense: Interest expense for the three month period ending September 30, 2012 and September 30, 2011 was $1,118 and $1,400 respectively. Interest expenses for 2012 are lower primarily due to the foreign currency adjustments of the US Dollar.

Other income (expense), net: Other income (expense) net for the three month period ending September 30, 2012 and September 30, 2011 was $0 and $36 respectively. Other income is completely associated with interest income.

Net income (loss) attributed to common stockholders: Net income(loss) for the three month period ending September 30, 2012 and September 30, 2011 attributed to common stockholders was $20,828 and $4,892 or $0.0005 or $0.000 per share respectively.

Liquidity and capital resources: asAs of September 30, 2012 the Company had $0 in cash and cash equivalents and a working capital of $259,865 compared to September 30, 2011 the Company had $32,983 in cash and cash equivalents and a working capital of $262,987. The change in cash is primarily due to the payments made on the debt of the acquisition of ANV and normal operations. The decrease in the working capital is primarily related operations of ANV real estate and foreign currency adjustmnets of the US Dollar.

Net cash provided (used) by operating activities for three month period ending September 30, 2012 was $0 compared to September 30, 2011 which was $8,573. The net cash used by operating activities was primarily due to the operations of ANV.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded as of September 30, 2012 that our disclosure controls and procedures were effective at ensuring that the material information required to be disclosed in the Exchange Act reports is recorded, processed, summarized and reported as required in applicable SEC rules and forms.

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

PART II

ITEM 1: LEGAL PROCEEDINGS

On July, 8, 2011 the Company's wholly owned subsidiary, Anton Nielsen Vojens AS filed a suit against Evergreen World ApS, Jomfrumarken 3, 5580 Norre Aaby, Denmark in the ordinary course of business. On August 5th, The Company settled out of court whereby Evergreen agreed to pay Anton Nielsen Vojens DKK 110,000 or $18,644.

On July, 8, 2012 the Company settled its legal dispute with Statoil whereby the Company agreed to pay Statoil DKK 25,000 or $4,237 each quarter through 2013 or accept a reduction in the lease payment by the same amount.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

During the 3 month period ending September 30, 2012, the Company filed no reports on Form 8-K.

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

Date: October 26, 2012

/s/ Robert E. Wolfe /s/
------------------------------------------
Robert E. Wolfe, Chairman of the Board and
Chief Executive Officer and Principal
Financial Officer