Form 10-Q
period 2013-03-31
ADVANCED OXYGEN TECHNOLOGIES INC
filed 2013-05-08
CIK 352991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013
Or

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
As of May 6, 2013, there were 46,973,585 issued shares and 45,853,585 outstanding shares of Advanced Oxygen Technologies, Inc. common stock, $0.01 par value.

ADVANCED OXYGEN TECHNOLOGIES, INC.

 Table of Contents

INDEX
PART I
Item I: Financial Statements (unaudited)	Page
Unaudited consolidated Balance Sheet as of March 31, 2013, June 30, 2012 and June 30, 2011	1
Unaudited Consolidated Statement of Operations and Changes in Accumulated Deficit for the three months and nine months ended March 31, 2013 and March 31, 2012	3
Unaudited Consolidated Statement of Changes in Stockholders’ Equity and (Capital Deficiency) for the three months ended March 31, 2013 and March 31, 2012	4
Unaudited Consolidated Statement of Cash Flow for the three months and nine months ended March 31, 2013 and March 31, 2012	5
Notes to the Consolidated Financial Statements	6
Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3: Quantitative and Qualitative Disclosures about Market Risk	16
Item 4: Controls and Procedures	16
PART II
Item 1: Legal Proceedings	18
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3: Defaults Upon Senior Securities	18
Item 4: Submission of Matters To a Vote of Security Holders	18
Item 5: Other Information	18
Item 6. Exhibits and Reports on Form 8-K	18
Signature	19
EXHIBIT 99.1 (A), 99.1(B) Certifications of Officers	EX 31
EXHIBIT 99.1 (C), 99.1(D) Certifications of Officers	EX 32

PART 1: FINANCIAL INFORMATION

   Item I: Consolidated Financial Statements for the three months ending March 31, 2013 (unaudited).
ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY CONSOLATED BALANCE SHEETS
	Unaudited as of March 31,	Audited as of June 30,
ASSETS	2013	2012	2011

CURRENT ASSETS
Cash	$ 6,685	$ -	$ 24,410
Accounts Receivable, Related Party	-	-	7,547
	------------	------------	------------
Total Current Assets	6,685	-	31,957

FIXED ASSETS
Land and buildings	559,322	559,322	622,642
	------------	------------	------------
TOTAL ASSETS	$ 566,007	$ 559,322	$ 654,599
See accompanying notes to financial statements.	============	============	============
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$ 18,559	$ 9,547	$ 9,425
Current Bank Liability	-	232	-
Current Portion of Long Term Debt	7,119	7,119	7,925
Note Payable, Affiliate	-	3,390	-
Note Payable	122,726	136,285	165,976
Payroll and sales taxes payable	71,040	67,682	93,105
Prepaid Rental Revenues	-	1,294	10,874
	------------	------------	------------
Total current liabilities	211,944	225,549	287,305

Long Term Debt, subsidiary	47,834	54,469	69,820
Due to affiliate	42,243	40,268	38,793
	------------	------------	------------
Total Long Term Debt	90,077	94,737	108,613

Total Liabilities	309,521	320,286	395,919

STOCKHOLDERS' DEFICIENCY -
Convertible preferred stock, Series 2, par value $0.01; authorized 10,000,000 shares; issued and outstanding 5,000 shares liquidating preference $25,000	50	50	50

Convertible preferred stock, Series 3, par value $0.01; authorized and issued, 1,670,000 shares	16,700	16,700	16,700

Convertible preferred stock, Series 4; issued and outstanding,	-	-	-

Convertible preferred stock, Series 5; issued, 1 share	-	-	-

Common stock, par value $0.01; authorized, 90,000,000 shares; issued 46,973,585 shares	469,736	469,736	469,736

Additional paid-in capital	20,497,769	20,497,769	20,497,769

Accumulated deficit	(20,720,485)	(20,737,935)	(20,718,292)

Less treasury stock, at cost
1,670,000 shares of convertible preferred stock, Series 3	(7,284)	(7,284)	(7,284)
1,120,000 shares of common stock	-	-	-

TOTAL SHAREHOLDERS EQUITY	256,486	239,036	258,679
	------------	------------	------------
TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	$ 566,007	$ 559,322	$ 654,598
	============	============	============
See accompanying notes to financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC.
Consolidated Statement of Operations and Changes in Accumulated Deficit

	3 Month Period Ending March, 31		9 Month Period Ending March 31,		12 Month Period Ending June 30,
	(Unaudited)		(Unaudited)		(Audited)
	2013	2012	2013	2012	2012
Revenues
Real Estate Rental Income, subsidiary	10,512	9,820	47,260	30,666	39,247
Foreign Exchange Income	-	-	-	-	18,598
Total Revenues	10,512	9,820	47,260	30,666	57,845

Cost of Sales
Cost of Sales, subsidiary	-	-	-	-	-
	========	========	========	========	========
Gross Profit	10,512	9,820	47,260	30,666	57,845

Expenses
Accounting Expense	-	-	9,821	9,821	7,547
Interest Expense	1,049	1,211	3,324	3,877	4,772
General & Administrative	3,071	1,261	12,110	7,317	7,842
Taxes	-	-	2,455	-	-
Transfer Agent Expenses	2,100	2,100	2,100	2,100	2,100
	========	========	========	========	========
Total Expenses	6,220	4,572	29,810	20,841	22,261
	========	========	========	========	========
Income (loss) from Operations	4,292	5,248	17450	9,825	35,584

Other Income (Expense)
Interest Income	-	10	-	56	42
Foreign Exchange gain (loss) of Land and Buildings					(63,319)
Vendor Debt Write Down	-	-	-	-	8,050
Total Other Income (Expense)	-	10	-	56	555,227
	========	========	========	========	========
Net Income (Loss)	4,292	5,258	17,450	9,881	(19,643)

Accumulated Deficit
Beginning of Period	(20,724,778)	(20,713,669)	(20,737,935)	(20,718,292)	(20,718,292)
End of Period	(20,720,485)	(20,708,411)	(20,720,485)	(20,708,411)	(20,737,935)

Earnings per Share	0.000	0.000	0.000	0.000	(0.0004)
See accompanying notes to financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

	3 Months ending		Year Ending
	March 31,		June 30,
	2013	2012	2012
	Unaudited		Audited
Common stock, par value $0.01, authorized, 90,000,000 shares;	-------------	-------------	-------------
issued, as follows:
Balance at beginning and end of period 46,973,585	$ 469,736	$ 469,736	$ 469,736
	=============	=============	=============
Additional paid in capital:
Balance at beginning and end of period	$ 20,497,769	$ 20,497,769	$ 20,497,769
	=============	=============	=============
Accumulated deficit:
Balance at beginning of period	$ (20,724,778)	$ (20,713,669)	$ (20,718,292)
Net income (loss) for the period	4,292	5,258	(19,643)
	-------------	-------------	-------------
Balance at end of period	$ (20,720,485)	$ (20,708,411)	$ (20,737,935)

Rounding:	-	-	(1)
	=============	=============	=============
Other stockholders' deficiency accounts (no change during period)
Convertible preferred stock, net of treasury stock (see balance sheet )	$ 9,466	$ 9,466	$ 9,466
	=============	=============	=============
Stockholders' Equity (Deficiency) at end of period	256,486	268,560	258,679
	=============	=============	=============
See accompanying notes to financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC.
Consolidated Statement of Cash Flow

	3 Month Period Ending March 31,		9 Month Period Ending March 31,
	(unaudited)		(unaudited)
	2013	2012	2013	2012
Cash flow from operating activities
Net Income (Loss)	4,292	5,258	17,450	9,881

Adjustments to reconcile net loss to cash provided by operations
Note Payable, short term	-	3,509	(17,181)	3,508
Accounts Receivable & Value Added Tax Receivable	-	-	-	7,547
Accounts Payable and Accrued Expenses	2,100	2,100	9,012	9,674
Taxes Payable	292	(7,894)	3,358	(13,275)
Prepaid Rental Revenues	-	(4,386)	(1,294)	(4,386)
Current Portion of Long Term Debt	-	-	-	(29,691)
Total Adjustments	2,392	(6,671)	(6,105)	(26,650)

Net Cash provided (used) by operations	6,684	(1,413)	11,345	(16,769)

Cash Flows from financing activities:
Proceeds From:
Note Payable Crossfield:	-	-	1,975	-
Used For:
Long Term Debt, Subsidiary	(2,276)	(2,113)	(6,634)	(6,349)
Net Cash Flows used in Financing Activities:	(2,276)	(2,113)	(4,659)	(6,349)

Net Increase (decrease) in Cash	4,408	(3,528)	6,685	(23,118)

Cash Balance at beginning of Period	2,277	1,292	0	24,410
Cash Balance at End of Period	6,685	4,820	6,685	1,292

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

Impairment of Real Estate Investments

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate investments may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate investments may not be recoverable, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of its real estate investments through its undiscounted future cash flows and the eventual disposition of the investment. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of its real estate investments, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of its real estate investments. The Company recorded no impairment loss on its real estate investments during the period ending March 31, 2013.

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

The Company maintains its cash in bank deposit accounts which, at March 31, 2013 did not exceed federally insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on such amounts.

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

NOTE 3 - MAJOR CUSTOMER:

The Company's subsidiary, Anton Nielsen Vojens, ApS has sales to two major customers who were non related parts. For the period ending March 31, 2013, June 30, 2012, and June 30, 2011 the major customer concentrations were as follows:

	Percent of Sales for the Period ending
	March 31,	June 30,
Customer	2013	2012	2011
A	100%	100%	100%
B	0%	0%	0%

Total Sales from Major Customers	100%	100%	100%

NOTE 4 - LAND AND BUILDINGS :

The Land owned by the Company's wholly owned subsidiary constitutes the largest asset of the Company. During the period ending March 31, 2013 the Company recorded no change in the value of the Land. The value of the Land of the Company was as follows:
	Value of Land,
		June 30,
	March 31, 2013	2012	2011
US Dollars	$559,322	$559,322	$622,642

NOTE 5 - RELATED PARTY TRANSACTIONS ANTON NIELSEN VOJENS, ApS

The Company purchased Anton Nielsen Vojens ApS from a previous shareholder of the Company, Borkwood Development LTD ("Borkwood"). At the time of the acquisition, even though Borkwood was not a shareholder, AOXY, a director of Borkwood Aage Madsen was an officer of Anton Nielsen Vojens ApS. Aage Madsen was a director of Anton Nielsen Vojens until May 25, 2007 and from there forward, there were no related parties between AOXY and Borkwood Development LTD. The Company had an outstanding balance of long term debt to Borkwood Development LTD at March 31, 2013 was $122,726 .

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

The Company's wholly owned subsidiary Anton Nielsen Vojens, ApS has a note payable with a bank. The original amount of the note was kr 750,000 Danish Krone (kr). The note is unsecured and uncollateralized, with a 7.00% interest rate and a 7 years left on the term. The balances on the note as of March 31, 2013 and March 31, 2012 were $54,953 and $71,397 respectively and the yearly payments are fixed at kr 75,000.

NOTE 7 - DUE TO AFFILIATE

Due to affiliate consisted of: Advances payable to Crossfields, Inc., a related party, which are not collateralized, non-interest bearing, and payable upon demand, however, the Company did not expect to make payment within one year. During the 3 month period ended March 31, 2013 and 2012 the Company had borrowed $0 and had balances of $ 42243 and $38,793 respectively, from affiliates and officers to meet expenses. The balances were not collateralized, were non-interest bearing and were payable on demand.

NOTE 8 - INCOME TAXES

As of March 31, 2013,

the Company had federal and state net operating loss carryforwards of approximately $12,400,000 of which approximately $1,160,000 may be utilized to offset future taxable income. Section 382 of the Internal Revenue Code imposes substantial restrictions on the utilization of net operating loss and tax credit carryforwards when a change in ownership occurs. No deferred tax debits have been recorded because it is considered unlikely that they will be realized. The loss carryforwards will expire during the fiscal years ended June 30 as follows:

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

The Company maintains its cash in bank deposit accounts which, at March 31, 2013 did not exceed federally insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on such amounts.

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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDING MARCH 31, 2013 COMPARED TO 2012

Revenues: Revenues from operations for the three month period ending March 31, 2013 and March 31, 2012 were $10,512 and $9,820 respectively . They were attributable to rental payments for the commercial real estate held by Anton Nielsen Vojens and the fluctuation was due to currency value changes.

Selling, general and administrative expenses: SG&A expenses for the three month period ending March 31, 2013 and March 31, 2012 were $3,071 and $1,261 respectively. The expenses are attributable to ANV's operations.

Interest expense: Interest expense for the three month period ending March 31, 2013 and March 31, 2012 was $1,049 and $1,211 respectively. Interest expenses for 2013 are lower primarily due to the foreign currency adjustments of the US Dollar.

Other income (expense), net: Other income (expense) net for the three month period ending March 31, 2013 and March 31, 2012 was $0 and $10 respectively. Other income is completely associated with interest income.

Net income (loss) attributed to common stockholders: Net loss and income for the three month period ending March 31, 2013 and March 31, 2012 attributed to common stockholders was $4,292 and $5,258, or $0.000 per share respectively.

Liquidity and capital resources: As of March 31, 2013 the Company had $6,685 in cash and cash equivalents and a working capital of $256,486 as compared to March 31, 2012 the Company had $1,292 in cash and cash equivalents and a working capital of $268,561. The change in cash is primarily due to the payments made on the debt of the acquisition of ANV and normal operations. The decrease in the working capital is primarily related operations of ANV real estate.

Net cash provided (used) by operating activities for three month period ending March 31, 2013 was $4,408 as compared to March 31, 2012 which was $(1,414). The net cash used by operating activities was primarily due to the operations of ANV.

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

On August 1, 2006, the Company was notified by Bernstein & Pinchuk LLP that they had resigned as the Company's independent auditors. On September 12, 2006 the Company engaged Horwath Revisorenrne, AS Strandvejen 58, Hellerup, Denmark as its certified independent accounting firm/outside auditor.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded as of March 31, 2013 that our disclosure controls and procedures were effective at ensuring that the material information required to be disclosed in the Exchange Act reports is recorded, processed, summarized and reported as required in applicable SEC rules and forms.

During the quarter ended March 31, 2013, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II

ITEM 1: LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

During the 3 month period ending March 31, 2013, the Company filed no reports on Form 8-K.

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

Date: May 7, 2013

/s/ Robert E. Wolfe /s/
------------------------------------------
Robert E. Wolfe, Chairman of the Board and
Chief Executive Officer and Principal
Financial Officer