Form 10-K
period 2013-06-30
ADVANCED OXYGEN TECHNOLOGIES INC
filed 2013-10-10
CIK 352991

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☑  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Check one: Yes ☐  No ☑

For the year ended June 30, 2013, Issuer's revenues were $62,186

The aggregate market value of Common Stock at June 30, 2013 held by non-affiliates approximated $220,103, based upon the average bid and asked prices for a share of Common Stock on that date. For purposes of this calculation, persons owning 10% or more of the shares of Common Stock are assumed to be affiliates, although such persons are not necessarily affiliates for any other purpose. As of June 30, 2013, there were 46,973,585 issued shares and 45,853,585 outstanding shares of the registrant's Common Stock, $.01 par value.

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

EMPLOYEES:

As of June 30, 2013 the Company had a total of 2 employees.

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

WE ARE SUBJECT TO RISKS ASSOCIATED WITH FOREIGN CURRENCY

ANV is a Danish company with operations only in Denmark. During the year ended June 30, 2013 and 2012, foreign revenues accounted for 100% of our total revenue. As a result, we are subject to risks associated with generating revenue in multiple countries, including:

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

ITEM 3. LEGAL PROCEEDINGS

During the period ending June 30, 2013, there were pending or threatened legal actions as follows:

  On February 7, 2011 the Danish Tax Authority accessed taxes owed against Anton Neilsen Vojens for the 2006 and 2007 tax periods. On February 23, 2011 Anton Neilsen Vojens filed a law suit against the Danish Tax Authority disputing the assessments.

  On July, 8, 2011 the Company's wholly owned subsidiary, Anton Nielsen Vojens AS filed a suit against Evergreen World ApS, Jomfrumarken 3, 5580 Norre Aaby, Denmark in the ordinary course of business. On August 7th. 2012 Evergreen World ApS settled with the company for a payment of DKK 110,000 as full and final settlement.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the period ending June 30, 2013, there were no matters submitted to security holders for a vote.

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

Fiscal Year Ended June 30, 2013	High	Low
First Quarter	0.0549	0.004
Second Quarter	0.0094	0.0055
Third Quarter	0.009	0.0045
Fourth Quarter	0.0128	0.0045
Fiscal Year Ended June 30, 2012	High	Low
First Quarter	0.0089	0.0034
Second Quarter	0.019	0.0026
Third Quarter	0.01	0.0043
Fourth Quarter	0.005	0.004
Fiscal Year Ended June 30, 2011	High	Low
First Quarter	0.0090	0.0055
Second Quarter	0.0098	0.0030
Third Quarter	0.0140	0.0021
Fourth Quarter	0.0100	0.0032

HOLDERS

At June 30, 2013 the company had 1,560 shareholders of record. At July 24, 2013, the closing bid price of the Company's Common Stock as reported by the National Quotation Bureau, Inc., was $0.0061

DIVIDENDS

We have not paid or declared any dividends on our common stock since our inception. Our Board of Directors does not expect to declare cash dividends on our common stock in the near future. We anticipate that we will retain our future earnings to finance the continuing development of our business.

RECENT SALES OF UNREGISTERED SECURITIES

During the year ended June 30, 2013, we had no issuances of unregistered securities.

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

The Company maintains its cash in bank deposit accounts which, at June 30, 2013 did not exceed federally insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on such amounts.

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

RESULTS OF OPERATIONS 2013 COMPARED TO 2012

REVENUES. Revenues from operations were $62,186 in 2013 compared to $64,671 in 2012. The decrease was attributable to the currency fluctuations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses were $12,462 in 2013 compared to $7,842 for 2012. The expenses are attributable to ANV's normal operations and the flucations are attributable to currency fluctuations and accounting costs.

INTEREST EXPENSE. Interest expense was $4,353 in 2013 compared to $4,730 for 2012. Interest expense for 2013 is lower due to currency fluctuations and the reduction of ANV's long term debt.

OTHER INCOME (EXPENSE), NET. Other income (expense), was $0 in 2013 compared to $42 for 2012. Other income from consists solely of interest income derived from ANV. The changes are mainly due to the changes in cash associated with timing in paying debt.

NET INCOME (LOSS) ATTRIBUTED TO COMMON STOCKHOLDERS. Net income (loss) attributed to common stockholders was $33,856 or $0.0007 per share for 2013 as compared to the loss of $(19,642) or $0.000 per share for 2012, and mainly attribuatable to the flucation in currency and valuation of the real estate assets.

LIQUIDITY AND CAPITAL RESOURCES. As of June 30, 2013 the Company had $5,775 of cash and cash equivalents and working capital of $272,893 compared to June 30, 2012 the Company had $(232) of cash and cash equivalents and working capital of $239,036. The change in cash is primarily due to the payments made on the debt associated with the acquisition of ANV and normal operations. The increase in the working capital is primarily related to the operations of ANV.

Net cash (used by) operating activities for 2013 and 2012 was $25,934 and $(24,642) respectively.

Net cash used in and provided by financing activities for 2013 and 2012 was $(777) and $(13,877) respectively. Net cash provided by or used in financing activities for both periods is related to the company's borrowings from officers and directors and the repayment of debt.

OFF BALANCE SHEET ARRANGEMENTS

We do not currently have any off balance sheet arrangements.

ITEM 7A. QUANTIVITIVE AND QUALITATIVE MARKET DISCLOSURES ABOUT RISK

Not required.

ITEM 8. AUDITED FINANCIAL STATEMENTS

See the consolidated financial statements on Exhibit E for the period ending June 30, 2013 and June30, 2012.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2013.

The effectiveness of our internal control over financial reporting as of June 30, 2013 has been audited by CHR Mortensen Revisionsfirma, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Annual Report on Form 10K.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Set forth below is information regarding the Company's directors and executive officers, including information furnished by them as to their principal occupations for the last five years, other directorships held by them and their ages as of June 30, 2013. All directors are elected for one-year terms, which expire as of the date of the Company's annual meeting.

Name	Age	Position	Director Since:
Robert E. Wolfe	50	Chairman of the Board, CEO, and CFO	1997
Lawrence Donofrio	62	Director	2003

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

Audit Committee Financial Expert

As of June 30, 2013, we do not have an audit committee financial expert, as that term is defined in Item 407(d)(5) of Regulation S-B, because at this time our current level of operations and the cost of retaining such a financial expert are prohibitive. The Board of Directors as a whole fulfilled the duties normally assigned to an audit committee.

Code of Ethics

As of June 30, 2013, we have a code of ethics that applies to our Principal Executive Officer and Principal Financial and Accounting Officer(s) and to all of our staff. While we are a small company we believe that our code of ethics directs the Company to practice its business ethical way.

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

ITEM 11. EXECUTIVE COMPENSATION

Robert Wolfe, Chairman and CEO has waived his $350,000 annual salary for the year ending June 30, 2013. No officer or director received any compensation from the Company during the last fiscal year. The Company paid no bonuses in the last three fiscal years ended June 30, 2013 to officers or other employees.

The following table sets forth the total compensation paid or accrued to its Chief Executive Officer and Chief Financial Officer, Robert E. Wolfe during the fiscal year ending June 30, 2013. There were no other corporate officers in any of the last three fiscal years.

EXECUTIVE COMPENSATION

Name	Yr.	Salary	Bonus	Other Compensation	Restricted Awards	LTIP Awards	Other
Robert E. Wolfe	2013	0	0	0	0	0	0

EMPLOYMENT AGREEMENTS

We do not currently have any oral or written employment contracts, severance or change-in-control agreements with any of our executive officers.

OPTION GRANTS DURING 1999; VALUE OF OPTIONS AT YEAR-END

The following tables set forth certain information covering the grant of options to the Company's Chief Executive Officer and Chief Financial Officer, Robert E. Wolfe during the fiscal year ended June 30, 2013 and unexercised options held as of that date. Mr. Wolfe did not exercise any options during fiscal 2013.

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

Issuable Shares

As of September 20, 1995, approximately 374,000 shares of Common Stock had been issued upon the exercise of options granted under the Option Plans, no shares of Common Stock were subject to outstanding options under the Options Plans and 626,000 shares of Common Stock were available for issuance under future option grants. From July 1, 1991 to September 20, 1995, options were granted at exercise prices ranging from $1.22 to $8.15 per share. The exercise price of each option was equal to 85% of the closing bid price of Company's Common Stock as reported on the NASDAQ Over the Counter Bulletin Board Exchange. Due to employee terminations, all options became void in August 1995. As of September 30, 2001 1,000,000 shares of Common Stock were available for issuance under future option grants and were still available at June 30, 2013.

  Board of Directors Compensation

  As of June 30, 2013 the directors did not receive any compensation for serving as members of the Board.

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

  During the fiscal year ended June 30, 2013, no options were granted to non-employee Board members.

  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

  The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of June 30, 2013, by (i) all those known by the Company to be beneficial owners of more than 5% of its Common Stock; (ii) all directors; and (iii) all officers and directors of the Company as a group.

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

  Director Independence

  During the year ended June 30, 2013, Robert Wolfe and Lawrence Donofrio served as our directors and only Mr. Donofrio is an independent director as he has no ownership, employment, or business interaction with the Company. We are currently traded on the Over-the-Counter Bulletin Board system and specifically the OTCQB. The OTCQB does not require that a majority of the Board be independent.

  ITEM 14. EXHIBITS AND REPORTS ON FORMS 8K,

  Reports filed on Form 8-K for the year ending June 30, 2013:

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

  PART IV

  ITEM 15 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

  The Company's auditors for the period ending June 30, 2013, June 30, 2012 and June 30, 2011 was CHR. Mortensen Revisionsfirma and for the periods ending June 30, 2010 and June 30, 2009 was Horwath Revisorerne vmba. The Company's wholly own subsidiary's local Danish accountant is IN-REVISION STATSAUTORISEREDE REVISORER A/S, Gersonsvej 7, 2900 Hellerup. The local auditors, IN-REVISION have performed work for ANV that included tax work and Danish Standards auditing work on ANV's yearly balance sheet and the profit/loss statement for the Danish Tax Authority and the Danish Ministry of Commerce.We have paid or expect to pay the following fees to CHR. Mortensen Revisionsfirma and Horwath Revisorerne vmba for work performed for the fiscal years ending June 30, 2012, June 30, 2011, June 30, 2010 and June 30, 2009 attributable to the audits of financial statements and Internal Control over Financial Reporting for the same periods:

Audit Fees
year ending June 30,
	2013	2012	2011	2010	2009
Audit-Related Fees	$12,990	$7,627	$8,491	$5,977	$5,660
Tax and consulting Fees	$2,618	$3,152	$3,509	$1,694	$2,830
Other fees	-	-	-	-	-

  The aggregate fees billed include amounts for an interim review of Form 10-QSB, 10Q, review of SEC correspondence, the audit of the consolidated financial statements for 2013, and the Internal Control over Financial Reporting. Approximately 80% of the total hours spent on audit services for the Company for the year ended June 30, 2013, were spent by CHR. Mortensen Revisionsfirma.

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

  The board has reviewed the fees paid to CHR. Mortensen Revisionsfirma and to Horwath Revisorerne vmba and has considered whether the fees paid for non-audit services are compatible with maintaining CHR. Mortensen Revisionsfirma independence. The board has also adopted policies and procedures to approve audit and non-audit services provided in the fiscal year 2013 by CHR. Mortensen Revisionsfirma in accordance with the Sarbanes-Oxley Act and rules of the SEC promulgated thereunder. These policies and procedures involve annual pre-approval by the board of the types of services to be provided by our independent auditor and fee limits for each type of service on both a per-engagement and aggregate level. The board may additionally ratify certain de minimis services provided by the independent auditor without prior board approval, as permitted by the Sarbanes-Oxley Act and rules of the SEC promulgated thereunder.

  SIGNATURES

  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  (Registrant): ADVANCED OXYGEN TECHNOLOGIES, INC.

  Date: August 8, 2013

  By (Signature and Title):

  /s/ Robert E. Wolfe /s/

  Robert E. Wolfe, President

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Date: August 8, 2013

  By (Signature and title):

  /s/Lawrence Donofrio /s/

  Lawrence Donofrio, Director

  EXHIBIT E

  REPORT OF INDEPENDENT REGISTRATED PUBLIC ACCOUNTING FIRM

  To the Shareowners and Directors of Advanced Oxygen Technologies Inc.

  In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, of equity, and of cash flows present fairly, in all material respects, the financial position of Advanced Oxygen Technologies Inc. and its subsidiaries at June 30, 2013 and June 30, 2012, and the results of their operations and their cash flows for each of the three fiscal years in the period ended June 30, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 8 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

  Copenhagen, September 28, 2013

  /s/ CHR. Mortensen Rivisionsfirma

  Copenhagen, Denmark

  State Authorized Public Accountant

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY CONSOLATED BALANCE SHEETS
	As of June 30,
ASSETS	2013	2012

CURRENT ASSETS
Cash	$ 5,775	$ -
	------------	------------
Total Current Assets	5,775	-

FIXED ASSETS
Land and buildings	578,704	559,322
	------------	------------
TOTAL ASSETS	$ 584,479	$ 559,322
See accompanying notes to financial statements.	============	============
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts Payable	$ 22,591	$ 9,547
Current Portion of Long Term Debt	7,386	7,119
Current Bank Liability	-	232
Note Payable	126,174	136,285
Note Payable to affiliate	-	3,390
Taxes payable	61,476	67,682
Prepaid Rental Revenues	-	1,294
	------------	------------
Total current liabilities	217,627	225,549

Long Term Debt, subsidiary	47,560	54,469
Due to affiliate	46,400	40,268
	------------	------------
Total Long Term Debt	93,960	94,737

Total Liabilities	311,587	320,286

STOCKHOLDERS' DEFICIENCY -
Convertible preferred stock, Series 2, par value $0.01; authorized 10,000,000 shares; issued and outstanding 5,000 shares liquidating preference $25,000	50	50

Convertible preferred stock, Series 3, par value $0.01; authorized and issued, 1,670,000 shares	16,700	16,700

Convertible preferred stock, Series 4; issued and outstanding,	-	-

Convertible preferred stock, Series 5; issued, 1 share	-	-

Common stock, par value $0.01; authorized, 90,000,000 shares; issued 46,973,585 shares	469,736	469,736

Additional paid-in capital	20,497,769	20,497,769

Accumulated deficit	(20,704,078)	(20,737,935)

Less treasury stock, at cost
1,670,000 shares of convertible preferred stock, Series 3	(7,284)	(7,284)
1,120,000 shares of common stock	-	-

TOTAL SHAREHOLDERS EQUITY	272,893	239,036
	------------	------------
TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	$ 584,479	$ 559,322
	============	============
See accompanying notes to financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENT OF OPERATIONS
	As of June 30,
	2013	2012
Revenues

Real Estate Rentals	$ 60,590	$ 39,247
Foreign Exchange Income	1,596	18,598
	-------------	-------------
Total Revenues	$ 62,186	$ 57,845

Costs and Expenses
General & Administrative, ANV	12,462	7,842
Interest Expense, ANV	4,353	4,772
Professional expenses- Audit	12,990	7,547
Transfer Agent Expense	2,100	2,100
	-------------	-------------
Total Costs and Expenses	31,906	22,261

	-------------	-------------
Income (loss) from operations before other income (expenses), and income tax expense	30,280	35,584

Income Taxes	15,634	-
	-------------	-------------
Other income (expenses)
Foreign Exchange gain (loss) of Land & Buildings	19,209	(63,319)
Interest Income	-	42
	-------------	-------------
Total Other Income(expense)	19,209	(63,277)

Vendor Debt Write Down	-	8,050
	-------------	-------------
NET INCOME (LOSS)	$ 33,856	$ (19,643)

	=============	=============
Average number of shares outstanding	45,853,585	45,853,585

Net income per share	$ 0.0007	$ (0.0004)
	=============	=============
Diluted earnings (loss) have not been presented since the effect of the assumed conversion of the convertible preferred stock would have an anti-dilutive effect.
See accompanying notes to financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
Years ended June 30,

	2013	2012	2011
Common stock, par value $0.01, authorized, 90,000,000 shares;
issued, as follows:
Balance at beginning and end of year 46,973,585	$ 469,736	$ 469,736	$ 469,736
	=============	=============	=============
Additional paid in capital:
Balance at beginning and end of year	$ 20,497,769	$ 20,497,769	$ 20,497,769
	=============	=============	=============
Accumulated deficit:
Balance at beginning of year	$ (20,737,934)	$ (20,718,293)	$ (20,787,493)
Net income (loss) for the year	33,856	(19,643)	69,201
Rounding	-	(1)
	-------------	-------------	-------------
Balance at end of year	(20,704,078)	$ (20,737,935)	$ (20,718,292)
	=============	=============	=============
Other stockholders' deficiency accounts (no change during year)
Convertible preferred stock, net of treasury stock(see balance sheet )	$ 9,466	$ 9,466	$ 9,466
	=============	=============	=============
Stockholders' Equity (Deficiency) at end of year	$ 272,893	$ 239,036	$ 258,679
	=============	=============	=============
See accompanying notes to financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years Ended June 30,
	2013	2012
Cash flows from operating activities
Net income (loss)	$ 33,856	$ (19,643)
Adjustments to reconcile net income to net cash

Changes in operating assets and liabilities
Accounts receivable	-	7,547
Write up /down of Land & Buildings	(19,382)	63,319
Accounts payable	13,043	122
Taxes payable	(6,205)	(25,424)
Current Portion of long term debt	267	(806)
Current Bank Liability	(232)	232
Note Payable	(13,501)	(26,301)
Prepaid Rental Revenues	(1,294)	(9,580)
	-------------	-------------
Net cash provided by (used in) operating activities	6,552	(10,766)
	-------------	-------------

Cash flow from financing activities:
Proceeds from:
Borrowing from officer-directors	6,132	-
Long term debt	1,991	-
Proceeds used for:
Long Term Debt, ANV	(8,900)	(15,352)
Long Term Debt, Crossfield	-	1,475
	-------------	-------------
Net cash provided by financing activities	(777)	(13,877)

NET (DECREASE) INCREASE IN CASH	5,775	(24,642)

Cash at beginning of year	$ -	$ 24,410
	-------------	-------------
Cash at end of year	$ 5,775	$ (232)
	=============	=============

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

  NOTE 3 - MAJOR CUSTOMER:

  The Company's subsidiary, Anton Nielsen Vojens, ApS has sales to one customer who is a non related party. For the period ending June 30, 2013 the major customer concentrations were as follows:

	Percent of Sales for the Period ending June 30,
Customer	2013	2012
A	100%	100%
B	-	-

Total Sales from Major Customers	100%	100%

  NOTE 4 - LAND AND BUILDINGS :

  The Land owned by the Company's wholly owned subsidiary constitutes the largest asset of the Company. During the period ending June 30, 2013 the Company recorded an increase in the value of the Land of $19,209 due to the fluctuation in the currency of the dollar. The value of the Land of the Company was as follows:

	Value of Land, June 30,
	2013	2012
US Dollars	$578,704	$559,322

  NOTE 5 - RELATED PARTY TRANSACTIONS ANTON NIELSEN VOJENS, ApS

  The Company purchased Anton Nielsen Vojens ApS from a previous shareholder of the Company, Borkwood Development LTD ("Borkwood"). At the time of the acquisition, even though Borkwood was not a shareholder of AOXY, a director of Borkwood Aage Madsen was an officer of Anton Nielsen Vojens ApS. Aage Madsen was a director of Anton Nielsen Vojens until May 25, 2007 and from there forward, there were no related parties between AOXY and Borkwood Development LTD. The Company had an outstanding balance of long term debt to Borkwood Development LTD at June 30, 2013 was $126,174 .

  NOTE 6 - COMMITMENTS AND CONTINGENCIES:

  Commitments:

  The Company issued a promissory note ("Note") for $650,000, payable to the Borkwood Development Ltd, a previous shareholder of the Company ("Seller"), payable and amortized monthly and carrying a interest at 5% per year. The Company has the right to prepay the note at any time with a notice of 14 days. To secure the payment of principal and interest the Sellers will receive a perfect lien and security interest in the Shares in the company ANV until the note with accrued interest is paid in full., and, 2) In the case that the Note has not been repaid within 12 months from the day of closing the Sellers have the right to convert the debt to common stock of Advanced Oxygen Technologies, Inc. in an amount of non diluted shares calculated on the conversion Date, equal to the lesser of : a) Six hundred and Fifty thousand (650,000) or the Purchase Price minus the principal payments made by the buyer, which ever is greater, divided by the previous ten day closing price of AOXY as quoted on the national exchange, or b) Fifteen million shares, which ever is lesser. The Note has been extended until July 1, 2014 and interest waived through the period ending June 30, 2013.

  The Company's wholly owned subsidiary Anton Nielsen Vojens, ApS has a note payable with a bank. The original amount of the note was kr 750,000 Danish Krone (kr). The note is secured by the revenues of the lease with Statoil, with a 7.00% interest rate and 5 years left on the term. The balance on the note as of June 30, 2013 was $54,946 and the yearly payments are fixed at kr 75,000. The value of the note reflect the currency adjustments. The table below summarizes the companies commitments going forward.

Advanced Oxygen Technologies, Inc. Commitments and Contingencies for the year Ending June 30, 2013
Year	Bank Note Amount in DKK	Bank Note Amount converted to $US Dollars at currency exchange rate at June 30, 2013	Borkwood Note Amount in $US Dollars	Total *
2013	DKK 75,000	$13,089	$126,174	$139,263
2014	DKK 75,000	$13,089		$12,712
2015	DKK 75,000	$13,089		$12,712
2016	DKK 75,000	$13,089		$12,712

  The amounts stated in this table reflect the Company's commitments in the currencies that those commitments were made and the total column is an estimate of what the US dollar amount would be if the currency rates did not change going forward.

  NOTE 7 - DUE TO AFFILIATE

  Due to affiliate consisted of:

  1) Advances payable to Crossfields, Inc., a related party, which are not collateralized, non-interest bearing, and payable upon demand, however, the Company did not expect to make payment within one year. During the year ended June 30, 2013 the Company had a balance of $46,400, from affiliates and officers to meet expenses. The balances were not collateralized, were non-interest bearing and were payable on demand.

  NOTE 8 - INCOME TAXES

  As of June 30, 2013, the Company had federal and state net operating loss carryforwards of approximately $12,400,000 of which approximately $1,160,000 may be utilized to offset future taxable income. Section 382 of the Internal Revenue Code imposes substantial restrictions on the utilization of net operating loss and tax credit carryforwards when a change in ownership occurs. No deferred tax debits have been recorded because it is considered unlikely that they will be realized. The loss carryforwards will expire during the fiscal years ended June 30 as follows:

Year	Amount
2018	236,000
2019	548,000
2020	351,000
2021	29,000
Total	$ 1,164,000

  The overall effective tax rate differs from the federal statutory tax rate of 34% due to operating losses and other deferred assets not providing benefit for income tax purposes.

  The Danish IRS, SKAT has a lien against the land that the Company's wholly owned subsidiary, Anton Nielsen Vojens owns for the income taxes owed to SKAT .

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