Form 10-Q
period 2013-09-30
ADVANCED OXYGEN TECHNOLOGIES INC
filed 2013-11-06
CIK 352991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013
Or

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
As of November 4, 2013, there were 46,973,585 issued shares and 45,853,585 outstanding shares of Advanced Oxygen Technologies, Inc. common stock, $0.01 par value.

ADVANCED OXYGEN TECHNOLOGIES, INC.

 Table of Contents

INDEX
PART I
Item I: Financial Statements (unaudited)	Page
Unaudited consolidated Balance Sheet as of September 30, 2013 and June 30, 2012	1
Unaudited Consolidated Statement of Operations and Changes in Accumulated Deficit for the three months ended September 30, 2013 and September 30, 2012	3
Unaudited Consolidated Statement of Changes in Stockholders’ Equity and (Capital Deficiency) for the three months ended September 30, 2013 and September 30, 2012	4
Unaudited Consolidated Statement of Cash Flow for the three months ended September 30, 2013 and September 30, 2012	5
Notes to the Consolidated Financial Statements	6
Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3: Quantitative and Qualitative Disclosures about Market Risk	16
Item 4: Controls and Procedures	16
PART II
Item 1: Legal Proceedings	18
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3: Defaults Upon Senior Securities	18
Item 4: Submission of Matters To a Vote of Security Holders	18
Item 5: Other Information	18
Item 6. Exhibits and Reports on Form 8-K	18
Signature	19
EXHIBIT 99.1 (A), 99.1(B) Certifications of Officers	EX 31
EXHIBIT 99.1 (C), 99.1(D) Certifications of Officers	EX 32

PART 1: FINANCIAL INFORMATION

   Item I: Consolidated Financial Statements for the three months ending September 30, 2013 (unaudited).

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY CONSOLATED BALANCE SHEETS
	As of September 30,	As of June 30,
	2013	2013	2012
ASSETS	Unaudited	Audited

CURRENT ASSETS
Cash	$ -	$ 5,775	$ -
	------------	------------	------------
Total Current Assets	-	5,775	-

FIXED ASSETS
Land and buildings	578,704	578,704	559,322
	------------	------------	------------
TOTAL ASSETS	$ 578,704	$ 584,479	$ 559,322
See accompanying notes to financial statements.	============	============	============
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts Payable	$ 13,107	$ 22,591	$ 9,547
Current Portion of Long Term Debt	7,386	7,386	7,119
Current Bank Liability	2,278	-	232
Note Payable	127,029	126,174	136,285
Note Payable to affiliate	-	-	3,390
Taxes payable	60,264	61,476	67,682
Prepaid Rental Revenues	-	-	1,294
	------------	------------	------------
Total current liabilities	210,064	217,627	225,549

Long Term Debt, subsidiary	44,265	47,560	54,469
Due to affiliate	54,159	46,400	40,268
	------------	------------	------------
Total Long Term Debt	99,424	93,960	94,737

Total Liabilities	309,488	311,587	320,286

STOCKHOLDERS' DEFICIENCY -
Convertible preferred stock, Series 2, par value $0.01; authorized 10,000,000 shares; issued and outstanding 5,000 shares liquidating preference $25,000	50	50	50

Convertible preferred stock, Series 3, par value $0.01; authorized and issued, 1,670,000 shares	16,700	16,700	16,700

Convertible preferred stock, Series 4; issued and outstanding,	-	-	-

Convertible preferred stock, Series 5; issued, 1 share	-	-	-

Common stock, par value $0.01; authorized, 90,000,000 shares; issued 46,973,585 shares	469,736	469,736	469,736

Additional paid-in capital	20,497,769	20,497,769	20,497,769

Accumulated deficit	(20,707,755)	(20,704,078)	(20,737,935)

Less treasury stock, at cost
1,670,000 shares of convertible preferred stock, Series 3	(7,284)	(7,284)	(7,284)
1,120,000 shares of common stock	-	-	-

TOTAL SHAREHOLDERS EQUITY	269,216	272,893	239,036
	------------	------------	------------
TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	$ 578,704	$ 584,479	$ 559,322
	============	============	============
See accompanying notes to financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC.
Consolidated Statement of Operations and Changes in Accumulated Deficit

	3 Month Period Ending September 30,		12 Month Period Ending June 30,
	(Unaudited)		(Audited)
	2013	2012	2013
Revenues
Real Estate Rental Income, subsidiary	6,982	26,471	60,590
Foreign Exchange Income	-	-	1,596
Total Revenues	6,982	26,471	62,186

Cost of Sales
Cost of Sales, subsidiary	-	-	-
	========	========	========
Gross Profit	6,982	26,471	62,186

Expenses
Accounting Expense	5,172	-	12,990
Interest Expense	973	1,118	4,353
General & Administrative	4,513	4,525	12,462
Taxes	-	-	-
Transfer Agent Expenses	-	-	2,100
Total Expenses	10,658	5,643	31,906
	========	========	========
Income (loss) from Operations	(3,676)	20,828	30,280

Income Taxes	-	-	15,634

Other Income (Expense)
Interest Income	-	-	-
Foreign Exchange gain (loss) of Land and Buildings	-	-	19,209
Vendor Debt Write Down	-	-	-
Total Other Income (Expense)	-	-	19,209
	========	========	========
Net Income (Loss)	(3,676)	20,828	33,856

Accumulated Deficit
Beginning of Period	(20,704,079)	(20,737,935)	(20,737,934))
End of Period	(20,707,755)	(20,717,106)	(20,704,078)

Earnings per Share	$ (0.0001)	$ 0.0005	$ 0.0007
See accompanying notes to financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

	3 Months ending		Year Ending
	September 30,		June 30,
	2013	2012	2013
	Unaudited	Unaudited	Audited
Common stock, par value $0.01, authorized, 90,000,000 shares;	-------------	-------------	-------------
issued, as follows:
Balance at beginning and end of period 46,973,585	$ 469,736	$ 469,736	$ 469,736
	=============	=============	=============
Additional paid in capital:
Balance at beginning and end of period	$ 20,497,769	$ 20,497,769	$ 20,497,769
	=============	=============	=============
Accumulated deficit:
Balance at beginning of period	$ (20,7704,078)	$ (20,737,935)	$ (20,737,934))
Net income (loss) for the period	(3,676)	20,828	33,856
Rounding	(1)	-	-
	-------------	-------------	-------------
Balance at end of period	$ (20,707,755)	(20,717,106)	$ (20,704,078)

	=============	=============	=============
Other stockholders' deficiency accounts (no change during period)
Convertible preferred stock, net of treasury stock (see balance sheet )	$ 9,466	$ 9,466	$ 9,466
	=============	=============	=============
Stockholders' Equity (Deficiency) at end of period	269,216	259,865	$ 272,893
	=============	=============	=============
See accompanying notes to financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC.
Consolidated Statement of Cash Flow

	3 Month Period Ending September 30		12 Month Period Ending June 30
	(unaudited)		(audited)
	2013	2012	2013
Cash flow from operating activities
Net Income (Loss)	(3,676)	20,828	33,856

Adjustments to reconcile net loss to cash provided by operations	-	-	-
Accounts Receivable & Value Added Tax Receivable	-	-	-
Accounts Payable and Accrued Expenses	(9,483)	(7,547)	13,043
Current Portion of Long Term Debt	-	-	267
Note Payable	855	(16,949)	(13,501)
Taxes Payable	(1,211)	497	(6,205)
Prepaid Rental Revenues, ANV	-	(1,294)	(1,294)
Write up of Land & Buildings	-	-	(19,382)
Current Bank Liability	2,278	2,410	(232)
Total Adjustments	(7,561)	(22,883)	(27,304)

Net Cash provided (used) by operations	(11,237)	(2,055)	6,552

Cash Flows from financing activities:
Proceeds From:
Note Payable, Crossfield	7,759	4,157	8,723
Proceeds Used For:
Long Term Debt	(2,295)	(2,103)	(8,900)
Net Cash Flows used in Financing Activities:	5,464	2.054	(777)

Net Increase (decrease) in Cash	(8,051)	-	5,775

Cash Balance at beginning of Period	5,775	-	-
Cash Balance at End of Period	-	-	5,775

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

The Company maintains its cash in bank deposit accounts which, at September 30, 2013 did not exceed federally insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on such amounts.

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

In June 2009, the FASB approved the "FASB Accounting Standards Codification" (the "Codification") as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is effective for the Company in the interim period ending September 30, 2013 and it does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

NOTE 3 - MAJOR CUSTOMER:

The Company's subsidiary, Anton Nielsen Vojens, ApS has sales to two major customers who were non related parts. For the period ending September 30, 2013, June 30, 2013, and June 30, 2012 the major customer concentrations were as follows:

	Percent of Sales for the Period ending
	September 30,	June 30,
Customer	2013	2013	2012
A	100%	100%	100%
B	0%	0%	0%

Total Sales from Major Customers	100%	100%	100%

NOTE 4 - LAND AND BUILDINGS :

The Land owned by the Company's wholly owned subsidiary constitutes the largest asset of the Company. During the period ending September 30, 2012 the Company recorded no change in the value of the Land. The value of the Land of the Company was as follows:
	Value of Land,
		June 30,
	September 30, 2013	2013	2012
US Dollars	$578,704	$578,704	$559,322

NOTE 5 - RELATED PARTY TRANSACTIONS ANTON NIELSEN VOJENS, ApS

The Company purchased Anton Nielsen Vojens ApS from a previous shareholder of the Company, Borkwood Development LTD ("Borkwood"). At the time of the acquisition, even though Borkwood was not a shareholder, AOXY, a director of Borkwood Aage Madsen was an officer of Anton Nielsen Vojens ApS. Aage Madsen was a director of Anton Nielsen Vojens until May 25, 2007 and from there forward, there were no related parties between AOXY and Borkwood Development LTD. The Company had an outstanding balance of long term debt to Borkwood Development LTD at September 30, 2013 was $127,029 .

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

The Company's wholly owned subsidiary Anton Nielsen Vojens, ApS has a note payable with a bank. The original amount of the note was kr 750,000 Danish Krone (kr). The note is secured by the revenues of the lease with Statoil, with a 7.00% interest rate and 5 years left on the term. The balance on the note as of September 30, 2013 and September 30, 2012 were $52,651 and $59,485 respectively and the yearly payments are fixed at kr 75,000. The value of the note reflect the currency adjustments. The table below summarizes the companies commitments going forward.

Advanced Oxygen Technologies, Inc. Commitments and Contingencies for the year Ending June 30,
Year	Bank Note Amount in DKK	Bank Note Amount converted to $US Dollars at currency exchange rate at June 30, 2013	Borkwood Note Amount in $US Dollars	Total *
2013	DKK 75,000	$13,089	$127,029	$140,117
2014	DKK 75,000	$13,089		$13,089
2015	DKK 75,000	$13,089		$13,089
2016	DKK 75,000	$13,089		$13,089

* The amounts stated in this table reflect the Company's commitments in the currencies that those commitments were made and the total column is an estimate of what the US dollar amount would be if the currency rates did not change going forward.

NOTE 7 - DUE TO AFFILIATE

Due to affiliate consisted of: Advances payable to Crossfields, Inc., a related party, which are not collateralized, non-interest bearing, and payable upon demand, however, the Company did not expect to make payment within one year. During the 3 month period ended September 30, 2013 and 2012 the Company had borrowed $7,759 and $0 and had balances of $54,159 and $40,268 respectively, from affiliates and officers to meet expenses. The balances were not collateralized, were non-interest bearing and were payable on demand.

NOTE 8 - INCOME TAXES

As of September 30, 2013, the Company had federal and state net operating loss carryforwards of approximately $12,400,000 of which approximately $1,160,000 may be utilized to offset future taxable income. Section 382 of the Internal Revenue Code imposes substantial restrictions on the utilization of net operating loss and tax credit carryforwards when a change in ownership occurs. No deferred tax debits have been recorded because it is considered unlikely that they will be realized. The loss carryforwards will expire during the fiscal years ended June 30 as follows:

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following should be read in conjunction with our Consolidated Financial Statements and the notes thereto included in the Financial Statements.

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

The Company maintains its cash in bank deposit accounts which, at September 30, 2013 did not exceed federally insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on such amounts.

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

In June 2009, the FASB approved the "FASB Accounting Standards Codification" (the "Codification") as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is effective for the Company in the interim period ending September 30, 2013 and it does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDING SEPTEMBER 30, 2013 COMPARED TO 2012

Revenues: Revenues from operations for the three month period ending September 30, 2013 and September 30, 2012 were $6,982 and $26,471 respectively . They were attributable to operations of the Company's wholly owned subsidiary Anton Nielsen Vojens. The fluctuation was due to additional commission revenue earned during the period.

Selling, general and administrative expenses: SG&A expenses for the three month period ending September 30, 2013 and September 30, 2012 were $4,513 and $4,525 respectively. The expenses are attributable to ANV's operations.

Interest expense: Interest expense for the three month period ending September 30, 2013 and September 30, 2012 was $973 and $1,118 respectively. Interest expenses for 2013 are lower primarily due to the foreign currency adjustments of the US Dollar.

Other income (expense), net: Other income (expense) net for the three month period ending September 30, 2013 and September 30, 2013 was $0. Other income is completely associated with interest income.

Net income (loss) attributed to common stockholders: Net income(loss) for the three month period ending September 30, 2012 and September 30, 2011 attributed to common stockholders was ($3,676) and $20,828 or ($0.0001) and $0.0005 per share respectively.

Liquidity and capital resources: As of September 30, 2013 the Company had $0 in cash and cash equivalents and a working capital of $269,216 compared to September 30, 2012 the Company had $0 in cash and cash equivalents and a working capital of $259,865. The increase in the working capital is primarily related operations of ANV real estate and foreign currency adjustmnets of the US Dollar.

Net cash provided (used) by operating activities for three month period ending September 30, 2013 was ($13,515) compared to September 30, 2012 which was $0. The net cash used by operating activities was primarily due to the operations of ANV.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded as of September 30, 2013 that our disclosure controls and procedures were effective at ensuring that the material information required to be disclosed in the Exchange Act reports is recorded, processed, summarized and reported as required in applicable SEC rules and forms.

During the quarter ended September 30, 2013, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

During the 3 month period ending September 30, 2013, the Company filed no reports on Form 8-K.

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

Date: November 4, 2013

/s/ Robert E. Wolfe /s/
------------------------------------------
Robert E. Wolfe, Chairman of the Board and
Chief Executive Officer and Principal
Financial Officer