Form 10-Q
period 2013-12-31
ADVANCED OXYGEN TECHNOLOGIES INC
filed 2014-02-06
CIK 352991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2013
Or

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
As of February 6, 2014, there were 46,973,585 issued shares and 45,853,585 outstanding shares of Advanced Oxygen Technologies, Inc. common stock, $0.01 par value.

ADVANCED OXYGEN TECHNOLOGIES, INC.

 Table of Contents

INDEX
PART I
Item I: Financial Statements (unaudited)	Page
Unaudited consolidated Balance Sheet as of December 31, 2013, June 30, 2013 and June 30, 2012	1
Unaudited Consolidated Statement of Operations and Changes in Accumulated Deficit for the three months and Six months ended December 31, 2013 and December 31, 2012	3
Unaudited Consolidated Statement of Changes in Stockholders’ Equity and (Capital Deficiency) for the three months ended December 31, 2013 and December 31, 2012	4
Unaudited Consolidated Statement of Cash Flow for the three months and six months ended December 31, 2013 and December 31, 2012	5
Notes to the Consolidated Financial Statements	6
Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3: Quantitative and Qualitative Disclosures about Market Risk	16
Item 4: Controls and Procedures	16
PART II
Item 1: Legal Proceedings	18
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3: Defaults Upon Senior Securities	18
Item 4: Submission of Matters To a Vote of Security Holders	18
Item 5: Other Information	18
Item 6. Exhibits and Reports on Form 8-K	18
Signature	19
EXHIBIT 99.1 (A), 99.1(B) Certifications of Officers	EX 31
EXHIBIT 99.1 (C), 99.1(D) Certifications of Officers	EX 32

PART 1: FINANCIAL INFORMATION

   Item I: Consolidated Financial Statements for the three months ending December 31, 2013 (unaudited).
ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY CONSOLATED BALANCE SHEETS
	Unaudited as of December 31,	Audited as of June 30,
ASSETS	2013	2013	2012

CURRENT ASSETS
Cash	$ 92,294	$ 5,775	$ -
Accounts Receivable, Related Party	-	-	-
	------------	------------	------------
Total Current Assets	92,294	5,775	-

FIXED ASSETS
Land and buildings	578,704	578,704	559,322
	------------	------------	------------
TOTAL ASSETS	$ 670,998	$ 584,479	$ 559,322
See accompanying notes to financial statements.	============	============	============
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$ 2,100	$ 22,591	$ 9,547
Current Bank Liability	-		232
Current Portion of Long Term Debt	31,524	7,386	7,119
Note Payable, Affiliate	-	-	3,390
Note Payable	127,029	126,174	136,285
Payroll and sales taxes payable	8,625	61,476	67,682
Prepaid Rental Revenues	-	-	1,294
	------------	------------	------------
Total current liabilities	169,278	217,627	225,549

Long Term Debt, subsidiary	213,963	47,560	54,469
Due to affiliate	56,259	46,400	40,268
	------------	------------	------------
Total Long Term Debt	270,222	93,960	94,737

Total Liabilities	439,500	311,587	320,286

STOCKHOLDERS' DEFICIENCY -
Convertible preferred stock, Series 2, par value $0.01; authorized 10,000,000 shares; issued and outstanding 5,000 shares liquidating preference $25,000	50	50	50

Convertible preferred stock, Series 3, par value $0.01; authorized and issued, 1,670,000 shares	16,700	16,700	16,700

Convertible preferred stock, Series 4; issued and outstanding,	-	-	-

Convertible preferred stock, Series 5; issued, 1 share	-	-	-

Common stock, par value $0.01; authorized, 90,000,000 shares; issued 46,973,585 shares	469,736	469,736	469,736

Additional paid-in capital	20,497,769	20,497,769	20,497,769

Accumulated deficit	(20,745,472)	(20,704,078)	(20,737,935)

Less treasury stock, at cost
1,670,000 shares of convertible preferred stock, Series 3	(7,284)	(7,284)	(7,284)
1,120,000 shares of common stock	-	-	-

TOTAL SHAREHOLDERS EQUITY	231,498	272,893	239,036
	------------	------------	------------
TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	$ 670,998	$ 584,479	$ 559,322
	============	============	============
See accompanying notes to financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC.
Consolidated Statement of Operations and Changes in Accumulated Deficit

	3 Month Period Ending December, 31		6 Month Period Ending December 31,		12 Month Period Ending June 30,
	(Unaudited)		(Unaudited)		(Audited)
	2013	2012	2013	2012	2013
Revenues
Real Estate Rental Income, subsidiary	8,555	10,276	15,537	36,748	60,590
Foreign Exchange Income	-	-	-	-	1,596
Total Revenues	8,555	10,276	15,537	36,748	62,186

Cost of Sales
Cost of Sales, subsidiary	-	-	-	-	-
	========	========	========	========	========
Gross Profit	8,555	10,276	15,537	36,748	62,186

Expenses
Accounting Expense	-	9,821	1,640	9,821	12,990
Interest Expense	1,053	1,157	2,026	2,275	4,353
General & Administrative	7,796	4,514	12,310	9,039	12,462
Taxes	30,230	2,455	30,230	2,455	-
Transfer Agent Expenses	2,100	-	2,100	-	2,100
	========	========	========	========	========
Total Expenses	41,179	17,947	48,306	23,590	31,906
	========	========	========	========	========
Income (loss) from Operations	(32,624)	(7,671)	(32,769)	13,158	30,280

Income Taxes	8,625	-	8,625	-	15,634

Other Income (Expense)
Interest Income	-	-	-	-	-
Foreign Exchange gain (loss) of Land and Buildings	-	-	-	-	19,209
Vendor Debt Write Down	-	-	-	-	-
Total Other Income (Expense)	-	-	-	-	19,209
	========	========	========	========	========
Net Income (Loss)	(41,249)	(7,671)	(41,394)	13,158	33,856

Accumulated Deficit
Beginning of Period	(20,707,755)	(20,717,106)	(20,704,078)	(20,737,935)	(20,737,934)
End of Period	(20,745,472)	(20,724,778)	(20,745,472)	(20,724,778)	(20,704,078)

Earnings per Share	0.000	0.000	0.000	0.000	$0.0007
See accompanying notes to financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

	3 Months ending		Year Ending
	December 31,		June 30,
	2013	2012	2013
	Unaudited		Audited
Common stock, par value $0.01, authorized, 90,000,000 shares;	-------------	-------------	-------------
issued, as follows:
Balance at beginning and end of period 46,973,585	$ 469,736	$ 469,736	$ 469,736
	=============	=============	=============
Additional paid in capital:
Balance at beginning and end of period	$ 20,497,769	$ 20,497,769	$ 20,497,769
	=============	=============	=============
Accumulated deficit:
Balance at beginning of period	$ (20,704,078)	$ (20,717,106)	$ (20,737,934)
Net income (loss) for the period	(41,394)	(7,671)	33,856
	-------------	-------------	-------------
Balance at end of period	$ (20,745,472)	$ (20,724,778)	$ (20,704,078)

Rounding:	-	(1)	-
	=============	=============	=============
Other stockholders' deficiency accounts (no change during period)
Convertible preferred stock, net of treasury stock (see balance sheet )	$ 9,466	$ 9,466	$ 9,466
	=============	=============	=============
Stockholders' Equity (Deficiency) at end of period	231,498	252,193	272,893
	=============	=============	=============
See accompanying notes to financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC.
Consolidated Statement of Cash Flow

	3 Month Period Ending December 31,		6 Month Period Ending December 31,
	(unaudited)		(unaudited)
	2013	2012	2013	2012
Cash flow from operating activities
Net Income (Loss)	(41,249)	(7,671)	(41,394)	13,158

Adjustments to reconcile net loss to cash provided by operations
Accounts Receivable & Value Added Tax Receivable	-	-	-	-
Accounts Payable and Accrued Expenses	(7,475)	10,302	(20,490)	6,912
Taxes Payable	(51,639)	2,569	(52,851)	3,066
Notes Payable	-	-	855	(16,949)
Current Bank Liability	(2,278)	(2,642)	-	(232)
Current Portion of Long Term Debt	24,138	-	24,138	-
Total Adjustments	(37,254)	10,229	(48,348)	(8,497)

Net Cash provided (used) by operations	(78,503)	2,558	(89,742)	4,661

Cash Flows from financing activities:
Proceeds From:
Long Term Bank Debt, Subsidiary	195,172	-	195,172	-
Note Payable Crossfield:	2,100	1,975	9,859	1,975
Used For:
Long Term Debt, Subsidiary	(26,474)	(2,255)	(28,769)	(4,358)
Net Cash Flows From (used) in Financing Activities:	170,798	(280)	176,262	(2,383)

Net Increase (decrease) in Cash	92,295	2,278	86,520	2,278

Cash Balance at beginning of Period	-	-	5,775	-
Cash Balance at End of Period	92,295	2,277	92,295	2,277

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

Impairment of Real Estate Investments

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate investments may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate investments may not be recoverable, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of its real estate investments through its undiscounted future cash flows and the eventual disposition of the investment. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of its real estate investments, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of its real estate investments. The Company recorded no impairment loss on its real estate investments during the period ending December 31, 2013.

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

The Company maintains its cash in bank deposit accounts which, at December 31, 2013 did not exceed federally insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on such amounts.

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

NOTE 3 - MAJOR CUSTOMER:

The Company's subsidiary, Anton Nielsen Vojens, ApS has sales to two major customers who were non related parts. For the period ending December 31, 2013, June 30, 2013, and June 30, 2012 the major customer concentrations were as follows:

	Percent of Sales for the Period ending
	December 31,	June 30,
Customer	2013	2013	2012
A	100%	100%	100%
B	0%	0%	0%

Total Sales from Major Customers	100%	100%	100%

NOTE 4 - LAND AND BUILDINGS :

The Land owned by the Company's wholly owned subsidiary constitutes the largest asset of the Company. During the period ending December 31, 2013 the Company recorded no change in the value of the Land. The value of the Land of the Company was as follows:
	Value of Land,
		June 30,
	December 31, 2013	2013	2012
US Dollars	$578,704	$578,704	$559,322

NOTE 5 - RELATED PARTY TRANSACTIONS ANTON NIELSEN VOJENS, ApS

The Company purchased Anton Nielsen Vojens ApS from a previous shareholder of the Company, Borkwood Development LTD ("Borkwood"). At the time of the acquisition, even though Borkwood was not a shareholder, AOXY, a director of Borkwood Aage Madsen was an officer of Anton Nielsen Vojens ApS. Aage Madsen was a director of Anton Nielsen Vojens until May 25, 2007 and from there forward, there were no related parties between AOXY and Borkwood Development LTD. The Company had an outstanding balance of debt to Borkwood Development LTD at December 31, 2013 was $127,029 .

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

The Company's wholly owned subsidiary Anton Nielsen Vojens, ApS has a note payable with a bank ("Note A"). The original amount of Note A was kr 750,000 Danish Krone (kr). Note A is secured by the revenues of the lease with Statoil, with a 7.00% interest rate and 5 years left on the term. The balances on the note as of December 31, 2013 and December 31, 2012 were $50,315 and $57,230 respectively and the yearly payments are fixed at kr 75,000.

The Company's wholly owned subsidiary Anton Nielsen Vojens, ApS has a note payable with a bank ("Note B"). The original amount of Note B was kr 1,132,000 Danish Krone (kr). Note B is secured by the subsidiary;s real estate, with a 2.00% interest rate and 10 years left on the term. The balances on the note as of December 31, 2013 were $195,172.

NOTE 7 - DUE TO AFFILIATE

Due to affiliate consisted of: Advances payable to Crossfield, Inc., a related party, which are not collateralized, non-interest bearing, and payable upon demand, however, the Company did not expect to make payment within one year. During the 3 month period ended December 31, 2013 and 2012 the Company had borrowed $2,100 and $1,975 and had balances of $56,259 and $42,243 respectively, from affiliates and officers to meet expenses. The balances were not collateralized, were non-interest bearing and were payable on demand.

NOTE 8 - INCOME TAXES

As of December 31, 2013, the Company had federal and state net operating loss carryforwards of approximately $12,400,000 of which approximately $1,160,000 may be utilized to offset future taxable income. Section 382 of the Internal Revenue Code imposes substantial restrictions on the utilization of net operating loss and tax credit carryforwards when a change in ownership occurs. No deferred tax debits have been recorded because it is considered unlikely that they will be realized. The loss carryforwards will expire during the fiscal years ended June 30 as follows:

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

The Company maintains its cash in bank deposit accounts which, at December 31, 2013 did not exceed federally insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on such amounts.

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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDING DECEMBER 31, 2013 COMPARED TO 2012

Revenues: Revenues from operations for the three month period ending December 31, 2013 and December 31, 2012 were $8,555 and $10,276 respectively . They were attributable to rental payments for the commercial real estate held by Anton Nielsen Vojens and the fluctuation was due to currency value changes.

Selling, general and administrative expenses: SG&A expenses for the three month period ending December 31, 2013 and December 31, 2012 were $41,179 and $4,514 respectively. The expenses are attributable to ANV's operations and the increase in 2013 is attributable to the 2011 tax liability.

Interest expense: Interest expense for the three month period ending December 31, 2013 and December 31, 2012 was $1,053 and $1,157 respectively. Interest expenses flucuations are primarily due to the foreign currency adjustments of the US Dollar.

Other income (expense), net: Other income (expense) net for the three month period ending December 31, 2013 and December 31, 2012 was $0. Other income is completely associated with interest income of cash deposits.

Financing Activities (expense), net: During the three month period ending December 31, 2013 the Company's subsidiary took a loan from a Bank for 1,132,000 DKK ($195,172 USD). The loan is a 10 year term loan with a 2% interest with quarterly payments due of 37,593 DKK ($6,482 USD).

Net income (loss) attributed to common stockholders: Net loss and income for the three month period ending December 31, 2013 and December 31, 2012 attributed to common stockholders was $(41,249) and $(7,671), or $(0.0009) and $0.000 per share respectively.

Liquidity and capital resources: As of December 31, 2013 the Company had $92,294 in cash and cash equivalents and a working capital of $231,498 as compared to December 31, 2012 the Company had $2,277 in cash and cash equivalents and a working capital of $252,193. The change in cash is primarily due to financing activities and the payments made on the debt of the acquisition of ANV and normal operations. The decrease in the working capital is primarily related operations of ANV real estate.

Net cash provided (used) by operating activities for three month period ending December 31, 2013 was $(78,503) compared to December 31, 2012 was $2,558 . The net cash used by operating activities was primarily due to the operations of ANV and its settlement of the 2011 tax liability.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded as of December 31, 2013 that our disclosure controls and procedures were effective at ensuring that the material information required to be disclosed in the Exchange Act reports is recorded, processed, summarized and reported as required in applicable SEC rules and forms.

During the quarter ended December 31, 2013, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II

ITEM 1: LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

During the 3 month period ending December 31, 2013, the Company filed no reports on Form 8-K.

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

Date: February 6, 2014

/s/ Robert E. Wolfe /s/
------------------------------------------
Robert E. Wolfe, Chairman of the Board and
Chief Executive Officer and Principal
Financial Officer