Form 10-Q
period 2014-03-31
ADVANCED OXYGEN TECHNOLOGIES INC
filed 2014-05-14
CIK 352991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2014
Or
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from: _____________ to _____________

—————————————————————————————————————————————————

ADVANCED OXYGEN TECHNOLOGIES, INC.

 (Exact name of registrant as specified in its charter)

——————————————————————————————————————————————————

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

——————————————————————————————————————————————————————

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

ADVANCED OXYGEN TECHNOLOGIES, INC.

 Table of Contents

INDEX
PART I
Item I: Financial Statements (unaudited)	Page
Unaudited consolidated Balance Sheet as of March 31, 2014, June 30, 2013 and June 30, 2012	1
Unaudited Consolidated Statement of Operations and Changes in Accumulated Deficit for the three months and nine months ended March 31, 2014 and March 31, 2013	3
Unaudited Consolidated Statement of Changes in Stockholders’ Equity and (Capital Deficiency) for the three months ended March 31, 2014 and March 31, 2013	4
Unaudited Consolidated Statement of Cash Flow for the three months and nine months ended March 31, 2014 and March 31, 2013	5
Notes to the Consolidated Financial Statements	6
Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3: Quantitative and Qualitative Disclosures about Market Risk	16
Item 4: Controls and Procedures	16
PART II
Item 1: Legal Proceedings	18
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3: Defaults Upon Senior Securities	18
Item 4: Mine Safety Disclosures	18
Item 5: Other Information	18
Item 6. Exhibits and Reports on Form 8-K	18
Signature	19
EXHIBIT 99.1 (A), 99.1(B) Certifications of Officers	EX 31
EXHIBIT 99.1 (C), 99.1(D) Certifications of Officers	EX 32

PART 1: FINANCIAL INFORMATION

   Item I: Consolidated Financial Statements for the three months ending March 31, 2014 (unaudited).
ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY CONSOLATED BALANCE SHEETS
	Unaudited as of March 31,	Audited as of June 30,
ASSETS	2014	2013	2012

CURRENT ASSETS
Cash	$ 85,681	$ 5,775	$ -
Accounts Receivable, Related Party	-	-	-
	------------	------------	------------
Total Current Assets	85,681	5,775	-

FIXED ASSETS
Land and buildings	578,704	578,704	559,322
	------------	------------	------------
TOTAL ASSETS	$ 664,385	$ 584,479	$ 559,322
See accompanying notes to financial statements.	============	============	============
Return to Table of Contents LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$ 2,100	$ 22,591	$ 9,547
Current Bank Liability	-		232
Current Portion of Long Term Debt	31,524	7,386	7,119
Note Payable, Affiliate	-	-	3,390
Note Payable	127,029	126,174	136,285
Payroll and sales taxes payable	10,404	61,476	67,682
Prepaid Rental Revenues	-	-	1,294
	------------	------------	------------
Total current liabilities	171,057	217,627	225,549

Long Term Debt, subsidiary	200,533	47,560	54,469
Due to affiliate	56,259	46,400	40,268
	------------	------------	------------
Total Long Term Debt	260,792	93,960	94,737

Total Liabilities	431,849	311,587	320,286

STOCKHOLDERS' DEFICIENCY -
Convertible preferred stock, Series 2, par value $0.01; authorized 10,000,000 shares; issued and outstanding 5,000 shares liquidating preference $25,000	50	50	50

Convertible preferred stock, Series 3, par value $0.01; authorized and issued, 1,670,000 shares	16,700	16,700	16,700

Convertible preferred stock, Series 4; issued and outstanding,	-	-	-

Convertible preferred stock, Series 5; issued, 1 share	-	-	-

Common stock, par value $0.01; authorized, 90,000,000 shares; issued 46,973,585 shares	469,736	469,736	469,736

Additional paid-in capital	20,497,769	20,497,769	20,497,769

Accumulated deficit	(20,744,435)	(20,704,078)	(20,737,935)

Less treasury stock, at cost
1,670,000 shares of convertible preferred stock, Series 3	(7,284)	(7,284)	(7,284)
1,120,000 shares of common stock	-	-	-

TOTAL SHAREHOLDERS EQUITY	232,536	272,893	239,036
	------------	------------	------------
TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	$ 664,385	$ 584,479	$ 559,322
	============	============	============
See accompanying notes to financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC.
Consolidated Statement of Operations and Changes in Accumulated Deficit

	3 Month Period Ending March, 31		9 Month Period Ending March 31,		12 Month Period Ending June 30,
	(Unaudited)		(Unaudited)		(Audited)
	2014	2013	2014	2013	2013
Revenues
Real Estate Rental Income, subsidiary	11,193	10,512	26,730	47,260	60,590
Foreign Exchange Income		-	-	-	1,596
Total Revenues	11,193	10,512	26,730	47,260	62,186

Cost of Sales
Cost of Sales, subsidiary	-	-		-	-
	========	========	========	========	========
Gross Profit	11,193	10,512	26,730	47,260	62,186

Expenses
Accounting Expense	-	-	1,640	9,821	12,900
Interest Expense	4,350	1,049	6,377	3,324	4,353
General & Administrative	5,805	3,071	18,114	12,110	12,462
Taxes	-	-	38,855	2,455	-
Transfer Agent Expenses	-	2,100	2,100	2,100	2,100
	========	========	========	========	========
Total Expenses	10,155	6,220	67,086	29,810	31,906
	========	========	========	========	========
Income (loss) from Operations	1,038	4,292	(40,356)	17,450	30,280

Income Taxes	-	-	-	-	15,624
-	-	-	-	-	-
Other Income (Expense)
Interest Income	-	-	-	-	-
Foreign Exchange gain (loss) of Land and Buildings	-		-		19,209
Vendor Debt Write Down	-	-	-	-	-
Total Other Income (Expense)	-	-	-	-	19,209
	========	========	========	========	========
Net Income (Loss)	1,038	4,292	(40,356)	17,450	33,856

Accumulated Deficit
Beginning of Period	(20,745,472)	(20,724,778)	(20,704,078)	(20,737,935)	(20,737,934)
End of Period	(20,744,435)	(20,720,485)	(20,744,435)	(20,720,485)	(20,704,078)

Earnings per Share	0.000	0.000	$(0.0009)	0.000	$0.0007
See accompanying notes to financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

	3 Months ending		Year Ending
	March 31,		June 30,
	2014	2013	2013
	Unaudited		Audited
Common stock, par value $0.01, authorized, 90,000,000 shares;	-------------	-------------	-------------
issued, as follows:
Balance at beginning and end of period 46,973,585	$ 469,736	$ 469,736	$ 469,736
	=============	=============	=============
Additional paid in capital:
Balance at beginning and end of period	$ 20,497,769	$ 20,497,769	$ 20,497,769
	=============	=============	=============
Accumulated deficit:
Balance at beginning of period	$(20,745,472)	$ (20,724,778)	$ (20,737,934)
Net income (loss) for the period	1,038	4,292	33,856
	-------------	-------------	-------------
Balance at end of period	$ (20,744,435)	$ (20,720,485)	$ (20,704,078)

Rounding:	-	-	-
	=============	=============	=============
Other stockholders' deficiency accounts (no change during period)
Convertible preferred stock, net of treasury stock (see balance sheet )	$ 9,466	$ 9,466	$ 9,466
	=============	=============	=============
Stockholders' Equity (Deficiency) at end of period	232,536	256,486	272,893
	=============	=============	=============
See accompanying notes to financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC.
Consolidated Statement of Cash Flow

	3 Month Period Ending March 31,		9 Month Period Ending March 31,
	(unaudited)		(unaudited)
	2014	2013	2014	2013
Cash flow from operating activities
Net Income (Loss)	1,038	4,292	(40,356)	17,450

Adjustments to reconcile net loss to cash provided by operations
Note Payable, short term	-	-	855	(17,181)
Accounts Receivable & Value Added Tax Receivable	-	-	-	-
Accounts Payable and Accrued Expenses	-	2,100	(20,490)	9,012
Taxes Payable	1,779	292	(51,072)	3,358
Prepaid Rental Revenues	-	-	-	(1,294)
Current Portion of Long Term Debt	-	-	24,138	-
Total Adjustments	1,779	2,392	(46,570)	(6,105)

Net Cash provided (used) by operations	2,817	6,684	(86,926)	11,345

Cash Flows from financing activities:
Proceeds From:
Bank Long Term Debt, Subsidiary:	-	-	195,172	-
Note Payable Crossfield:	-	-	9,859	1,975
Used For:
Long Term Debt, Subsidiary	(9,430)	(2,276)	(38,199)	(6,634)
Net Cash Flows used in Financing Activities:	(6,613)	(2,276)	166,832	(4,659)

Net Increase (decrease) in Cash	(6,613)	4,408	79,906	6,685

Cash Balance at beginning of Period	92,294	2,277	5,775	0
Cash Balance at End of Period	85,681	6,685	85,681	6,685

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

Impairment of Real Estate Investments

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate investments may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate investments may not be recoverable, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of its real estate investments through its undiscounted future cash flows and the eventual disposition of the investment. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of its real estate investments, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of its real estate investments. The Company recorded no impairment loss on its real estate investments during the period ending March 31, 2014.

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

The Company maintains its cash in bank deposit accounts which, at March 31, 2014 did not exceed federally insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on such amounts.

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

NOTE 3 - MAJOR CUSTOMER:

The Company's subsidiary, Anton Nielsen Vojens, ApS has sales to two major customers who were non related parts. For the period ending March 31, 2014, June 30, 2013, and June 30, 2012 the major customer concentrations were as follows:

	Percent of Sales for the Period ending
	March 31,	June 30,
Customer	2014	2013	2012
A	100%	100%	100%
B	0%	0%	0%

Total Sales from Major Customers	100%	100%	100%

NOTE 4 - LAND AND BUILDINGS :

The Land owned by the Company's wholly owned subsidiary constitutes the largest asset of the Company. During the period ending March 31, 2014 the Company recorded no change in the value of the Land. The value of the Land of the Company was as follows:
	Value of Land,
		June 30,
	March 31, 2014	2013	2012
US Dollars	$578,504	$578,504	$559,322

NOTE 5 - RELATED PARTY TRANSACTIONS ANTON NIELSEN VOJENS, ApS

The Company purchased Anton Nielsen Vojens ApS from a previous shareholder of the Company, Borkwood Development LTD ("Borkwood"). At the time of the acquisition, even though Borkwood was not a shareholder, AOXY, a director of Borkwood Aage Madsen was an officer of Anton Nielsen Vojens ApS. Aage Madsen was a director of Anton Nielsen Vojens until May 25, 2007 and from there forward, there were no related parties between AOXY and Borkwood Development LTD. The Company had an outstanding balance of long term debt to Borkwood Development LTD at March 31, 2014 was $127,029 .

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

The Company's wholly owned subsidiary Anton Nielsen Vojens, ApS has a note payable with a bank ("Note A"). The original amount of Note A was kr 750,000 Danish Krone (kr). Note A is secured by the revenues of the lease with Statoil, with a 7.00% interest rate and 5 years left on the term. The balances on the note as of March 31, 2014 and March 31, 2013 were $47,786 and $54,953 respectively and the yearly payments are fixed at kr 75,000.

The Company's wholly owned subsidiary Anton Nielsen Vojens, ApS has a note payable with a bank ("Note B"). The original amount of Note B was kr 1,132,000 Danish Krone (kr). Note B is secured by the subsidiary;s real estate, with a 2.00% interest rate and 10 years left on the term. The balance on the note as of March 31, 2013 was $188,271.

NOTE 7 - DUE TO AFFILIATE

Due to affiliate consisted of: Advances payable to Crossfields, Inc., a related party, which are not collateralized, non-interest bearing, and payable upon demand, however, the Company did not expect to make payment within one year. During the 3 month period ended March 31, 2014 and 2013 the Company had borrowed $0 and had balances of $56,259 and $42,243 respectively, from affiliates and officers to meet expenses. The balances were not collateralized, were non-interest bearing and were payable on demand.

NOTE 8 - INCOME TAXES

As of March 31, 2014, the Company had federal and state net operating loss carryforwards of approximately $12,400,000 of which approximately $1,160,000 may be utilized to offset future taxable income. Section 382 of the Internal Revenue Code imposes substantial restrictions on the utilization of net operating loss and tax credit carryforwards when a change in ownership occurs. No deferred tax debits have been recorded because it is considered unlikely that they will be realized. The loss carryforwards will expire during the fiscal years ended June 30 as follows:

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

The Company maintains its cash in bank deposit accounts which, at March 31, 2014 did not exceed federally insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on such amounts.

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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDING MARCH 31, 2014 COMPARED TO 2013

Revenues: Revenues from operations for the three month period ending March 31, 2014 and March 31, 2013 were $11,193 respectively . They were attributable to rental payments for the commercial real estate held by Anton Nielsen Vojens and the fluctuation was due to currency value changes.

Selling, general and administrative expenses: SG&A expenses for the three month period ending March 31, 2014 and March 31, 2013 were $5,805 and $3,071. The expenses are attributable to ANV's operations.

Interest expense: Interest expense for the three month period ending March 31, 2014 and March 31, 2013 was $4,350 and $1,049 respectively. Interest expenses for 2014 are lower primarily due to the additional debt secured by the Company's subsidiary and foreign currency adjustments of the US Dollar.

Other income (expense), net: Other income (expense) net for the three month period ending March 31, 2014 and March 31, 2013 was $0 and $10 respectively. Other income is completely associated with interest income.

Net income (loss) attributed to common stockholders: Net loss and income for the three month period ending March 31, 2014 and March 31, 2013 attributed to common stockholders was $1,038 and $4,292, or $0.000 per share respectively.

Liquidity and Capital Resources: As of March 31, 2014 the Company had $85,681 in cash and cash equivalents and a working capital of $232,536 as compared to March 31, 2013, the Company had $6,685 in cash and cash equivalents and a working capital of $256,486 . The change in cash is primarily due the Company's subsidiary's financing activities and to the payments made on its debt. The decrease in the working capital is primarily related operations of ANV real estate.

Net cash provided (used) by operating activities for three month period ending March 31, 2014 was $2,817 as compared to March 31, 2013 which was $4,408. The net cash used by operating activities was primarily due to the operations of ANV.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

PART II

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded as of March 31, 2014 that our disclosure controls and procedures were effective at ensuring that the material information required to be disclosed in the Exchange Act reports is recorded, processed, summarized and reported as required in applicable SEC rules and forms.

During the quarter ended March 31, 2014, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

ITEM 1: LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

During the 3 month period ending March 31, 2014, the Company filed no reports on Form 8-K.

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

Date: May 7, 2014

/s/ Robert E. Wolfe /s/
------------------------------------------
Robert E. Wolfe, Chairman of the Board and
Chief Executive Officer and Principal
Financial Officer