Form 10-K
period 2014-06-30
ADVANCED OXYGEN TECHNOLOGIES INC
filed 2014-10-03
CIK 352991

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☑  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

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

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K(§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐  No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "an accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non Accelerated Filer	☐	Smaller Reporting Company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Check one: Yes ☐  No ☑

For the year ended June 30, 2014, Issuer's revenues were $44,830

The aggregate market value of Common Stock at September 9, 2014 held by non-affiliates approximated $133,291, based upon the average bid and asked prices for a share of Common Stock on that date. For purposes of this calculation, persons owning 10% or more of the shares of Common Stock are assumed to be affiliates, although such persons are not necessarily affiliates for any other purpose. As of June 30, 2014, there were 46,973,585 issued shares and 45,853,585 outstanding shares of the registrant's Common Stock, $.01 par value.

Documents incorporated by reference: None.

Cautionary Language Regarding Forward-Looking Statements and Industry Data

This Annual Report on Form 10-K contains “forward-looking statements”. Forward-looking statements are based upon our current assumptions, expectations and beliefs concerning future developments and their potential effect on our business. In some cases, you can identify forward-looking statements by the following words: “may,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “approximately,” “estimate,” “predict,” “project,” “potential” or the negative of these terms or other comparable terminology, although the absence of these words does not necessarily mean that a statement is not forward-looking. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements.

Factors that may cause or contribute actual results to differ from these forward-looking statements include, but are not limited to, the following:

• all the risks inherent in the owning, buying, leasing, selling, or deveolping real estate or the real estate business;

• the Company’s absence of significant sales or sales revenues, which make it difficult to predict future performance;

• the need to make multiple assumptions in preparing forecasts and projections of any kind, and significant difficulties in predicting and forecasting accurately the expenses likely to be incurred and the revenues likely to be generated in the Company’s future operations;

• significant competition in the real estate leasing and development business;

• the risk that the Company will have difficulties executing its intended business plan;

• the risk that the Company’s sole source of revenues may discontinue leasing, become insolvent, or not renew its relationship with the Company;

•

• potential barriers, risks, uncertainties and obstacles to the Company’s business plans;

• risks associated with the tightening or other adverse changes in the overall capital and credit markets and decreased availability of investment capital and/or credit, bank financing or other debt financing as and when needed or at favorable terms including fixed and/or low interest rates; and

• other risks over which we have no control.

All forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements or other information contained herein. Stockholders and potential investors should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this report are reasonable, we cannot assure stockholders and potential investors that these plans, intentions or expectations will be achieved. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

Information regarding market and industry statistics contained in this report is included based on information available to us that we believe is accurate. It is generally based on academic and other publications that are not produced for purposes of securities offerings or economic analysis. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services. Except as required by U.S. federal securities laws, we have no obligation to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements.

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

Upon the sale of the software Analyzt to SecurAs, Ltd., the Company entered into a royalty agreement with SecurAs until such time the entire purchase price of the sale has been paid. The Company does not expect royalty revenues from SecurAs based on no historical revenues to date.

The Company continues its efforts to raise capital to support operations and growth, and is actively searching acquisitions or mergers with another company that would complement the Company and increase its earnings potential.

COMPETITION:

The Company's subsidiary ANV revenues are currently derived from it lease revenues of its commercial real estate holding. With the global changes in the economies during the year ended June 30, 2014, the Company's' direct competition would be other vacant commercial real estate entities. The Company believes that there are no identifiable direct competitors .

CUSTOMERS:

The Company's subsidiary ANV currently has one customer, StatOil AS., Copenhagen Denmark.

EMPLOYEES:

As of June 30, 2014 the Company had a total of 2 employees.

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

WE ARE SUBJECT TO RISKS ASSOCIATED WITH FOREIGN CURRENCY

ANV is a Danish company with operations only in Denmark. During the year ended June 30, 2014 and 2013, foreign revenues accounted for 100% of our total revenue. As a result, we are subject to risks associated with generating revenue in multiple countries, including:

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on our internal controls over consolidated financial reporting in our annual reports on Form 10-K. In addition, the independent registered public accounting firm auditing our consolidated financial statements must attest to and report on management’s assessment of, and the effectiveness of our internal controls over financial reporting. This requirement was to first apply for management’s assessment in our annual report on Form 10-KSB for our fiscal year ending June 30, 2008, and for the independent registered public accounting firm’s assessment for fiscal year ended June 30, 2008. Depending on a number of variables and the significant resources required to comply, uncertainty exists regarding our ability to continue to comply with these rules even though the Company may have complied in the past.

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

· impairment of relationships with employees and customers as a result of any integration of new management personnel; and

· potential unknown liabilities associated with acquired businesses

Risks Specific to Our Industry

WE ARE SUBJECT TO RISKS ASSOCIATED WITH GLOBAL DECLINE IN REAL ESTATE

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

There are none.

ITEM 2. DESCRIPTION OF PROPERTY

The assets of the Company consist of its wholly owned subsidiary, Anton Nielsen Vojens, ApS ("ANV") whose sole asset is commercial real estate in Vojens, Denmark. The commercial real estate is leased to StatOil, AS until 2026. The property is land only and is a 750 square meter parcel currently used as a fuel station and is located at Ostergade 67, 6500 Vojens Denmark.

ITEM 3. LEGAL PROCEEDINGS

During the period ending June 30, 2014, there were pending or threatened legal actions as follows: None

Previously, the Company was a party to the following legal proceedings:

On July, 8, 2012 the Company's subsidiary, ANV settled its legal dispute with Statoil whereby the Company agreed to pay Statoil DKK 25,000 or $4,237 each quarter through 2013 or accept a reduction in the lease payment by the same amount.

On February 7, 2011 the Danish Tax Authority accessed taxes owed against Anton Nielsen Vojens for the 2006 and 2007 tax periods. On February 23, 2011 Anton Nielsen Vojens filed a law suit against the Danish Tax Authority disputing the assessment. On January 30, 2012, the case was withdrawn as the Danish authority and the Company accepted to lower the taxable income for both 2006 and 2007 to DKK 65,166 ($11,966 at June 30, 2014), lower the VAT for 2007 by DKK 16,291 ($2,991 at June 30, 2014), and lowever the VAT for 2008 is by DKK 8,146 ($1,496 at June 30, 2014)

On July, 8, 2011 the Company's wholly owned subsidiary, Anton Nielsen Vojens AS filed a suit against Evergreen World ApS, Jomfrumarken 3, 5580 Norre Aaby, Denmark in the ordinary course of business. On August 7th. 2012 Evergreen World ApS settled with the company for a payment of DKK 110,000 as full and final settlement.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the period ending June 30, 2014, there were no matters submitted to security holders for a vote.

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

Fiscal Year Ended June 30, 2014	High	Low
First Quarter	0.0148	0.0060
Second Quarter	0.0139	0.0082
Third Quarter	0.0135	0.0090
Fourth Quarter	0.0100	0.0060
Fiscal Year Ended June 30, 2013	High	Low
First Quarter	0.0549	0.004
Second Quarter	0.0094	0.0055
Third Quarter	0.009	0.0045
Fourth Quarter	0.0128	0.0045
Fiscal Year Ended June 30, 2012	High	Low
First Quarter	0.0089	0.0034
Second Quarter	0.019	0.0026
Third Quarter	0.01	0.0043
Fourth Quarter	0.005	0.004

HOLDERS

At June 30, 2014 the company had 1,558 shareholders of record. At July 9, 2014, the closing bid price of the Company's Common Stock as reported by the National Quotation Bureau, Inc., was $0.0125

DIVIDENDS

We have not paid or declared any dividends on our common stock since our inception. Our Board of Directors does not expect to declare cash dividends on our common stock in the near future. We anticipate that we will retain our future earnings to finance the continuing development of our business.

RECENT SALES OF UNREGISTERED SECURITIES

During the year ended June 30, 2014, we had no issuances of unregistered securities.

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

Interest Recognition on Notes Receivable:

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

The Company maintains its cash in bank deposit accounts which, at June 30, 2014 did not exceed federally insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on such amounts.

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

Recently Issued Accounting Standards:

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

RESULTS OF OPERATIONS 2014 COMPARED TO 2013

REVENUES. Revenues from operations were $44,830 in 2014 compared to $62,186 in 2013 . The decrease was attributable to the currency fluctuations and the application of prepaid rent revenues from previous periods.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses were $5,657 in 2014 compared to $12,462 in 2013. The expenses are attributable to ANV's normal operations and the flucations are attributable to currency fluctuations and accounting costs.

INTEREST EXPENSE. Interest expense was $25,045 in 2014 compared to $4,353 in 2013. Interest expense for 2014 increased due to the increase in ANV's long term debt.

NET INCOME (LOSS) ATTRIBUTED TO COMMON STOCKHOLDERS. Net income (loss) attributed to common stockholders was $(64,924) or $(0.0014) per share for 2014 as compared to $33,856 or $0.0007 per share for 2013, and mainly attributable to the currency flucuations.

LIQUIDITY AND CAPITAL RESOURCES. As of June 30, 2014 the Company had $100,825 of cash and cash equivalents and working capital of $207,969 compared to June 30, 2013 the Company had $5,775 of cash and cash equivalents and working capital of $272,893. The change in cash is primarily due to the ANV'S refinancing of its real estate and normal operations. The decrease in the working capital is primarily related to the operations of ANV.

Net cash provided by (used by) operating activities for 2014 and 2013 was $(109,492) and $6,552 respectively.

Net cash provided from (used for) financing activities for 2014 and 2013 was 204,798 and $(777) respectively. Net cash provided from or used for financing activities for both periods is related to the company's borrowings from banks, officers and directors, and the repayment of debt.

OFF BALANCE SHEET ARRANGEMENTS

We do not currently have any off balance sheet arrangements.

ITEM 7A. QUANTIVITIVE AND QUALITATIVE MARKET DISCLOSURES ABOUT RISK

Not required.

ITEM 8. AUDITED FINANCIAL STATEMENTS

See the consolidated financial statements on Exhibit F for the period ending June 30, 2014 and June30, 2013.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2014.

The effectiveness of our internal control over financial reporting as of June 30, 2014 has been audited by CHR Mortensen Revisionsfirma, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Annual Report on Form 10K.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Set forth below is information regarding the Company's directors and executive officers, including information furnished by them as to their principal occupations for the last five years, other directorships held by them and their ages as of June 30, 2014. All directors are elected for one-year terms, which expire as of the date of the Company's annual meeting.

Name	Age	Position	Director Since:
Robert E. Wolfe	51	Chairman of the Board, CEO, and CFO	1997
Lawrence Donofrio	63	Director	2003

Robert Wolfe has been the Chairman and CEO for Advanced Oxygen Technologies Inc. since 1997. Concurrently he has been the President and CEO of Crossfield, Inc. and Crossfield Investments, llc , both corporate consulting companies and Director and CFO of Dandrit Biotech USA, Inc., a company that engages in the research and development, manufacturing and clinical trials of pharmaceutical and biological products for the human treatment of cancer using the dendritic cell technology. From 1992-1993 he was Vice President and partner for CFI, NY Ltd. A Subsidiary of Corporate Financial Investments, PLC, London.

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

Audit Committee Financial Expert

As of June 30, 2014, we do not have an audit committee financial expert, as that term is defined in Item 407(d)(5) of Regulation S-B, because at this time our current level of operations and the cost of retaining such a financial expert are prohibitive. The Board of Directors as a whole fulfilled the duties normally assigned to an audit committee.

Code of Ethics

As of June 30, 2014, we have a code of ethics that applies to our Principal Executive Officer and Principal Financial and Accounting Officer(s) and to all of our staff. While we are a small company we believe that our code of ethics directs the Company to practice its business in an ethical way.

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

ITEM 11. EXECUTIVE COMPENSATION

Robert Wolfe, Chairman and CEO has waived his $350,000 annual salary for the year ending June 30, 2014. No officer or director received any compensation from the Company during the last fiscal year. The Company paid no bonuses in the last three fiscal years ended June 30, 2014 to officers or other employees.

The following table sets forth the total compensation paid or accrued to its Chief Executive Officer and Chief Financial Officer, Robert E. Wolfe during the fiscal year ending June 30, 2014. There were no other corporate officers in any of the last three fiscal years.

EXECUTIVE COMPENSATION

Name	Yr.	Salary	Bonus	Other Compensation	Restricted Awards	LTIP Awards	Other
Robert E. Wolfe	2014	0	0	0	0	0	0

EMPLOYMENT AGREEMENTS

We do not currently have any oral or written employment contracts, severance or change-in-control agreements with any of our executive officers.

OPTION GRANTS DURING 1999; VALUE OF OPTIONS AT YEAR-END

The following tables set forth certain information covering the grant of options to the Company's Chief Executive Officer and Chief Financial Officer, Robert E. Wolfe during the fiscal year ended June 30, 2014 and unexercised options held as of that date. Mr. Wolfe did not exercise any options during fiscal 2014.

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

Compensation Pursuant to Plans

The Company has three plans (the "Plans") under which its directors, executive officers and employees may receive compensation. The principal features of the 1981 Long-Term Incentive Plan (the "1981 Plan"), the 1988 Stock Option Plan (the "1988 Plan"), and the Non-Employee Director Plan (the "Director Plan") are described below. During the fiscal year ended June 30, 1994, the Company terminated its tax qualified cash or deferred profit-sharing plan (the "401(k) Plan"). During fiscal 2014, no executive officer received compensation pursuant to any of the Plans.

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

Issuable Shares

As of September 20, 1995, approximately 374,000 shares of Common Stock had been issued upon the exercise of options granted under the Option Plans, no shares of Common Stock were subject to outstanding options under the Options Plans and 626,000 shares of Common Stock were available for issuance under future option grants. From July 1, 1991 to September 20, 1995, options were granted at exercise prices ranging from $1.22 to $8.15 per share. The exercise price of each option was equal to 85% of the closing bid price of Company's Common Stock as reported on the NASDAQ Over the Counter Bulletin Board Exchange. Due to employee terminations, all options became void in August 1995. As of September 30, 2001 1,000,000 shares of Common Stock were available for issuance under future option grants and were still available at June 30, 2014.

Board of Directors Compensation

As of June 30, 2014 the directors did not receive any compensation for serving as members of the Board.

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

During the fiscal year ended June 30, 2014, no options were granted to non-employee Board members.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of June 30, 2014, by (i) all those known by the Company to be beneficial owners of more than 5% of its Common Stock; (ii) all directors; and (iii) all officers and directors of the Company as a group.

Name and Address of Beneficial Owner	No. Shares fully diluted	Percent ownership
Hennistone Projects Ltd.2 Eastglade Northwood Middlessex, HA6 3LD UK	11,760,000	25.65%
Crossland, ltd. 104B Saffrey Square, Nassau, Bahamas	5,937,500	12.94%
Crossland Ltd. Belize, 60 Market Square, PO Box 364, Belize City, Belize, Central America	6,312,500	13.77%
Eastern Star, Ltd, Bay Street Nassau Bahamas	2,712,000	5.91%
Robert E. Wolfe, New York, NY	90,000	0.196%
Lawrence Donofrio, San Diego CA	0	0.00%

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

Director Independence

During the year ended June 30, 2014, Robert Wolfe and Lawrence Donofrio served as our directors and only Mr. Donofrio is an independent director as he has no ownership, employment, or business interaction with the Company. We are currently traded on the Over-the-Counter Bulletin Board system and specifically the OTCQB. The OTCQB does not require that a majority of the Board be independent.

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

PART IV

ITEM 15 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company's auditors for the period ending June 30, 2014, June 30, 2013 and June 30, 2012 was CHR. Mortensen Revisionsfirma. The Company's wholly own subsidiary's local Danish accountant is IN-REVISION STATSAUTORISEREDE REVISORER A/S, Gersonsvej 7, 2900 Hellerup. The local auditors, IN-REVISION have performed work for ANV that included tax work and Danish Standards auditing work on ANV's yearly balance sheet and the profit/loss statement for the Danish Tax Authority and the Danish Ministry of Commerce. We have paid or expect to pay the following fees to CHR. Mortensen Revisionsfirma and Horwath Revisorerne vmba for work performed for the fiscal years ending June 30, 2014, June 30, 2013, and June 30, 2012 attributable to the audits of financial statements and Internal Control over Financial Reporting for the same periods:

Audit Fees
Year ending June 30,
	2014	2013	2012
Audit-Related Fees	$10,834	$12,990	$7,627
Tax and consulting Fees	$1,640	$2,618	$3,152
Other fees	-	-	-

The aggregate fees billed include amounts for an interim review of Form 10Q, review of SEC correspondence, the audit of the consolidated financial statements for 2014, and the Internal Control over Financial Reporting. Approximately 87% of the total hours spent on audit services for the Company for the year ended June 30, 2014, were spent by CHR. Mortensen Revisionsfirma.

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

The board has reviewed the fees paid to CHR. Mortensen Revisionsfirma and to Horwath Revisorerne vmba and has considered whether the fees paid for non-audit services are compatible with maintaining CHR. Mortensen Revisionsfirma independence. The board has also adopted policies and procedures to approve audit and non-audit services provided in the fiscal year 2014 by CHR. Mortensen Revisionsfirma in accordance with the Sarbanes-Oxley Act and rules of the SEC promulgated thereunder. These policies and procedures involve annual pre-approval by the board of the types of services to be provided by our independent auditor and fee limits for each type of service on both a per-engagement and aggregate level. The board may additionally ratify certain de minimis services provided by the independent auditor without prior board approval, as permitted by the Sarbanes-Oxley Act and rules of the SEC promulgated thereunder.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant): ADVANCED OXYGEN TECHNOLOGIES, INC.

Date: October 1, 2014

By (Signature and Title):

/s/ Robert E. Wolfe /s/

Robert E. Wolfe, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Date: October 1, 2014

By (Signature and title):

/s/Lawrence Donofrio /s/

Lawrence Donofrio, Director

EXHIBIT F

REPORT OF INDEPENDENT REGISTRATED PUBLIC ACCOUNTING FIRM

To the Shareowners and Directors of Advanced Oxygen Technologies Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, of equity, and of cash flows present fairly, in all material respects, the financial position of Advanced Oxygen Technologies Inc. and its subsidiaries at June 30, 2014 and June 30, 2013, and the results of their operations and their cash flows for each of the three fiscal years in the period ended June 30, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 8 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Copenhagen, October 1, 2014

/s/ CHR. Mortensen Rivisionsfirma

Copenhagen, Denmark

State Authorized Public Accountant

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY CONSOLATED BALANCE SHEETS
	As of June 30,
ASSETS	2014	2013

CURRENT ASSETS
Cash	$ 100,825	$ 5,775
Deferred Taxes	1,644	-
	------------	------------
Total Current Assets	92,010	5,775

FIXED ASSETS
Land and buildings	605,960	578,704
	------------	------------
TOTAL ASSETS	$ 708,429	$ 584,479
See accompanying notes to financial statements.	============	============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$ 9,261	$ 22,591
Current Portion of Long Term Debt	35,985	7,386
Current Bank Liability	-	-
Note Payable	127,029	126,174
Note Payable to affiliate	-	-
Taxes payable	58,026	61,476
Prepaid Rental Revenues	-	-
	------------	------------
Total current liabilities	230,301	217,627

Long Term Debt, subsidiary	213,900	47,560
Due to affiliate	56,259	46,400
	------------	------------
Total Long Term Debt	270,159	93,960

Total Liabilities	500,460	311,587

STOCKHOLDERS' EQUITY-
Convertible preferred stock, Series 2, par value $0.01; authorized 10,000,000 shares; issued and outstanding 5,000 shares liquidating preference $25,000	50	50

Convertible preferred stock, Series 3, par value $0.01; authorized and issued, 1,670,000 shares	16,700	16,700

Convertible preferred stock, Series 4; issued and outstanding,	-	-

Convertible preferred stock, Series 5; issued, 1 share	-	-

Common stock, par value $0.01; authorized, 90,000,000 shares; issued 46,973,585 shares	469,736	469,736

Additional paid-in capital	20,497,769	20,497,769

Accumulated deficit	(20,769,002)	(20,704,078)

Less treasury stock, at cost
1,670,000 shares of convertible preferred stock, Series 3	(7,284)	(7,284)
1,120,000 shares of common stock	-	-

TOTAL SHAREHOLDERS EQUITY	207,969	272,893
	------------	------------
TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	$ 708,429	$ 584,479
	============	============
See accompanying notes to financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENT OF OPERATIONS
	For the Years eneded June 30,
	2014	2013
Revenues

Real Estate Rentals	$ 44,830	$ 60,590
Foreign Exchange Income	-	1,596
	-------------	-------------
Total Revenues	$ 44,830	$ 62,186

Cost of Sales	-	-
Cost of Sales, Subsidiary	873	-
Total Cost of Sales	873	-

Gross Profit	37,841	62,186

Costs and Expenses
General & Administrative, ANV	5,657	12,462
Foreign Exchange Expense	6,116
Interest Expense, ANV	25,045	4,353
Professional expenses- Audit	12,474	12,990
Tax Expense	84,745	-
Transfer Agent Expense	2,100	2,100
	-------------	-------------
Total Costs and Expenses	136,137	31,906

	-------------	-------------
Income (loss) from operations before other income (expenses), and income tax expense	(92,180)	30,280

Income Taxes	-	15,634
	-------------	-------------
Other income (expenses)
Foreign Exchange gain (loss) of Land & Buildings	27,256	19,209
Interest Income	-	-
	-------------	-------------
Total Other Income(expense)	-	19,209
	-------------	-------------
NET INCOME (LOSS)	$ (64,924)	$ 33,856

	=============	=============
Average number of shares outstanding	45,853,585	45,853,585

Net income per share	$ (0.0014)	$ 0.0007
	=============	=============
Diluted earnings (loss) have not been presented since the effect of the assumed conversion of the convertible preferred stock would have an anti-dilutive effect.
See accompanying notes to financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
	Preferred Stock
	Convertible Series 2, par value $0.01, $25,000 liquidating Preference		Convertible Series 3, par value $0.01		Treasury, Convertible Series 3 (at cost)		Common Stock		Additional Paid In Capital		Accumulated Other Comprehensive Income(Loss)	Accumulated Deficit	Total Stockholders' Equity

	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount		Amount	Amount	Amount
Balance at June 30, 2012	5,000	$50	1,670,000	$16,700	1,670,000	$(7,284)	46,973,585	$469,736	$20,497,769	$		$(20,737,935)	$239,036
Net Income (Loss)												33,856
Rounding												1
Balance at June 30, 2013	5,000	50	1,670,000	16,700	1,670,000	(7,284)	46,973,585	469,736	20,497,769			(20,704,078)	272,893
Net Income (Loss)												(64,924)
Balance at June 30, 2014	5,000	50	1,670,000	16,700	1,670,000	(7,284)	46,973,585	469,736	20,497,769			(20,769,002)	207,969
See accompanying notes to financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Years Ended June 30,
	2014	2013
Cash flows from operating activities
Net income (loss)	$ (64,924)	$ 33,856
Adjustments to reconcile net income to net cash

Changes in operating assets and liabilities
Deferred Taxes	(1,644)	-
Accounts receivable	-	-
Land & Buildings	(27,256)	(19,382)
Accounts payable	(13,331)	13,043
Taxes payable	3,450	(6,205)
Current Portion of long term debt	48	267
Current Bank Liability	-	(232)
Note Payable	855	(13,501)
Prepaid Rental Revenues	-	(1,294)
	-------------	-------------
Net cash provided by (used in) operating activities	(109,492)	6,552
	-------------	-------------

Cash flow from financing activities:
Proceeds from:
Borrowing from officer-directors	9,859	6,132
Long term debt	202,986	1,991
Proceeds used for:
Long Term Debt, ANV	(8,047)	(8,900)
Long Term Debt, Crossfield	-	-
	-------------	-------------
Net cash provided by financing activities	204,798	(777)

NET (DECREASE) INCREASE IN CASH	95,050	5,775

Cash at beginning of year	$ 5,775	$ -
	-------------	-------------
Cash at end of year	$ 100,825	$ 5,775
	=============	=============

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

The Company maintains its cash in bank deposit accounts which, at June 30, 2014 did not exceed federally insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on such amounts.

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

NOTE 3 - MAJOR CUSTOMER:

The Company's subsidiary, Anton Nielsen Vojens, ApS has sales to one customer who is a non related party. For the period ending June 30, 2014 the major customer concentrations were as follows:

	Percent of Sales for the Period ending June 30,
Customer	2014	2013
A	100%	100%
B	-	-

Total Sales from Major Customers	100%	100%

NOTE 4 - LAND AND BUILDINGS :

The Land owned by the Company's wholly owned subsidiary constitutes the largest asset of the Company. During the period ending June 30, 2014 the Company recorded an increase in the value of the Land of $27,256 due to the fluctuation in the currency of the dollar. The value of the Land of the Company was as follows:

	Value of Land at June 30,
	2014	2013	2012
US Dollars	$605,960	$578,704	$559,322

NOTE 5 - RELATED PARTY TRANSACTIONS ANTON NIELSEN VOJENS, ApS

The Company purchased Anton Nielsen Vojens ApS from a previous shareholder of the Company, Borkwood Development LTD ("Borkwood"). At the time of the acquisition, even though Borkwood was not a shareholder of AOXY, a director of Borkwood Aage Madsen was an officer of Anton Nielsen Vojens ApS. Aage Madsen was a director of Anton Nielsen Vojens until May 25, 2007 and from there forward, there were no related parties between AOXY and Borkwood Development LTD. The Company had an outstanding balance of short term debt to Borkwood Development LTD at June 30, 2014 was $127,029.

NOTE 6 - COMMITMENTS AND CONTINGENCIES:

Commitments:

The Company issued a promissory note ("Note") for $650,000, payable to the Borkwood Development Ltd, a previous shareholder of the Company ("Seller"), payable and amortized monthly and carrying a interest at 5% per year. The Company has the right to prepay the note at any time with a notice of 14 days. To secure the payment of principal and interest the Sellers will receive a perfect lien and security interest in the Shares in the company ANV until the note with accrued interest is paid in full., and, 2) In the case that the Note has not been repaid within 12 months from the day of closing the Sellers have the right to convert the debt to common stock of Advanced Oxygen Technologies, Inc. in an amount of non diluted shares calculated on the conversion Date, equal to the lesser of : a) Six hundred and Fifty thousand (650,000) or the Purchase Price minus the principal payments made by the buyer, which ever is greater, divided by the previous ten day closing price of AOXY as quoted on the national exchange, or b) Fifteen million shares, which ever is lesser. The Note has been extended until July 1, 2015 and interest waived through the period ending June 30, 2014.

The Company's wholly owned subsidiary Anton Nielsen Vojens, ApS has a note payable with a bank. The original amount of the note was kr 750,000 Danish Krone (kr) ("Note A"). The note is secured by the revenues of the lease with Statoil, with a 7.00% interest rate and 5 years left on the term. The balance on the note as of June 30, 2014 was $53,733 and the yearly payments are fixed at kr 75,000. The value of the note reflect the currency adjustments. The table below summarizes the companies commitments going forward.

The Company's wholly owned subsidiary Anton Nielsen Vojens, ApS has a note payable with a bank ("Note B"). The original amount of Note B was kr 1,132,000 Danish Krone (kr). Note B is secured by the subsidiary's real estate, with a 2.00% interest rate and 10 years left on the term. The balance on the note as of June 30, 2014 was $196,151.

Advanced Oxygen Technologies, Inc. Commitments and Contingencies for the year Ending June 30, 2014
Year	Bank Note "A" Amount in DKK	Bank Note "A" Amount converted to $US Dollars at currency exchange rate at June 30, 2014	Bank Note "B" Amount in DKK	Bank Note "B" Amount converted to $US Dollars at currency exchange rate at June 30, 2014	Borkwood Note Amount in $US Dollars	Total *
2015	DKK 75,000	$13,772	DKK 149,797	$27,506	$127,029	$168,307
2016	DKK 75,000	$13,772	DKK 149,797	$27,506		$41,278
2017	DKK 75,000	$13,772	DKK 149,797	$27,506		$41,278
2019	-	-	DKK 149,797	$27,506		$27,506
2020	-	-	DKK 149,797	$27,506		$27,506
2021	-	-	DKK 149,797	$27,506		$27,506
2022	-	-	DKK 149,797	$27,506		$27,506
2023	-	-	DKK 149,797	$27,506		$27,506
2024	-	-	DKK 149,797	$27,506		$27,506
2025	-	-	DKK 149,797	$27,506		$27,506
	-	-		-	-	$470,911

The amounts stated in this table reflect the Company's commitments in the currencies that those commitments were made and the total column is an estimate of what the US dollar amount would be if the currency rates did not change going forward.

NOTE 7 - DUE TO AFFILIATE

Due to affiliate consisted of:

1) Advances payable to Crossfields, Inc., a related party, which are not collateralized, non-interest bearing, and payable upon demand, however, the Company did not expect to make payment within one year. During the year ended June 30, 2014 the Company had a balance of $56,259, from affiliates and officers to meet expenses. The balances were not collateralized, were non-interest bearing and were payable on demand.

NOTE 8 - INCOME TAXES

As of June 30, 2014, the Company had federal and state net operating loss carryforwards of approximately $12,400,000 of which approximately $1,160,000 may be utilized to offset future taxable income. Section 382 of the Internal Revenue Code imposes substantial restrictions on the utilization of net operating loss and tax credit carryforwards when a change in ownership occurs. No deferred tax debits have been recorded because it is considered unlikely that they will be realized. The loss carryforwards will expire during the fiscal years ended June 30 as follows:

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