Form 10-Q
period 2014-12-31
ADVANCED OXYGEN TECHNOLOGIES INC
filed 2015-02-09
CIK 352991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2014
Or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Check one: Yes ☐  No ☑

Indicate the nujmber of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: As of February 6, 2015, there were 2,292,945 issued shares and outstanding shares of the registrant's Common Stock, $.01 par value.

Documents incorporated by reference: None.

ADVANCED OXYGEN TECHNOLOGIES, INC.

PART 1: FINANCIAL INFORMATION

   Item I: Consolidated Financial Statements for the three months ending December 31, 2014 (unaudited).

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY CONSOLATED BALANCE SHEETS
	As of December 31,	As of June 30,
ASSETS	2014 (unaudited)	2014	2013

CURRENT ASSETS
Cash	$ 86,750	$ 100,825	$ 5,775
Deferred Taxes	1,644	1,644	-
	------------	------------	------------
Total Current Assets	88,394	102,469	5,775

FIXED ASSETS
Land and buildings	605,960	605,960	578,704
	------------	------------	------------
TOTAL ASSETS	$ 694,354	$ 708,429	$ 584,479
See accompanying notes to financial statements.	============	============	============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$ 7,161	$ 9,261	$ 22,591
Current Portion of Long Term Debt	35,985	35,985	7,386
Note Payable	127,029	127,029	126,174
Taxes payable	57,543	58,026	61,476
	------------	------------	------------
Total current liabilities	227,718	230,301	217,627

Long Term Debt, subsidiary	200,064	213,900	47,560
Due to affiliate	58,359	56,259	46,400
	------------	------------	------------
Total Long Term Debt	258,423	270,159	93,960

Total Liabilities	486,141	500,460	311,587

STOCKHOLDERS' EQUITY-
Convertible preferred stock, Series 2, par value $0.01; authorized 10,000,000 shares; issued and outstanding 5,000 shares liquidating preference $25,000	50	50	50

Convertible preferred stock, Series 3, par value $0.01; authorized and issued, 1,670,000 shares	16,700	16,700	16,700

Convertible preferred stock, Series 4; issued and outstanding,	-	-	-

Convertible preferred stock, Series 5; issued, 1 share	-	-	-

Common stock, par value $0.01; authorized, 60,000,000 shares; issued and outstanding 2,292,945 shares at December 31, 2014 and par value $0.01; authorized, 90,000,000 shares; issued and outstanding 46,973,585 shares at June 30, 2014 and 2013	22,929	469,736	469,736

Additional paid-in capital	20,944,575	20,497,769	20,497,769

Accumulated deficit	(20,768,757)	(20,769,002)	(20,704,078)

Less treasury stock, at cost
1,670,000 shares of convertible preferred stock, Series 3	(7,284)	(7,284)	(7,284)
1,120,000 shares of common stock	-	-	-

TOTAL SHAREHOLDERS EQUITY	208,213	207,969	272,893
	------------	------------	------------
TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	$ 694,354	$ 708,429	$ 584,479
	============	============	============
See accompanying notes to financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC.
Consolidated Statement of Operations and Changes in Accumulated Deficit

	3 Month Period Ending December 31,		6 Month Period Ending December 31,		12 Month Period Ending June 30,
	(Unaudited)		(Unaudited)		(Audited)
	2014	2013	2014	2013	2014
Revenues
Real Estate Rental Income, subsidiary	10,140	8,555	20,055	15,537	44,830
Total Revenues	10,140	8,555	20,055	15,537	44,830

Cost of Sales
Cost of Sales, subsidiary	-	-	-	-	-
	========	========	========	========	========
Gross Profit	10,140	8,555	20,055	15,537	44,830

Expenses
Accounting Expense	6,757	-	6,757	1,640	12,474
Interest Expense	2,808	1,053	5,793	2,026	25,045
General & Administrative	3,600	7,796	7,261	12,310	5,657
Foreign Exchange Expense	-	-	-	-	6,116
Taxes	-	30,230	-	30,230	84,745
Transfer Agent Expenses	-	2,100	-	2,100	2,100
Total Expenses	13,165	41,179	19,811	48,306	136,137
	========	========	========	========	========
Income (loss) from Operations	(3,025)	(32,624)	244	(32,769)	(92,180)

Income Taxes	-	8,625	-	8,625	-

Other Income (Expense)
Interest Income	-	-	-	-	-
Foreign Exchange gain (loss) of Land and Buildings	-	-	-	-	27,256
Vendor Debt Write Down	-	-	-	-	-
Total Other Income (Expense)	-	-	-	-	27,256
	========	========	========	========	========
Net Income (Loss)	(3,025)	(41,249)	244	(41,394)	(64,924)

Accumulated Deficit
Beginning of Period	(20,765,734)	(20,707,755)	(20,769,002)	(20,704,078)	(20,704,078)
End of Period	(20,768,757)	(20,745,472)	(20,768,757)	(20,745,472)	(20,769,002)

Earnings per Share	$ (0.0013)	$ (0.0001)	$ 0.0000	$ (0.0009)	$ (0.0014)
See accompanying notes to financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
	Preferred Stock
	Convertible Series 2, par value $0.01, $25,000 liquidating Preference		Convertible Series 3, par value $0.01		Treasury, Convertible Series 3 (at cost)		Common Stock		Additional Paid In Capital		Accumulated Other Comprehensive Income(Loss)	Accumulated Deficit	Total Stockholders' Equity

	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount		Amount	Amount	Amount
Balance at June 30, 2012	5,000	$50	1,670,000	$16,700	1,670,000	$(7,284)	46,973,585	$469,736	$20,497,769	$		$(20,737,935)	$239,036
Net Income (Loss)												33,856
Rounding												1
Balance at June 30, 2013	5,000	50	1,670,000	16,700	1,670,000	(7,284)	46,973,585	469,736	20,497,769			(20,704,078)	272,893
Net Income (Loss)												3,268
Balance at June 30, 2014	5,000	50	1,670,000	16,700	1,670,000	(7,284)	46,973,585	469,736	20,497,769			(20,769,001)	211,237
To record a reverse stock split of 20 shares for 1 share on December 8, 2014							(44,680,640)	(446,806)	44,680,806
Net Income (Loss)												(3,025)
Balance at December 31, 2014	5,000	50	1,670,000	16,700	1,670,000	(7,284)	2,292,945	22,290	20,944,575			(20,768,757)	208,213
See accompanying notes to financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC.
Consolidated Statement of Cash Flow

	6 Month Period Ending December 31		12 Month Period Ending June 30
	(unaudited)		(audited)
	2014	2013	2014
Cash flow from operating activities
Net Income (Loss)	244	(41,349)	(64,924)

Adjustments to reconcile net loss to cash provided by operations	-	-	-
Accounts Receivable & Value Added Tax Receivable	-	-	(1,644)
Accounts Payable and Accrued Expenses	(2,100)	(20,490)	(13,331)
Current Portion of Long Term Debt	-	-	48
Note Payable	-	855	-
Taxes Payable	483	(52,851)	3,450
Prepaid Rental Revenues, ANV	-	-	855
Land & Buildings	-	-	(27,256)
Current Bank Liability	-	24,138	-
Total Adjustments	(2,583)	(48,348)	(37,878)

Net Cash provided (used) by operations	(2,339)	(89,742)	(109,492)

Cash Flows from financing activities:
Proceeds From:
Note Payable, Crossfield	2,100	9,859	9,859
Long Term Bank Debt, Subsidiary	-	195,172	-
Proceeds Used For:
Long Term Debt	(13,836)	(28,769)	194,939
Net Cash Flows used in Financing Activities:	(11,736)	176,262	204,798

Net Increase (decrease) in Cash	(14,075)	86,520	95,050

Cash Balance at beginning of Period	100,825	5,775	5,775
Cash Balance at End of Period	86,750	92,295	100,825

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

The Company maintains its cash in bank deposit accounts which, at December 31, 2014 did not exceed federally insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on such amounts.

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

NOTE 3 - MAJOR CUSTOMER:

The Company's subsidiary, Anton Nielsen Vojens, ApS has sales to two major customers who were non related parts. For the period ending December 31, 2014, June 30, 2014, and June 30, 2013 the major customer concentrations were as follows:

	Percent of Sales for the Period ending
	December 31,	June 30,
Customer	2014	2014	2013
A	100%	100%	100%
B	0%	0%	0%

Total Sales from Major Customers	100%	100%	100%

NOTE 4 - LAND AND BUILDINGS :

The Land owned by the Company's wholly owned subsidiary constitutes the largest asset of the Company. During the period ending December 31, 2014 the Company recorded no change in the value of the Land. The value of the Land of the Company was as follows:
	Value of Land,
		June 30,
	December 31, 2014	2014	2013
US Dollars	$605,960	$605,960	$578,704

NOTE 5 - RELATED PARTY TRANSACTIONS ANTON NIELSEN VOJENS, ApS

The Company purchased Anton Nielsen Vojens ApS from a previous shareholder of the Company, Borkwood Development LTD ("Borkwood"). At the time of the acquisition, even though Borkwood was not a shareholder, AOXY, a director of Borkwood Aage Madsen was an officer of Anton Nielsen Vojens ApS. Aage Madsen was a director of Anton Nielsen Vojens until May 25, 2007 and from there forward, there were no related parties between AOXY and Borkwood Development LTD. The Company had an outstanding balance of long term debt to Borkwood Development LTD at December 31, 2014 was $127,029 .

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

The Company's wholly owned subsidiary Anton Nielsen Vojens, ApS has a note payable with a bank. The original amount of the note was kr 750,000 Danish Krone (kr) ("Note A"). The note is secured by the revenues of the lease with Statoil, with a 7.00% interest rate and 5 years left on the term. The balance on the note as of December 31, 2014 and June 30, 2014 was $48,798 and $53,733 respectively and the yearly payments are fixed at kr 75,000. The value of the note reflect the currency adjustments. The table below summarizes the companies commitments going forward.

The Company's wholly owned subsidiary Anton Nielsen Vojens, ApS has a note payable with a bank ("Note B"). The original amount of Note B was kr 1,132,000 Danish Krone (kr). Note B is secured by the subsidiary's real estate, with a 2.00% interest rate and 10 years left on the term. The balance on the note as of December 31, 2014 and June 30, 2014 was $187,251 and $196,151 respectively.

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

NOTE 7 - DUE TO AFFILIATE

Due to affiliate consisted of: Advances payable to Crossfields, Inc., a related party, which are not collateralized, non-interest bearing, and payable upon demand, however, the Company did not expect to make payment within one year. During the 3 month period ended December 31, 2014 and 2013 the Company had borrowed $1,000 and $2,100 and had balances of $58,359 and $56,259 respectively, from affiliates and officers to meet expenses. The balances were not collateralized, were non-interest bearing and were payable on demand.

NOTE 8 - INCOME TAXES

As of December 31, 2014, the Company had federal and state net operating loss carryforwards of approximately $12,400,000 of which approximately $1,160,000 may be utilized to offset future taxable income. Section 382 of the Internal Revenue Code imposes substantial restrictions on the utilization of net operating loss and tax credit carryforwards when a change in ownership occurs. No deferred tax debits have been recorded because it is considered unlikely that they will be realized. The loss carryforwards will expire during the fiscal years ended June 30 as follows:

Year	Amount
2018	236,000
2019	548,000
2020	351,000
2021	29,000
Total	$ 1,164,000

The overall effective tax rate differs from the federal statutory tax rate of 34% due to operating losses and other deferred assets not providing benefit for income tax purposes.

NOTE 9 - SHAREHOLDERS' EQUITY:

Commo Stock:

Pursuant to a Certificate of Amendment to our Certificate of Incorporation filed with the State of Delaware and effective as of December 8, 2014, the Company (effected a reverse stock split of all the outstanding shares of our common stock at an exchange ratio of one for twenty (1:20) and changed the number our authorized shares of common stock, par value $0.01 per share, from 90,000,000 to 60,000,000 while maintaining the number of authorized shares of preferred stock, par value $0.01 per share, at 10,000,000. As a result, the 45,853,585 shares of common stock outstanding at December 7, 2014 had been reduced to 2,292,945 shares of common stock (taking into account the rounding up of fractional share interests).

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

The Company maintains its cash in bank deposit accounts which, at December 31, 2014 did not exceed federally insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on such amounts.

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

In June 2009, the FASB approved the "FASB Accounting Standards Codification" (the "Codification") as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is effective for the Company in the interim period ending December 31, 2014 and it does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDING DECEMBER 31, 2014 COMPARED TO 2013

Revenues: Revenues from operations for the three month period ending December 31, 2014 and December 31, 2013 were $10,140 and $8,555 respectively . They were attributable to operations of the Company's wholly owned subsidiary Anton Nielsen Vojens.

Selling, general and administrative expenses: SG&A expenses for the three month period ending December 31, 2014 and December 31, 2013 were $10,357 and $41,179 respectively. The expenses are attributable to ANV's operations and the increase in 2013 is attributable to the 2011 owed tax liability determination.

Interest expense: Interest expense for the three month period ending December 31, 2014 and December 31, 2013 was $2,808 and $1,053 respectively. Interest expenses for 2014 are higer due to the additional debt of the Company's subsidiary, ANV.

Financing Activities (expense), net: During the three month period ending December 31, 2013 the Company's subsidiary took a loan from a Bank for 1,132,000 DKK ($195,172 USD). The loan is a 10 year term loan with a 2% interest with quarterly payments due of 37,593 DKK ($6,482 USD).

Net income (loss) attributed to common stockholders: Net income(loss) for the three month period ending December 31, 2014 and December 31, 2013 attributed to common stockholders was ($3,025) or $0.000 and ($41,249) or ($0.0009) per share respectively.

Liquidity and capital resources: As December 31, 2014 the Company had $86,750 in cash and cash equivalents and a working capital of $208,213 as compared to December 31, 2013 the Company had $92,294 in cash and cash equivalents and a working capital of $231,498. The decrease in the working capital is primarily related operations of ANV real estate operations, tax settlement, and foreign currency adjustmnets of the US Dollar.

Net cash provided (used) by operating activities for six month period ending December 31, 2014 was ($2,339) compared to December 31, 2013 was (89,742). The net cash used by operating activities was primarily due to the operations of ANV.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded as of December 31, 2014 that our disclosure controls and procedures were effective at ensuring that the material information required to be disclosed in the Exchange Act reports is recorded, processed, summarized and reported as required in applicable SEC rules and forms.

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

PART II

ITEM 1: LEGAL PROCEEDINGS

During the period ending December 31, 2014, there were pending or threatened legal actions as follows: None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

During the 3 month period ending December 31, 2014, the Company filed a report on Form 8-K. Pursuant to a Certificate of Amendment to our Certificate of Incorporation filed with the State of Delaware and effective as of December 5, 2014, the Company effected a reverse stock split of all the outstanding shares of our common stock at an exchange ratio of one for twenty (1:20) (the “Reverse Stock Split”) and changed the number our authorized shares of common stock, par value $0.01 per share, from 90,000,000 to 60,000,000 while maintaining the number of authorized shares of preferred stock, par value $0.01 per share, at 10,000,000 (the “Amendment”). Immediately prior to the effectiveness of the Amendment, we had outstanding 45,853,585 shares of common stock. As a result of the Amendment, the 45,853,585 shares of common stock outstanding have been reduced to approximately 2,292,945 shares of common stock (taking into account the rounding up of fractional share interests). The Reverse Stock Split described hereunder became market effective on December 8, 2014. FINRA has placed a “D” on the ticker symbol for 20 business days to signify that the Reverse Stock Split has occurred. As a result, effective as of December 8, 2014 and for the next 20 business days, our stock will trade under the symbol “AOXYD”. Our new CUSIP number is 00754B301.

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

Date: February 6, 2015

/s/ Robert E. Wolfe /s/
------------------------------------------
Robert E. Wolfe, Chairman of the Board and
Chief Executive Officer and Principal
Financial Officer