Form 10-Q
period 2015-09-30
ADVANCED OXYGEN TECHNOLOGIES INC
filed 2015-11-06
CIK 352991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015
Or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Check one: Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: As of November 02, 2015, there were 2,292,945 issued and outstanding shares of the registrant's Common Stock, $.01 par value.

Documents incorporated by reference: None.

ADVANCED OXYGEN TECHNOLOGIES, INC.

 Table of Contents

INDEX
PART I
Item I: Financial Statements (unaudited)	Page
Unaudited consolidated Balance Sheet as of September 30, 2015 and June 30, 2015	1
Unaudited Consolidated Statement of Operations and Changes in Accumulated Deficit for the three months ended September 30, 2015 and September 30, 2014	3
Unaudited Consolidated Statement of Changes in Stockholders’ Equity and (Capital Deficiency) for the three months ended September 30, 2015 and September 30, 2014	4
Unaudited Consolidated Statement of Cash Flow for the three months ended September 30, 2015 and September 30, 2014	5
Notes to the Consolidated Financial Statements	6
Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3: Quantitative and Qualitative Disclosures about Market Risk	16
Item 4: Controls and Procedures	16
PART II
Item 1: Legal Proceedings	18
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3: Defaults Upon Senior Securities	18
Item 4: Mine Safety Disclosures	18
Item 5: Other Information	18
Item 6. Exhibits and Reports on Form 8-K	18
Signature	19
EXHIBIT 31.1, 31.2 Certifications of Officers	EX 31
EXHIBIT 32.1, 32.2 Certifications of Officers	EX 32
EXHIBIT 101.INS XBRL Instance	EX 101.INS
EXHIBIT 101.SCH XBRL Taxonomy Extension Schema Document	EX 101.SCH
EXHIBIT 101.CAL XBRL Taxonomy Extension Calculation Document	EX 101.CAL
EXHIBIT 101.DEF XBRL Taxonomy Extension Definition Document	EX 101.DEF
EXHIBIT 101.LAB XBRL Taxonomy Extension Labels Document	EX 101.LAB
EXHIBIT 101.PRE XBRL Taxonomy Extension Presentation Document	EX 101.PRE

PART 1: FINANCIAL INFORMATION

   Item I: Consolidated Financial Statements for the three months ending September 30, 2015 (unaudited).

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY CONSOLATED BALANCE SHEETS
	As of September 30,	As of June 30,
ASSETS	2015 (unaudited)	2015	2014

CURRENT ASSETS
Cash	$ 45,551	$ 68,260	$ 100,825
Deferred Taxes	1,194	1,194	1,644
	------------	------------	------------
Total Current Assets	46,745	69,454	102,469

FIXED ASSETS
Land and buildings	478,440	478,440	605,960
	------------	------------	------------
TOTAL ASSETS	$ 525,185	$ 547,894	$ 708,429
See accompanying notes to financial statements.	============	============	============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$ 24,260	$ 24,260	$ 9,261
Current Portion of Long Term Debt	24,804	24,804	35,985
Note Payable	127,029	127,029	127,029
Taxes payable	1,697	27,217	58,026
	------------	------------	------------
Total current liabilities	177,790	203,310	230,301

Long Term Debt, subsidiary	143,403	149,648	213,900
Due to affiliate	63,423	60,998	56,259
	------------	------------	------------
Total Long Term Debt	206,826	210,646	270,159

Total Liabilities	384,616	413,956	500,460

STOCKHOLDERS' EQUITY-
Convertible preferred stock, Series 2, par value $0.01; authorized 10,000,000 shares; issued and outstanding 5,000 shares liquidating preference $25,000	50	50	50

Convertible preferred stock, Series 3, par value $0.01; authorized and issued, 1,670,000 shares	16,700	16,700	16,700

Convertible preferred stock, Series 4; issued and outstanding,	-	-	-

Convertible preferred stock, Series 5; issued, 1 share	-	-	-

Common stock, par value $0.01; At September 30, 2015 and June 30, 2015, authorized 60,000,000 shares; issued and outstanding 2,292,945 shares. At June 30, 2014 authorized, 90,000,000 shares; issued 46,973,585 shares; outstanding 45,853,585 shares.	22,929	22,929	469,736

Additional paid-in capital	20,944,575	20,944,575	20,497,769

Accumulated deficit	(20,836,401)	(20,769,002)	(20,769,002)

Less treasury stock, at cost
1,670,000 shares of convertible preferred stock, Series 3	(7,284)	(7,284)	(7,284)
1,120,000 shares of common stock	-	-	-

TOTAL SHAREHOLDERS EQUITY	140,569	133,938	207,969
	------------	------------	------------
TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	$ 525,185	$ 547,894	$ 708,429
	============	============	============
See accompanying notes to financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC.
Consolidated Statement of Operations and Changes in Accumulated Deficit

	3 Month Period Ending September 30,		12 Month Period Ending June 30,
	(Unaudited)		(Audited)
	2015	2014	2015
Revenues
Real Estate Rental Income, subsidiary	9,057	9,914	38,585
Foreign Exchange Income	-	-	35,323

Total Revenues	9,057	9,914	73,908

Cost of Sales
Cost of Sales, subsidiary	-	-	-
	========	========	========
Gross Profit	9,057	9,914	73,908

Expenses
Accounting Expense	-	-	8,884
Interest Expense	2,204	2,986	10,410
General & Administrative	223	3,661	4,196
Foreign Exchange Expense	-	-	-
Taxes	-	-	-
Transfer Agent Expenses	-	-	2,100
Total Expenses	2,427	6,647	25,590
	========	========	========
Income (loss) from Operations	6,630	3,267	48,319

Income Tax Benefit (Expense)	-	-	5,169

Other Income (Expense)
Foreign Exchange gain (loss) of Land and Buildings	-	-	(127,520)
Total Other Income (Expense)	-	-	(127,520)
	========	========	========
Net Income (Loss)	6,630	3,267	(74,032)

Accumulated Deficit
Beginning of Period	(20,843,032)	(20,769,002)	(20,769,002)
End of Period	(20,836,401)	(20,765,735)	(20,843,032)

Earnings per Share	$ 0.0029	$ 0.0001	$ (0.0034)
See accompanying notes to financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
	Preferred Stock
	Convertible Series 2, par value $0.01, $25,000 liquidating Preference		Convertible Series 3, par value $0.01		Treasury, Convertible Series 3 (at cost)		Common Stock		Additional Paid In Capital	Accumulated Deficit	Total Stockholders' Equity

	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount
Balance at June 30, 2012	5,000	$50	1,670,000	$16,700	1,670,000	$(7,284)	46,973,585	$469,736	$20,497,769	$(20,737,935)	$239,036
Net Income (Loss)										33,856
Rounding										1
Balance at June 30, 2013	5,000	50	1,670,000	16,700	1,670,000	(7,284)	46,973,585	469,736	20,497,769	(20,704,078)	272,893
Net Income (Loss)										(64,924)
Balance at June 30, 2014	5,000	50	1,670,000	16,700	1,670,000	(7,284)	46,973,585	469,736	20,497,769	(20,769,002)	207,969
Net Income (Loss)										(74,032)
Rounding										2
To record the reduction of 44,680,640 common shares on December 8, 2014 in connection reverse split of 20 to 1, par value $0.01.							(44,680,640)	(446,807)	446,806
Balance at June 30, 2015	5,000	50	1,670,000	16,700	1,670,000	(7,284)	2,292,945	22,929	20,944,575	(20,843,032)	133,938
Net Income (Loss)										6,630
Rounding										1
Balance at September 30, 2015	5,000	50	1,670,000	16,700	1,670,000	(7,284)	2,292,945	22,929	20,944,575	(20,836,401)	140,569

See accompanying notes to financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC.
Consolidated Statement of Cash Flow

	3 Month Period Ending September 30		12 Month Period Ending June 30
	(unaudited)		(audited)
	2015	2014	2015
Cash flow from operating activities
Net Income (Loss)	6,630	3,267	(74,032)

Adjustments to reconcile net loss to cash provided by operations	-	-	-
Accounts Receivable & Deferred Taxes Receivable	-	-	450
Accounts Payable and Accrued Expenses	-	(1,100)	14,999
Current Portion of Long Term Debt	-	-	(11,181)
Taxes Payable	(25,519)	(2,130)	(30,809)
Land & Buildings	-	-	127,520
Rounding	-	-	1
Total Adjustments	(25,519)	(3,231)	100,980

Net Cash provided (used) by operations	(18,889)	37	26,948

Cash Flows from financing activities:
Proceeds From:
Note Payable, Crossfield	2,425	1,100	4,739
Proceeds Used For:
Long Term Debt	(6,245)	(7,062)	(64,251)
Net Cash Flows used in Financing Activities:	(3,820)	(5,962)	(59,513)

Net Increase (decrease) in Cash	(22,710)	(5,925)	(32,565)

Cash Balance at beginning of Period	68,260	100,825	100,825
Cash Balance at End of Period	45,551	94,900	68,260

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

Cash and Cash Equivalents:

For purposes of the statement of cash flows, the Company considers all highly-liquid investments purchased with original maturities of three months or less to be cash equivalents.  The Company maintains its cash in bank deposit accounts which, at September 30, 2015 did not exceed federally insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on such amounts.

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

In February 2015, the FASB issued Accounting Standards Update No. 2015-02 (ASU 2015-02) "Consolidation (Topic 810): Amendments to the Consolidation Analysis." ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. It is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. We do not anticipate that the adoption of ASU 2015-02 will have any impact on our consolidated financial statements.

Other recent accounting pronouncements issued by the FASB did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 3 - MAJOR CUSTOMER:

The Company's subsidiary, Anton Nielsen Vojens, ApS has sales to major customers who were non related parties. For the period ending September 30, 2015, June 30, 2015, and June 30, 2014 the major customer concentrations were as follows:

	Percent of Sales for the Period ending
	September 30,	June 30,
Customer	2015	2015	2014
A	100%	100%	100%

Total Sales from Major Customers	100%	100%	100%

NOTE 4 - LAND AND BUILDINGS :

The Land owned by the Company's wholly owned subsidiary constitutes the largest asset of the Company. During the period ending September 30, 2015 the Company recorded no change in the value of the Land. The value of the Land of the Company was as follows:
	Value of Land,
		June 30,
	September 30, 2015	2015	2014
US Dollars	$478,440	$478,440	$605,960

 NOTE 5 - RELATED PARTY TRANSACTIONS ANTON NIELSEN VOJENS, ApS

The Company purchased Anton Nielsen Vojens ApS from a previous shareholder of the Company, Borkwood Development LTD ("Borkwood"). At the time of the acquisition, even though Borkwood was not a shareholder, AOXY, a director of Borkwood Aage Madsen was an officer of Anton Nielsen Vojens ApS. Aage Madsen was a director of Anton Nielsen Vojens until May 25, 2007 and from there forward, there were no related parties between AOXY and Borkwood Development LTD. The Company had an outstanding balance of long term debt to Borkwood Development LTD at September 30, 2015 was $127,029 .

NOTE 6 - COMMITMENTS AND CONTINGENCIES:

Commitments:

The Company has issued a promissory note ("Note") for $650,000, payable to the Borkwood Development Ltd, a previous shareholder of the Company ("Seller"), payable and amortized monthly and carrying a interest at 5% per year. The Company has the right to prepay the note at any time with a notice of 14 days. To secure the payment of principal and interest the Sellers will receive a perfect lien and security interest in the Shares in the company ANV until the note with accrued interest is paid in full., and, 2) In the case that the Note has not been repaid within 12 months from the day of closing the Sellers have the right to convert the debt to common stock of Advanced Oxygen Technologies, Inc. in an amount of non diluted shares calculated on the conversion Date, equal to the lesser of : a) Six hundred and Fifty thousand (650,000) or the Purchase Price minus the principal payments made by the buyer, which ever is greater, divided by the previous ten day closing price of AOXY as quoted on the national exchange, or b) Fifteen million shares, which ever is lesser. The Note has been extended until July 1, 2016 and interest waived through the period ending June 30, 2015. The balance on the note as of September 30, 2015 and June 30, 2015 was $127,029.

The Company's wholly owned subsidiary Anton Nielsen Vojens, ApS has a note payable with a bank. The original amount of the note was kr 750,000 Danish Krone (kr) ("Note A"). The note is secured by the revenues of the lease with Statoil, with a 7.00% interest rate and 5 years left on the term. The balance on the note as of September 30, 2015 and June 30, 2015 was $27,543 and $29,836 respectively and the yearly payments are fixed at kr 75,000. The value of the note reflect the currency adjustments. The table below summarizes the companies commitments going forward.

The Company's wholly owned subsidiary Anton Nielsen Vojens, ApS has a note payable with a bank ("Note B"). The original amount of Note B was kr 1,132,000 Danish Krone (kr). Note B is secured by the subsidiary's real estate, with a 2.00% interest rate and 10 years left on the term. The balance on the note as of September 30, 2015 and June 30, 2015 was $140,644 and $144,616 respectively.

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

 NOTE 7 - DUE TO AFFILIATE

Due to affiliate consisted of: Advances payable to Crossfield, Inc., a related party, which are not collateralized, non-interest bearing, and payable upon demand, however, the Company did not expect to make payment within one year. During the 3 month period ended September 30, 2015 and 2014 the Company had borrowed $2,452 and $1,100 and had balances of $63,423 and $57,359 respectively, from affiliates and officers to meet expenses. The balances were not collateralized, were non-interest bearing and were payable on demand.

NOTE 8 - INCOME TAXES

As of September 30, 2015, the Company had federal and state net operating loss carryforwards of approximately $12,400,000 of which approximately $1,160,000 may be utilized to offset future taxable income. Section 382 of the Internal Revenue Code imposes substantial restrictions on the utilization of net operating loss and tax credit carryforwards when a change in ownership occurs. No deferred tax debits have been recorded because it is considered unlikely that they will be realized. The loss carryforwards will expire during the fiscal years ended June 30 as follows:

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

Cash and Cash Equivalents:  For purposes of the statement of cash flows, the Company considers all highly-liquid investments purchased with original maturities of three months or less to be cash equivalents.  The Company maintains its cash in bank deposit accounts which, at September 30, 2015 did not exceed federally insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on such amounts.

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

In February 2015, the FASB issued Accounting Standards Update No. 2015-02 (ASU 2015-02) "Consolidation (Topic 810): Amendments to the Consolidation Analysis." ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. It is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. We do not anticipate that the adoption of ASU 2015-02 will have any impact on our consolidated financial statements.

Other recent accounting pronouncements issued by the FASB did not or are not believed by management to have a material impact on the Company's present or future financial statements.

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDING SEPTEMBER 30, 2015 COMPARED TO 2014:

Revenues: Revenues from operations for the three month period ending September 30, 2015 and September 30, 2014 were $9,057 and $9,914 respectively. They were attributable to operations of the Company's wholly owned subsidiary Anton Nielsen Vojens. The fluctuation was due to currency fluctuations.

Selling, general and administrative expenses: SG&A expenses for the three month period ending September 30, 2015 and September 30, 2014 were $223 and $3,661 respectively. The expenses are attributable to ANV's operations.

Interest expense: Interest expense for the three month period ending September 30, 2015 and September 30, 2014 was $2,204 and $2,986 respectively. Interest expenses for 2014 are higher due to the additional debt of the Company's subsidiary, ANV.

Net income (loss) attributed to common stockholders: Net income (loss) for the three month period ending September 30, 2015 and September 30, 2014 attributed to common stockholders was $6,630 or $0.0029 per share and $3,267 or $0.0001 per share respectively.

Liquidity and capital resources:  At September 30, 2015 the Company had $45,551 in cash and cash equivalents and a working capital of $140,569 as compared to September 30, 2014 the Company had $94,900 in cash and cash equivalents and a working capital of $211,237. The decrease in the working capital is primarily related operations of ANV real estate operations, tax settlement, and foreign currency adjustments of the US Dollar.

Net cash provided (used) by operating activities for three month period ending September 30, 2015 was ($22,710) compared to September 30, 2014 was $37. The net cash used by operating activities was primarily due to the operations of ANV and the payment of ANV taxes.

OFF BALANCE SHEET ARRANGEMENTS:

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

The Company entered into a two year employment agreement ("NAG Agreement" as contained in Exhibit I of the registrants SEC Form 10-K for the period ending June 30, 1998) with Nancy Gaylord on March 13, 1998. On September 18, 1998, Nancy Gaylord terminated her employment with the Company. The NAG Agreement had no provision for this termination. The Company entered into a lease agreement as contained in Exhibit I of the registrants SEC Form 10-QSB for the period ending December 31, 1998 with America-United Enterprises Inc. on October 01, 1998 and took possession of 4,700 sf. of premises on November 06, 1998 in Santa Clarita for its CA location. Currently, this is the only California location of the Company.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded as of September 30, 2015 that our disclosure controls and procedures were effective at ensuring that the material information required to be disclosed in the Exchange Act reports is recorded, processed, summarized and reported as required in applicable SEC rules and forms.

During the quarter ended September 30, 2015, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II

ITEM 1: LEGAL PROCEEDINGS

During the period ending September 30, 2015, there were pending or threatened legal actions as follows: None

 ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

During the 3 month period ending September 30, 2015, the Company filed no reports on Form 8-K.

Exhibit Number	Description of the Document
3.1	Certificate of Incorporation as Amended and filed with the Secretary of State of Delaware effective on December 5, 2014(1)
3.2	Bylaws.(1)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an exhibit to the Company's 8-K filed with the SEC on December 5, 2014 and incorporated herein by reference.

SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 2, 2015

/s/ Robert E. Wolfe /s/
------------------------------------------
Robert E. Wolfe, Chairman of the Board and
Chief Executive Officer and Principal
Financial Officer