Form 10-Q
period 2015-12-31
ADVANCED OXYGEN TECHNOLOGIES INC
filed 2016-02-09
CIK 352991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2015
Or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Check one: Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: As of February 9, 2016, there were 2,292,945 issued shares and outstanding shares of the registrant's Common Stock, $.01 par value.

Documents incorporated by reference: None.

ADVANCED OXYGEN TECHNOLOGIES, INC.

 Table of Contents

INDEX
PART I
Item I: Financial Statements (unaudited)	Page
Unaudited consolidated Balance Sheet as of December 31, 2015 and June 30, 2015	1
Unaudited Consolidated Statement of Operations and Changes in Accumulated Deficit for the three months ended December 31, 2015 and December 31, 2014	3
Unaudited Consolidated Statement of Changes in Stockholders’ Equity and (Capital Deficiency) for the three months ended December 31, 2015 and December 31, 2014	4
Unaudited Consolidated Statement of Cash Flow for the three months ended December 31, 2015 and December 31, 2014	5
Notes to the Consolidated Financial Statements	6
Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3: Quantitative and Qualitative Disclosures about Market Risk	16
Item 4: Controls and Procedures	16
PART II
Item 1: Legal Proceedings	18
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3: Defaults Upon Senior Securities	18
Item 4: Submission of Matters To a Vote of Security Holders	18
Item 5: Other Information	18
Item 6. Exhibits and Reports on Form 8-K	18
Signature	19
EXHIBIT 31 (A), 31(B) Certifications of Officers	EX 31
EXHIBIT 32 (C), 32(D) Certifications of Officers	EX 32
EXHIBIT 101.INS XBRL Instance	EX 101.INS
EXHIBIT 101.SCH XBRL Taxonomy Extension Schema Document	EX 101.SCH
EXHIBIT 101.CAL XBRL Taxonomy Extension Calculation Document	EX 101.CAL
EXHIBIT 101.DEF XBRL Taxonomy Extension Definition Document	EX 101.DEF
EXHIBIT 101.LAB XBRL Taxonomy Extension Labels Document	EX 101.LAB
EXHIBIT 101.PRE XBRL Taxonomy Extension Presentation Document	EX 101.PRE

PART 1: FINANCIAL INFORMATION

   Item I: Consolidated Financial Statements for the three months ending December 31, 2015 (unaudited).

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

The results for the period ended December 31, 2015 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10K for the fiscal year ended June 30, 2015 filed with the Securities and Exchange Commission on September 29, 2015.

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY CONSOLATED BALANCE SHEETS
	As of December 31,	As of June 30,
ASSETS	2015 (unaudited)	2015	2014

CURRENT ASSETS
Cash	$ 58,645	$ 68,260	$ 100,825
Deferred Taxes	1,194	1,194	1,644
	------------	------------	------------
Total Current Assets	59,839	69,454	102,469

FIXED ASSETS
Land and buildings	478,440	478,440	605,960
	------------	------------	------------
TOTAL ASSETS	$ 538,279	$ 547,894	$ 708,429
See accompanying notes to financial statements.	============	============	============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$ 24,389	$ 24,260	$ 9,261
Current Portion of Long Term Debt	24,804	24,804	35,985
Note Payable	127,029	127,029	127,029
Taxes payable	3,945	27,217	58,026
	------------	------------	------------
Total current liabilities	184,167	203,310	230,301

Long Term Debt, subsidiary	137,099	149,648	213,900
Due to affiliate	76,667	60,998	56,259
	------------	------------	------------
Total Long Term Debt	213,766	210,646	270,159

Total Liabilities	397,933	413,956	500,460

STOCKHOLDERS' EQUITY-
Convertible preferred stock, Series 2, par value $0.01; authorized 10,000,000 shares; issued and outstanding 5,000 shares liquidating preference $25,000	50	50	50

Convertible preferred stock, Series 3, par value $0.01; authorized and issued, 1,670,000 shares	16,700	16,700	16,700

Convertible preferred stock, Series 4; issued and outstanding,	-	-	-

Convertible preferred stock, Series 5; issued, 1 share	-	-	-

Common stock, par value $0.01; At December 31, 2015 and June 30, 2015, authorized 60,000,000 shares; issued and outstanding 2,292,945 shares. At June 30, 2014 authorized, 90,000,000 shares; issued 46,973,585 shares; outstanding 45,853,585 shares.	22,929	22,929	469,736

Additional paid-in capital	20,944,575	20,944,575	20,497,769

Accumulated deficit	(20,836,624)	(20,843,032)	(20,769,002)

Less treasury stock, at cost
1,670,000 shares of convertible preferred stock, Series 3	(7,284)	(7,284)	(7,284)
1,120,000 shares of common stock as of June 30, 2014 and 0 shares as of June 30, 2015 and December 31, 2015	-	-	-

TOTAL SHAREHOLDERS EQUITY	140,346	133,938	207,969
	------------	------------	------------
TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	$ 538,279	$ 547,894	$ 708,429
	============	============	============
See accompanying notes to financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC.
Consolidated Statement of Operations and Changes in Accumulated Deficit

	3 Month Period Ending December 31,		6 Month Period Ending December 31,		12 Month Period Ending June 30,
	(Unaudited)		(Unaudited)		(Audited)
	2015	2014	2015	2014	2015
Revenues
Real Estate Rental Income, subsidiary	9,057	10,140	18,115	20,055	38,585
Foreign Exchange Income	-	-	-	-	35,323

Total Revenues	9,057	10,140	18,115	20,055	73,908

Cost of Sales
Cost of Sales, subsidiary	-	-	-	-	-
	========	========	========	========	========
Gross Profit	9,057	10,140	18,115	20,055	73,908

Expenses
Accounting Expense	6,143	6,757	6,143	6,757	8,884
Interest Expense	2,128	2,808	4,332	5,793	10,410
General & Administrative	1,008	3,600	1,231	7,261	4,196
Foreign Exchange Expense	-	-	-	-	-
Taxes	-	-	-	-	-
Transfer Agent Expenses	-	-	-	-	2,100
Total Expenses	9,279	13,165	11,706	19,811	25,590
	========	========	========	========	========
Income (loss) from Operations	(222)	(3,025)	6,409	244	48,319

Income Tax Benefit (Expense)	-	-	-	-	5,169

Other Income (Expense)
Interest Income	-	-	-	-	-
Foreign Exchange gain (loss) of Land and Buildings	-	-	-	-	(127,520)
Vendor Debt Write Down	-	-	-	-	-
Total Other Income (Expense)	-	-	-	-	(127,520)
	========	========	========	========	========
Net Income (Loss)	(222)	(3,025)	6,409	244	(74,032)

Basic net income per share	$ (0.0001)	$ (0.0013)	$ 0.0028	$ 0.0000	$ (0.032)
Basic weighted average shares outstanding	2,292,945	45,853,585	2,292,945	45,853,585	2,292,945
Diluted net income per share	$ (0.0001)	$ (0.0013)	$ 0.0028	$ 0.0000	$ (0.0034)
Diluted weighted average shares outstanding	2,292,945	45,853,585	2,292,945	45,853,585	21,440,479
See accompanying notes to financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
	Preferred Stock
	Convertible Series 2, par value $0.01, $25,000 liquidating Preference		Convertible Series 3, par value $0.01		Treasury, Convertible Series 3 (at cost)		Common Stock		Additional Paid In Capital	Accumulated Deficit	Total Stockholders' Equity

	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount

Balance at June 30, 2013	5,000	50	1,670,000	16,700	1,670,000	(7,284)	46,973,585	469,736	20,497,769	(20,704,078)	272,893
Net Income (Loss)										(64,924)
Balance at June 30, 2014	5,000	50	1,670,000	16,700	1,670,000	(7,284)	46,973,585	469,736	20,497,769	(20,769,002)	207,969
Net Income (Loss)										(74,032)
Rounding										2
To record the reduction of 44,680,640 common shares on December 8, 2014 in connection reverse split of 20 to 1, par value $0.01.							(44,680,640)	(446,807)	446,806
Balance at June 30, 2015	5,000	50	1,670,000	16,700	1,670,000	(7,284)	2,292,945	22,929	20,944,575	(20,843,032)	133,938
Net Income (Loss)										6,409
Rounding										(1)
Balance at December 31, 2015	5,000	50	1,670,000	16,700	1,670,000	(7,284)	2,292,945	22,929	20,944,575	(20,836,624)	140,346

See accompanying notes to financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC.
Consolidated Statement of Cash Flow

	6 Month Period Ending December 31		12 Month Period Ending June 30
	(unaudited)		(audited)
	2015	2014	2015
Cash flow from operating activities
Net Income (Loss)	6,409	244	(74,032)

Adjustments to reconcile net loss to cash provided by operations	-	-	-
Accounts Receivable & Value Added Tax Receivable	-	-	450
Accounts Payable and Accrued Expenses	4,129	(2,100)	14,999
Current Portion of Long Term Debt	-	-	(11,181)
Taxes Payable	(23,272)	483	(30,809)
Land & Buildings	-	-	127,520
Rounding	-	-	1
Total Adjustments	(19,143)	(2,583)	100,980

Net Cash provided (used) by operations	(12,734)	(2,339)	26,948

Cash Flows from financing activities:
Proceeds From:
Note Payable, Crossfield	15,669	2,100	4,739
Proceeds Used For:
Long Term Debt	(12,550)	(13,836)	(64,251)
Net Cash Flows used in Financing Activities:	3,119	(11,736)	(59,513)

Net Increase (decrease) in Cash	(9,615)	(14,075)	(32,565)

Cash Balance at beginning of Period	68,260	100,825	100,825
Cash Balance at End of Period	58,645	86,750	68,260

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

The Company maintains its cash in bank deposit accounts which, at December 31, 2015 did not exceed federally insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on such amounts.

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

NOTE 3 - MAJOR CUSTOMER:

The Company's subsidiary, Anton Nielsen Vojens, ApS has sales to two major customers who were non related parts. For the period ending December 31, 2015, June 30, 2015, and June 30, 2014 the major customer concentrations were as follows:

	Percent of Sales for the Period ending
	December 31,	June 30,
Customer	2015	2015	2014
A	100%	100%	100%
B	0%	0%	0%

Total Sales from Major Customers	100%	100%	100%

NOTE 4 - LAND AND BUILDINGS :

The Land owned by the Company's wholly owned subsidiary constitutes the largest asset of the Company. During the period ending December 31, 2015 the Company recorded no change in the value of the Land. The value of the Land of the Company was as follows:
	Value of Land,
		June 30,
	December 31, 2015	2015	2014
US Dollars	$478,440	$478,440	$605,960

NOTE 5 - RELATED PARTY TRANSACTIONS ANTON NIELSEN VOJENS, ApS

The Company purchased Anton Nielsen Vojens ApS from a previous shareholder of the Company, Borkwood Development LTD ("Borkwood"). At the time of the acquisition, even though Borkwood was not a shareholder, AOXY, a director of Borkwood Aage Madsen was an officer of Anton Nielsen Vojens ApS. Aage Madsen was a director of Anton Nielsen Vojens until May 25, 2007 and from there forward, there were no related parties between AOXY and Borkwood Development LTD. The Company had an outstanding balance of long term debt to Borkwood Development LTD at December 31, 2015 was $127,029 .

NOTE 6 - COMMITMENTS AND CONTINGENCIES:

Commitments:

The Company has issued a promissory note ("Note") for $650,000, payable to the Borkwood Development Ltd, a previous shareholder of the Company ("Seller"), payable and amortized monthly and carrying a interest at 5% per year. The Company has the right to prepay the note at any time with a notice of 14 days. To secure the payment of principal and interest the Sellers will receive a perfect lien and security interest in the Shares in the company ANV until the note with accrued interest is paid in full., and, 2) In the case that the Note has not been repaid within 12 months from the day of closing the Sellers have the right to convert the debt to common stock of Advanced Oxygen Technologies, Inc. in an amount of non diluted shares calculated on the conversion Date, equal to the lesser of : a) Six hundred and Fifty thousand (650,000) or the Purchase Price minus the principal payments made by the buyer, which ever is greater, divided by the previous ten day closing price of AOXY as quoted on the national exchange, or b) Fifteen million shares, which ever is lesser. The Note has been extended until July 1, 2016 and interest waived through the period ending June 30, 2015. The balance on the note as of December 31, 2015 and June 30, 2015 was $127,029.

The Company's wholly owned subsidiary Anton Nielsen Vojens, ApS has a note payable with a bank. The original amount of the note was kr 750,000 Danish Krone (kr) ("Note A"). The note is secured by the revenues of the lease with Statoil, with a 7.00% interest rate and 5 years left on the term. The balance on the note as of December 31, 2015 and June 30, 2015 was $25,210 and $29,836 respectively and the yearly payments are fixed at kr 75,000. The value of the note reflect the currency adjustments. The table below summarizes the companies commitments going forward.

The Company's wholly owned subsidiary Anton Nielsen Vojens, ApS has a note payable with a bank ("Note B"). The original amount of Note B was kr 1,132,000 Danish Krone (kr). Note B is secured by the subsidiary's real estate, with a 2.00% interest rate and 10 years left on the term. The balance on the note as of December 31, 2015 and June 30, 2015 was $136,693 and $144,616 respectively.

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

NOTE 7 - DUE TO AFFILIATE

Due to affiliate consisted of: Advances payable to Crossfields, Inc., a related party, which are not collateralized, non-interest bearing, and payable upon demand, however, the Company did not expect to make payment within one year. During the 3 month period ended December 31, 2015 and 2014 the Company had borrowed $15,669 and $1,000 and had balances of $76,667 and $58,359 respectively, from affiliates and officers to meet expenses. The balances were not collateralized, were non-interest bearing and were payable on demand.

NOTE 8 - INCOME TAXES

As of December 31, 2015, the Company had federal and state net operating loss carryforwards of approximately $12,400,000 of which approximately $1,160,000 may be utilized to offset future taxable income. Section 382 of the Internal Revenue Code imposes substantial restrictions on the utilization of net operating loss and tax credit carryforwards when a change in ownership occurs. No deferred tax debits have been recorded because it is considered unlikely that they will be realized. The loss carryforwards will expire during the fiscal years ended June 30 as follows:

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

Series 4 Convertible Preferred Stock:

The shares are collectively convertible to common stock of the Company on March 5, 2004, in an amount equal to the greater of a.)290,000 shares divided by the ten day closing price, prior to the date of acquisition of IPS, of the Company's common stock as quoted on the national exchange and not to exceed twenty million shares, or b) six million shares.

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
The Company maintains its cash in bank deposit accounts which, at December 31, 2015 did not exceed federally insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on such amounts.

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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDING DECEMBER 31, 2015 COMPARED TO 2014

Revenues: Revenues from operations for the three month period ending December 31, 2015 and December 31, 2014 $9,057 were $10,140 respectively . They were attributable to operations of the Company's wholly owned subsidiary Anton Nielsen Vojens.

Selling, general and administrative expenses: SG&A expenses for the three month period ending December 31, 2015 and December 31, 2014  were $7,151 and $10,357 respectively. The expenses are attributable to ANV's operations and the decrease in 2015 was attributed to currency fluctuations.

Interest expense: Interest expense for the three month period ending December 31, 2015 and December 31, 2014 was $2,218 and $2,808 respectively. Interest expenses differences were attributed to currency fluctuations from the Company's subsidiary, ANV.

Net income (loss) attributed to common stockholders: Net income(loss) for the three month period ending December 31, 2015 and December 31, 2014  attributed to common stockholders was ($222) or $0.000 per share and ($3,025) or $0.000 per share respectively.

Liquidity and capital resources: At December 31, 2015 the Company had $58,645 in cash and cash equivalents and a working capital of $140,346 as compared to at December 31, 2014 the Company had $86,750 in cash and cash equivalents and a working capital of $208,213. The decrease in the working capital is primarily related operations of ANV real estate operations, tax settlement, and foreign currency adjustments of the US Dollar.

Net cash provided (used) by operating activities for six month period ending December 31, 2015 was ($12,734) compared to December 31, 2014 which was ($2,339). The net cash used by operating activities was primarily due to the operations of ANV.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded as of December 31, 2015 that our disclosure controls and procedures were effective at ensuring that the material information required to be disclosed in the Exchange Act reports is recorded, processed, summarized and reported as required in applicable SEC rules and forms.

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

PART II

ITEM 1: LEGAL PROCEEDINGS

During the period ending December 31, 2015, there were pending or threatened legal actions as follows: None

 ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

 ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

During the 3 month period ending December 31, 2015, the Company filed no reports on Form 8-K.

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

Date: February 9, 2016

/s/ Robert E. Wolfe /s/
------------------------------------------
Robert E. Wolfe, Chairman of the Board and
Chief Executive Officer and Principal
Financial Officer