Form 10-Q
period 2016-03-31
ADVANCED OXYGEN TECHNOLOGIES INC
filed 2016-05-09
CIK 352991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2016
Or
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of May 6, 2016, there were 2,292,945 outstanding shares of Advanced Oxygen Technologies, Inc. common stock, $0.01 par value.

ADVANCED OXYGEN TECHNOLOGIES, INC.

 Table of Contents

INDEX
PART I
Item I: Financial Statements (unaudited)	Page
Unaudited consolidated Balance Sheet as of March 31, 2016, June 30, 2015 and June 30, 2014	1
Unaudited Consolidated Statement of Operations and Changes in Accumulated Deficit for the three months and nine months ended March 31, 2016 and March 31, 2015	3
Unaudited Consolidated Statement of Changes in Stockholders’ Equity and (Capital Deficiency) for the three months ended March 31, 2016 and March 31, 2015	4
Unaudited Consolidated Statement of Cash Flow for the three months and nine months ended March 31, 2016 and March 31, 2015	5
Notes to the Consolidated Financial Statements	6
Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3: Quantitative and Qualitative Disclosures about Market Risk	16
Item 4: Controls and Procedures	16
PART II
Item 1: Legal Proceedings	18
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3: Defaults Upon Senior Securities	18
Item 4: Mine Safety Disclosures	18
Item 5: Other Information	18
Item 6. Exhibits and Reports on Form 8-K	18
Signature	19
EXHIBIT 31 (A), 31(B) Certifications of Officers	EX 31
EXHIBIT 32 (C), 32(D) Certifications of Officers	EX 32
EXHIBIT 101.INS XBRL Instance	EX 101.INS
EXHIBIT 101.SCH XBRL Taxonomy Extension Schema Document	EX 101.SCH
EXHIBIT 101.CAL XBRL Taxonomy Extension Calculation Document	EX 101.CAL
EXHIBIT 101.DEF XBRL Taxonomy Extension Definition Document	EX 101.DEF
EXHIBIT 101.LAB XBRL Taxonomy Extension Labels Document	EX 101.LAB
EXHIBIT 101.PRE XBRL Taxonomy Extension Presentation Document	EX 101.PRE

PART 1: FINANCIAL INFORMATION

Item I: Consolidated Financial Statements for the three months ending March 31, 2016 (unaudited).

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS
	As of March 31,	As of June 30,
ASSETS	2016 (unaudited)	2015	2014

CURRENT ASSETS
Cash	$ 45,983	$ 68,260	$ 100,825
Deferred Taxes	1,194	1,194	1,644
	------------	------------	------------
Total Current Assets	47,177	69,454	102,469

FIXED ASSETS
Land and buildings	478,440	478,440	605,960
	------------	------------	------------
TOTAL ASSETS	$ 525,617	$ 547,894	$ 708,429
See accompanying notes to financial statements.	============	============	============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$ 24,846	$ 24,260	$ 9,261
Current Portion of Long Term Debt	24,804	24,804	35,985
Note Payable	127,029	127,029	127,029
Taxes payable	(611)	27,217	58,026
	------------	------------	------------
Total current liabilities	176,068	203,310	230,301

Long Term Debt, subsidiary	130,731	149,648	213,900
Due to affiliate	77,167	60,998	56,259
	------------	------------	------------
Total Long Term Debt	207,898	210,646	270,159

Total Liabilities	383,966	413,956	500,460

STOCKHOLDERS' EQUITY-
Convertible preferred stock, Series 2, par value $0.01; authorized 10,000,000 shares; issued and outstanding 5,000 shares liquidating preference $25,000	50	50	50

Convertible preferred stock, Series 3, par value $0.01; authorized and issued, 1,670,000 shares	16,700	16,700	16,700

Convertible preferred stock, Series 4; issued and outstanding,	-	-	-

Convertible preferred stock, Series 5; issued, 1 share	-	-	-

Common stock, par value $0.01; At March 31, 2016 and June 30, 2015, authorized 60,000,000 shares; issued and outstanding 2,292,945 shares. At June 30, 2014 authorized, 90,000,000 shares; issued 46,973,585 shares; outstanding 45,853,585 shares.	22,929	22,929	469,736

Additional paid-in capital	20,944,575	20,944,575	20,497,769

Accumulated deficit	(20,835,319)	(20,843,032)	(20,769,002)

Less treasury stock, at cost
1,670,000 shares of convertible preferred stock, Series 3	(7,284)	(7,284)	(7,284)
0 shares of common stock at March 31, 2016 and June 30, 2015 and 1,120,000 as of June 30, 2014	-	-	-

TOTAL SHAREHOLDERS EQUITY	141,651	133,938	207,969
	------------	------------	------------
TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	$ 525,617	$ 547,894	$ 708,429
	============	============	============
See accompanying notes to financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC.
Consolidated Statement of Operations and Changes in Accumulated Deficit

	3 Month Period Ending March, 31,		9 Month Period Ending March 31,		12 Month Period Ending June 30,
	(Unaudited)		(Unaudited)		(Audited)
	2016	2015	2016	2015	2015
Revenues
Real Estate Rental Income, subsidiary	9,104	8,669	27,219	28,724	38,585
Foreign Exchange Income			,		35,323

Total Revenues	9,104	8,669	27,219	28,724	73,908

Cost of Sales
Cost of Sales, subsidiary	-	-	-	-	-
	========	========	========	========	========
Gross Profit	9,104	8,669	27,219	28,724	73,908

Expenses
Accounting Expense	275	-	6,418	6,757	8,884
Interest Expense	2,046	2,260	6,378	8,053	10,410
General & Administrative	3,379	94	4,610	7,355	4,196
Transfer Agent Expenses	2,100	2,100	2,100	2,100	2,100
	========	========	========	========	========
Total Expenses	7,800	4,454	19,506	24,265	25,590
	========	========	========	========	========
Income (loss) from Operations	1,304	4,215	7,713	4,459	48,319

Income Taxes	-	-	-	-	5,169

Other Income (Expense)
Foreign Exchange gain (loss) of Land and Buildings	-	-	-	-	(127,520)
Total Other Income (Expense)	-	-	-	-	(127,520)
	========	========	========	========	========
Net Income (Loss)	1,304	4,215	7,713	4,459	(74,032)

Basic net income per share	$ 0.0006	$0.0019	$ 0.0034	$ 0.0002	$ (0.032)
Basic weighted average shares outstanding	2,292,945	2,292,945	2,292,945	27,822,990	2,292,945
Diluted net income per share	$ 0.0006	$ 0.0019	$ 0.0034	$ 0.0002	$ (0.0034)
Diluted weighted average shares outstanding	2,292,945	2,292,945	2,292,945	27,822,990	21,440,479
See accompanying notes to financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
	Preferred Stock
	Convertible Series 2, par value $0.01, $25,000 liquidating Preference		Convertible Series 3, par value $0.01		Treasury, Convertible Series 3 (at cost)		Common Stock		Additional Paid In Capital	Accumulated Deficit	Total Stockholders' Equity

	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount

Balance at June 30, 2013	5,000	50	1,670,000	16,700	1,670,000	(7,284)	46,973,585	469,736	20,497,769	(20,704,078)	272,893
Net Income (Loss)										(64,924)
Balance at June 30, 2014	5,000	50	1,670,000	16,700	1,670,000	(7,284)	46,973,585	469,736	20,497,769	(20,769,002)	207,969
Net Income (Loss)										(74,032)
Rounding										2
To record the reduction of 44,680,640 common shares on December 8, 2014 in connection reverse split of 20 to 1, par value $0.01.							(44,680,640)	(446,807)	446,806
Balance at June 30, 2015	5,000	50	1,670,000	16,700	1,670,000	(7,284)	2,292,945	22,929	20,944,575	(20,843,032)	133,938
Net Income (Loss)										7,713
Rounding										-
Balance at March 31, 2016	5,000	50	1,670,000	16,700	1,670,000	(7,284)	2,292,945	22,929	20,944,575	(20,835,319)	141,651

See accompanying notes to financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC.
Consolidated Statement of Cash Flow

	3 Month Period Ending March 31,		9 Month Period Ending March 31,
	(unaudited)		(unaudited)
	2016	2015	2016	2015
Cash flow from operating activities
Net Income (Loss)	1,304	4,215	7,713	4,459

Adjustments to reconcile net loss to cash provided by operations
Accounts Payable and Accrued Expenses	(3,543)	1,950	586	(150)
Taxes Payable	(4,556)	356	(27,827)	(128)
Current Portion of Long Term Debt
Total Adjustments	(8,099)	2,306	(27,241)	(278)

Net Cash provided (used) by operations	(6,795)	6,521	(19,528)	4,181

Cash Flows from financing activities:
Proceeds From:
Bank Long Term Debt, Subsidiary:	-	-	-	-
Note Payable Crossfield:	500	150	16,169	2,250
Used For:
Long Term Debt, Subsidiary	(6,367)	(5,875)	(18,917)	(19,711)
Net Cash Flows used in Financing Activities:	(5,867)	(5,725)	(2,748)	(17,461)

Net Increase (decrease) in Cash	(12,662)	796	(22,276)	(13,280)

Cash Balance at beginning of Period	58,645	86,750	68,260	100,825
Cash Balance at End of Period	45,983	87,545	45,983	87,545

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

Lines of Business:

The Company's operations began again in 1997. The Company, through its wholly owned subsidiary Anton Nielsen Vojens, ApS ("ANV") owns income producing commercial real estate leased until 2026. The real estate consists solely of the land with no buildings or improvements ("Land"). All improvements on the Land are those of the tenant.

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

Impairment of Real Estate Investments:

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate investments may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate investments may not be recoverable, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of its real estate investments through its undiscounted future cash flows and the eventual disposition of the investment. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of its real estate investments, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of its real estate investments. The Company recorded no impairment loss on its real estate investments during the period ending March 31, 2016.

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

The Company maintains its cash in bank deposit accounts which, at March 31, 2016 did not exceed federally insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on such amounts.

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

In June 2009, the FASB approved the "FASB Accounting Standards Codification" (the "Codification") as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is effective for the Company in the interim period ending March 31, 2016 and it does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

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

NOTE 3 - MAJOR CUSTOMER:

The Company's subsidiary, Anton Nielsen Vojens, ApS has sales to one customer, who is a non related party. For the period ending March 31, 2016, June 30, 2015, and June 30, 2014 the major customer concentrations were as follows:

	Percent of Sales for the Period ending
	March 31,	June 30,
Customer	2016	2015	2014
A	100%	100%	100%

Total Sales from Major Customers	100%	100%	100%

NOTE 4 - LAND AND BUILDINGS :

The Land owned by the Company's wholly owned subsidiary constitutes the largest asset of the Company. During the period ending March 31, 2016 the Company recorded no change in the value of the Land. The value of the Land of the Company was as follows:

	Value of Land,
		June 30,
	March 31, 2016	2015	2014
US Dollars	$ 478,440	$ 478,440	$605,960

NOTE 5 - RELATED PARTY TRANSACTIONS ANTON NIELSEN VOJENS, ApS

The Company purchased Anton Nielsen Vojens ApS from a previous shareholder of the Company, Borkwood Development LTD ("Borkwood"). At the time of the acquisition, even though Borkwood was not a shareholder, AOXY, a director of Borkwood Aage Madsen was an officer of Anton Nielsen Vojens ApS. Aage Madsen was a director of Anton Nielsen Vojens until May 25, 2007 and from there forward, there were no related parties between AOXY and Borkwood Development LTD. The Company had an outstanding balance of long term debt to Borkwood Development LTD at March 31, 2016 was $127,029 .

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

The Company's wholly owned subsidiary Anton Nielsen Vojens, ApS has a note payable with a bank. The original amount of the note was kr 750,000 Danish Krone (kr) ("Note A"). The note is secured by the revenues of the lease with Statoil, with a 7.00% interest rate and 3 years left on the term. The balance on the note as of March 31, 2016 and June 30, 2015 was $22,834 and $27,543 respectively and the yearly payments are fixed at kr 75,000. The value of the note reflect the currency adjustments. The table below summarizes the companies commitments going forward.

The Company's wholly owned subsidiary Anton Nielsen Vojens, ApS has a note payable with a bank ("Note B"). The original amount of Note B was kr 1,132,000 Danish Krone (kr). Note B is secured by the subsidiary's real estate, with a 2.00% interest rate and 9 years left on the term. The balance on the note as of March 31, 2016 and June 30, 2015 was $132,701 and $140,664 respectively.

The value of the note reflect the currency adjustments. The table below summarizes the companies commitments going forward.

Advanced Oxygen Technologies, Inc. Commitments and Contingencies for the year Ending June 30, 2016
Year	Bank Note "A" Amount in DKK	Bank Note "A" Amount converted to $US Dollars at currency exchange rate at June 30, 2015	Bank Note "B" Amount in DKK	Bank Note "B" Amount converted to $US Dollars at currency exchange rate at June 30, 2015	Borkwood Note Amount in $US Dollars	Total *
2016	DKK 75,000	$11,213	DKK 149,797	$22,397	$127,029	$160,639
2017	DKK 75,000	$11,213	DKK 149,797	$22,397		$33,610
2018	-	-	DKK 149,797	$22,397		$33,610
2019	-	-	DKK 149,797	$22,397		$33,610
2020	-	-	DKK 149,797	$22,397		$33,610
2021	-	-	DKK 149,797	$22,397		$33,610
2022	-	-	DKK 149,797	$22,397		$33,610
2023	-	-	DKK 149,797	$22,397		$33,610
2024	-	-	DKK 149,797	$22,397		$33,610
-	-	-	-	-	-	$429,519

* The amounts stated in this table reflect the Company's commitments in the currencies that those commitments were made and the total column is an estimate of what the US dollar amount would be if the currency rates did not change going forward.

NOTE 7 - DUE TO AFFILIATE

Due to affiliate consisted of: Advances payable to Crossfields, Inc., a related party, which are not collateralized, non-interest bearing, and payable upon demand, however, the Company did not expect to make payment within one year. During the 3 month period ended March 31, 2016 and 2015 the Company had borrowed $500 and $0 respectively and had balances of $77,167 and $58,509 respectively from Crossfields, Inc. to meet expenses. The balances were not collateralized, were non-interest bearing and were payable on demand.

NOTE 8 - INCOME TAXES

As of March 31, 2016, the Company had federal and state net operating loss carryforwards of approximately $12,400,000 of which approximately $1,160,000 may be utilized to offset future taxable income. Section 382 of the Internal Revenue Code imposes substantial restrictions on the utilization of net operating loss and tax credit carryforwards when a change in ownership occurs. No deferred tax debits have been recorded because it is considered unlikely that they will be realized. The loss carryforwards will expire during the fiscal years ended June 30 as follows:

Year	Amount
2018	236,000
2019	548,000
2020	351,000
2021	29,000
Total	$ 1,164,000

The overall effective tax rate differs from the federal statutory tax rate of 34% due to operating losses and other deferred assets not providing benefit for income tax purposes.

NOTE 9 - SHAREHOLDERS' EQUITY:

Common Stock:

Pursuant to a Certificate of Amendment to our Certificate of Incorporation filed with the State of Delaware and effective as of December 8, 2014, the Company (effected a reverse stock split of all the outstanding shares of our common stock at an exchange ratio of one for twenty (1:20) and changed the number our authorized shares of common stock, par value $0.01 per share, from 90,000,000 to 60,000,000 while maintaining the number of authorized shares of preferred stock, par value $0.01 per share, at 10,000,000. As a result, the 45,853,585 shares of common stock outstanding at December 8, 2014 had been reduced to 2,292,945 shares of common stock (taking into account the rounding up of fractional share interests).

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

Series 4 Convertible Preferred Stock:

The shares are collectively convertible to common stock of the Company on March 5, 2004, in an amount equal to the greater of a.) 290,000 shares divided by the ten day closing price, prior to the date of acquisition of IPS, of the Company's common stock as quoted on the national exchange and not to exceed twenty million shares, or b.) six million shares.

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

Interest Recognition on Notes Receivable.

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

The Company maintains its cash in bank deposit accounts which, at March 31, 2016 did not exceed federally insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on such amounts.

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

In June 2009, the FASB approved the "FASB Accounting Standards Codification" (the "Codification") as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is effective for the Company in the interim period ending March 31, 2016 and it does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDING MARCH 31, 2016 COMPARED TO 2015

Revenues: Revenues from operations for the three month period ending March 31, 2016 and March 31, 2015 were $9,104 and $8,669 respectively . They were attributable to rental payments for the commercial real estate held by Anton Nielsen Vojens and the fluctuation was due to currency value changes.

Selling, general and administrative expenses: SG&A expenses for the three month period ending March 31, 2016 and March 31, 2015 were $3,379 and $2,194. The expenses are attributable to ANV's operations.

Interest expense: Interest expense for the three month period ending March 31, 2016 and March 31, 2015 was $2,046 and $2,260 respectively.  Interest expenses for 2016 are lower primarily due to the Company's subsidiary and foreign currency adjustments of the US Dollar.

Net income (loss) attributed to common stockholders: Net loss and income for the three month period ending March 31, 2016 and March 31, 2015 attributed to common stockholders was $1,304 or $0.0006 per share and $4,215 or $0.0018 per share respectively.

Liquidity and Capital Resources: At March 31, 2016, the Company had $45,983 in cash and cash equivalents and a working capital of $141,651 as compared to  March 31, 2015, whereby the Company had $87,545 in cash and cash equivalents and a working capital of $212,428. The change in cash is primarily due the Company's subsidiary's financing activities and to the payments made on its debt. The decrease in the working capital is primarily related operations of ANV real estate.

Net Cash Provided by (used by) Operating Activities:  For three month period ending March 31, 2016 the net cash used by operating activities was $(12,662) as compared to at March 31, 2015 it was $6,521 . The net cash used by operating activities was primarily due to the operations of ANV.  The changes were associated with the flucuation in currency and taxes payable.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded as of March 31, 2016 that our disclosure controls and procedures were effective at ensuring that the material information required to be disclosed in the Exchange Act reports is recorded, processed, summarized and reported as required in applicable SEC rules and forms.

During the quarter ended March 31, 2016, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II

ITEM 1: LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

During the 3 month period ending March 31, 2016, the Company filed no reports on Form 8-K.

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

Date: May 6, 2016

/s/ Robert E. Wolfe /s/
------------------------------------------
Robert E. Wolfe, Chairman of the Board and
Chief Executive Officer and Principal
Financial Officer