Form 10-K
period 2016-06-30
ADVANCED OXYGEN TECHNOLOGIES INC
filed 2016-10-19
CIK 352991

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 0-9951

ADVANCED OXYGEN TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	91-1143622
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

C/O Crossfield, Inc.,
653 VT Route 12A, PO Box 189
Randolph, VT 05060
(212) 727-7085

(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: ☐

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.01per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K(§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "an accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Check one: Yes ☐ No ☒

For the year ended June 30, 2016, Issuer's revenues were $36,227

The aggregate market value of Common Stock at December 31, 2015 held by non-affiliates approximated $77,101, based upon the average bid and asked prices for a share of Common Stock on that date. For purposes of this calculation, persons owning 10% or more of the shares of Common Stock are assumed to be affiliates, although such persons are not necessarily affiliates for any other purpose. As of October 17, 2016, there were 2,292,945 issued shares and outstanding shares of the registrant's Common Stock, $0.01 par value.

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

Factors that may cause or contribute actual results to differ from these forward-looking statements include, but are not limited to, the following:

•	all the risks inherent in the owning, buying, leasing, selling, or developing real estate or the real estate business;

•	the Company’s absence of significant sales or sales revenues, which make it difficult to predict future performance;

•	the need to make multiple assumptions in preparing forecasts and projections of any kind, and significant difficulties in predicting and forecasting accurately the expenses likely to be incurred and the revenues likely to be generated in the Company’s future operations;

•	significant competition in the real estate leasing and development business;

•	the risk that the Company will have difficulties executing its intended business plan;

•	the risk that the Company’s sole source of revenues may discontinue leasing, become insolvent, or not renew its relationship with the Company;

•	potential barriers, risks, uncertainties and obstacles to the Company’s business plans;

•	risks associated with the tightening or other adverse changes in the overall capital and credit markets and decreased availability of investment capital and/or credit, bank financing or other debt financing as and when needed or at favorable terms including fixed and/or low interest rates; and

•	other risks over which we have no control.

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

AOXY, incorporated in Delaware in 1981 under the name Aquanautics Corporation, was, from 1985 until May 1995, a startup specialty materials company producing new oxygen control technologies. From May of 1995 through December of 1997 AOXY had minimal operations and was seeking funding for operations and companies to which it could merge or acquire. In March of 1998 AOXY began operations in California. From 1998 through 2000, the business consisted of producing and selling CD- ROMS for conference events, advertisement sales on the CD's, database management and event marketing all associated with conference events. From 2000 through March of 2003, the business consisted solely of database management. From 2003 through April 2005, the business operations were derived totally from the Company's wholly owned business, IP Service, ApS, a Danish IP security vulnerability company ("IP Service"). Since then, business operations have been solely derived from ANV.

HISTORY OF THE COMPANY:

THE PATENT SALE

On May 1, 1995, the Company sold its patents, and all related technology and intellectual property rights (collectively the "Patents Rights") to W. R. Grace & Co. Conn., a Connecticut corporation ("Grace"). The price for the Patents Rights was $335,000, in cash, and a royalty until April 30, 2007.

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

ACQUISITION OR DISPOSITION OF ASSETS, 03/09/98.

On March 9, 1998, pursuant to an Agreement for Purchase and Sale of Specified Business Assets, a Promissory Note, and a Security Agreement all dated March 9, 1998, Advanced Oxygen Technologies, Inc. (the "Company") purchased certain tangible and intangible assets (the "Assets") including goodwill and rights under certain contracts, from Integrated Marketing Agency, Inc., a California Corporation ("IMA"). The assets purchased from IMA consisted primarily of furniture, fixtures, equipment, computers, servers, software and databases previously used by IMA in its full service telemarketing business. The purchase price was $2,000,000.

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

MOBILIGROUP ApS MERGER AGREEMENT OF 04/ 23/2005

Pursuant to a merger agreement attached hereto as exhibit I, ("Merger Agreement"), on April 23, 2005 Mobile Group Inc., ("Mobile “a formerly wholly owned subsidiary of Advanced Oxygen Technologies, Inc. acquired 100% of the issued and outstanding stock of Mobiligroup, ApS in exchange for 800 shares of Mobile representing 80% of the issued and outstanding shares of Mobile.

SALE OF IP SERVICE: STOCK ACQUISITION AGREEMENT OF 04/27/2005

Pursuant to a stock acquisition agreement, on April 27, 2005 Advanced Oxygen Technologies, Inc. sold 100.00% of the stock of IP Service ApS to Securas, Ltd. 7 Stewards Court, Carlisle Close, Kingston Upon Thames, Surrey KT2 7AU, United Kingdom ("SecurAs").

PURCHASE OF ANTON NIELSEN VOJENS, ApS: STOCK ACQUISITION AGREEMENT OF FEBRUARY 3, 2006

Pursuant to a stock acquisition agreement on February 3, 2006 Advanced Oxygen Technologies, Inc. ("AOXY") purchased 100.00% of the stock of Anton Nielsen Vojens ApS ("ANV"), a Danish company from Borkwood Development Ltd. (a current shareholder of AOXY) for Six Hundred and Fifty Thousand US Dollars. The transaction was financed as follows:

1) AOXY executed a promissory note ("Note") for $650,000, payable to the sellers of ANV ("Sellers") payable and amortized monthly and carrying a interest at 5% per year. AOXY has the right to prepay the note at any time with a notice of 14 days. To secure the payment of principal and interest the Sellers will receive a perfect lien and security interest in the Shares in the company ANV until the note with accrued interest is paid in full., and,

2) In the case that the Note has not been repaid within 12 months from the day of closing the Sellers have the right to convert the debt to common stock of Advanced Oxygen Technologies, Inc. in an amount of non diluted shares calculated on the conversion Date, equal to the lesser of : a) Six hundred and Fifty thousand (650,000) or the Purchase Price minus the principal payments made by the buyer, whichever is greater, divided by the previous ten day closing price of AOXY as quoted on the national exchange, or b) Fifteen million shares, whichever is lesser. The Sellers must demand such conversion with a notice of 1 month.

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

CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT

On August 05, 2016 the Company has engaged Sadler, Gibb & Associates, LLC, 2455 E. Parleys Way, Suite 320, Salt Lake City, UT 84109, (801)783-2960 ("New Accountants") as its certified accounting firm/outside auditor from its Danish auditors CHR. Mortensen Revisionsfirma. Additionally, the Company had not consulted the New Accountants regarding: (i) The application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the small business issuer’s financial statements and either written or oral advice was provided that was an important factor considered by the small business issuer in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement or event identified in response to paragraph (a)(1)(iv) of Regulation S-B section §228.304 (Item 304).

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

COMPETITION:

The Company's subsidiary ANV revenues are currently derived from its lease revenues of its commercial real estate holding. With the global changes in the economies during the year ended June 30, 2016, the Company's' direct competition would be other vacant commercial real estate entities. The Company believes that there are no identifiable direct competitors.

CUSTOMERS:

The Company's subsidiary ANV currently has one customer, StatOil AS., Copenhagen Denmark.

EMPLOYEES:

As of June 30, 2016 the Company had a total of 1 employee.

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

WE ARE SUBJECT TO RISKS ASSOCIATED WITH FOREIGN CURRENCY

ANV is a Danish company with operations only in Denmark. During the year ended June 30, 2016 and 2015, foreign revenues accounted for 100% of our total revenue. As a result, we are subject to risks associated with generating revenue in multiple countries, including:

•	increased time, effort and attention of our management to manage our foreign operations;

•	balance sheet fluctuations.

•	currency devaluations and fluctuations in currency exchange rates, including impacts of transactions in various currencies and translation of various currencies into dollars for U.S. reporting and financial covenant compliance purposes;

•	language barriers and other difficulties in staffing and managing foreign operations;

•	longer customer payment cycles and greater difficulties in collecting accounts receivable;

•	uncertainties of laws and enforcement relating to the protection of property;

•	imposition of or increases in currency exchange controls, including imposition of or increases in limitations on conversion of various currencies into U.S. dollars;

•	imposition of or increases in revenue, income or earnings taxes and withholding and other taxes;

•	imposition of or increases in investment or trade restrictions and other restrictions or requirements by non-U.S. Governments;

•	inability to definitively determine or satisfy legal requirements, inability to effectively enforce contract or legal rights and inability to obtain complete financial or other information under local legal, judicial, regulatory, disclosure and other systems; and

•	nationalization and other risks, which could result from a change in government or other political, social or economic instability.

WE ARE SUBJECT TO RISKS ASSOCIATED WITH OPERATIONS THAT HAVE A CONCENTRATION OF CUSTOMERS

ANV has only one customer. There is no guarantee that this customer will remain solvent, and or continue with the Company in the same manner as it is now. As such, if the Company were to lose this customer, 100% of its revenues would be lost.

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

WE PLAN TO GROW OUR BUSINESS THROUGH ACQUISITIONS AND JOINT VENTURES, WHICH WILL RESULT IN OUR INCURRING SIGNIFICANT COSTS

The acquisition of new businesses is costly, such new businesses may not enhance our financial condition, and we may face difficulties and be unsuccessful in integrating new businesses. The resources expended in identifying, negotiating and structuring acquisitions and joint ventures may be significant and may not result in any transactions. Any future acquisitions will be subject to a number of challenges in integrating new operations into our existing operations, including but not limited to:

•	diversion of management time and resources;

•	difficulty of assimilating the operations and personnel of the acquired companies;

•	potential disruption of our ongoing business;

•	difficulties in maintaining uniform standards, controls, procedures and policies;

•	impairment of relationships with employees and customers as a result of any integration of new management personnel; and

•	potential unknown liabilities associated with acquired businesses

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

ITEM 3. LEGAL PROCEEDINGS

During the period ending June 30, 2016, the pending or threatened legal actions as follows:

None

ITEM 4: MINE SAFETY DISCLOSURES.

Not applicable.

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

Fiscal Year Ended June 30, 2016	High	Low
First Quarter	0.080	0.060
Second Quarter	0.011	0.050
Third Quarter	0.1229	0.070
Fourth Quarter	0.150	0.060

Fiscal Year Ended June 30, 2015	High	Low
First Quarter	0.25	0.12
Second Quarter	0.60	0.07
Third Quarter	0.35	0.14
Fourth Quarter	0.25	0.06

HOLDERS

At June 30, 2016 the company had 1,558 shareholders of record. At October 11, 2016, the closing bid price of the Company's Common Stock as reported by the National Quotation Bureau, Inc., was $0.08.

DIVIDENDS

We have not paid or declared any dividends on our common stock since our inception. Our Board of Directors does not expect to declare cash dividends on our common stock in the near future. We anticipate that we will retain our future earnings to finance the continuing development of our business.

RECENT SALES OF UNREGISTERED SECURITIES

During the year ended June 30, 2016, we had no issuances of unregistered securities.

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

Recognition of rental income:

Rental income for commercial property leases is recognized on a quarterly basis over the respective lease terms.

Real Estate Accounting Principles:

The Company treats the valuation of its real estate in accordance with FASB ASC 805, Fair Value Measurements, which provides for the companies accounting valuation of real estate. FASB ASC 805 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company has valued its real estate using the three valuation approaches defined in FASB ASC 805: The market approach, which uses observable prices and other relevant information derived from market transactions involving identical or comparable assets or liabilities, The income approach, which uses valuation technique to convert future benefits or costs, usually in the form of cash flows, into a present-value amount. Examples of an income approach include the discounted cash flow method and the direct capitalization method, and the cost approach, which uses estimates of the cost to replace an asset’s service capacity.

Revenue recognition on the sale of real estate.

Rental revenue from leases on real estate investments is recognized on a straight-line basis over the term of the lease, regardless of when payments are contractually due.

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

The Company maintains its cash in bank deposit accounts which, at June 30, 2016 did not exceed federally insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on such amounts.

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

Subsequent Events:

A report on Form 8-K was filed on August 11, 2016 stating that on August 05, 2016, the Company was notified by CHR. Mortensen Revisionsfirma ("Accountants") that the Accountants have resigned as the Company's independent auditors. The Accountant's audit reports on the Company's consolidated financial statements for the fiscal years ended June 30, 2014 and 2015 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the Company's fiscal years ended June 30, 2014 and 2015 and the subsequent interim period preceding the date of Accountant's resignation, there were no "disagreements," as that term is defined in Item 304(a) of Regulation S-K and the instructions related thereto, with the Accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreement(s), if not resolved to the satisfaction of the Accountants, would have caused the Accountants to make reference to the subject matter of the disagreement(s) in connection with its report. During the Company's fiscal years ended June 30, 2014 and 2015 and the subsequent interim period preceding the date of Accountant's resignation, there were no "reportable events", as that term is defined in Item 304(a)(1)(v) of Regulation S-K and the instructions related thereto. The Company has provided the Accountants with a copy of the disclosures set forth above in Item 4.01 of this Current Report on Form 8-K and has requested that the Accountants furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether the Accountants agree with the statements set forth above in Item 4.01 of this Current Report on Form 8-K and, if not, stating the respects in which the Accountants do not agree. A copy of the letter from the Accountants to the Securities and Exchange Commission dated August 05, 2016 is filed as Exhibit II to this Current Report on Form 8-K. Engagement of Accountants: On August 05, 2016 the Company has engaged Sadler, Gibb & Associates, LLC, 2455 E. Parleys Way, Suite 320, Salt Lake City, UT 84109, (801)783-2960 ("New Accountants") as its certified accounting firm/outside auditor. Additionally, the Company has not consulted the New Accountants regarding:(i) The application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the issuer's financial statements and either written or oral advice was provided that was an important factor considered by the issuer in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) Any matter that was the subject of a disagreement or event identified in response to paragraph (a)(1)(iv) of Regulation S-B section §228.304 (Item 304). The Company has provided the New Accountants with a copy of the disclosures set forth above in Item 4.01 of this Current Report on Form 8-K.

Recently Issued Accounting Standards:

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

RESULTS OF OPERATIONS 2016 COMPARED TO 2015

REVENUES. Revenues from operations were $36,227 in 2016 compared to $38,585 in 2015. The decrease was attributable to the currency fluctuations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. G&A expenses were $4,503 in 2016 compared to $4,196 in 2015. The expenses are attributable to ANV's normal operations and the Company's SEC compliance and the fluctuations are attributable to currency fluctuations and accounting costs.

INTEREST EXPENSE. Interest expense was $8,273 in 2016 compared to $10,410 in 2015. Interest expense for 2016 decreased due to currency fluctuations.

NET INCOME (LOSS) ATTRIBUTED TO COMMON STOCKHOLDERS. Net income (loss) attributed to common stockholders was $11,021 or $0.0048 per share for 2016 as compared to $18,164 or $0.0078 per share for 2015 and mainly attributable to the currency fluctuations.

LIQUIDITY AND CAPITAL RESOURCES. As of June 30, 2016 the Company had $46,170 of cash and cash equivalents and working capital deficit of $208,433 compared to June 30, 2015 the Company had $68,260 of cash and cash equivalents and working capital deficit of $194,854. The change in cash is primarily due to the ANV'S payment of debt and normal operations. The decrease in the working capital is primarily related to the operations of ANV.

Net cash provided by (used by) operating activities for 2016 and 2015 was $(11,756) and $2,354 respectively.

Net cash provided from (used for) financing activities for 2016 and 2015 was $(24,963) and $(64,794) respectively. Net cash provided from or used for financing activities for both periods is related to the company's borrowings from banks, officers and directors, and the repayment of debt.

OFF BALANCE SHEET ARRANGEMENTS

We do not currently have any off balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE MARKET DISCLOSURES ABOUT RISK

Not required.

ITEM 8. AUDITED FINANCIAL STATEMENTS

See the consolidated financial statements on Exhibit F for the period ending June 30, 2016 and June30, 2015.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURE

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our CEO and our CFO have concluded that the design and operation of our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of June 30, 2016.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Set forth below is information regarding the Company's directors and executive officers, including information furnished by them as to their principal occupations for the last five years, other directorships held by them and their ages as of June 30, 2016. All directors are elected for one-year terms, which expire as of the date of the Company's annual meeting.

Name	Age	Position	Director Since:
Robert E. Wolfe	53	Chairman of the Board, CEO, and CFO	1997
Lawrence Donofrio	65	Director	2003

Robert Wolfe has been the Chairman and CEO for Advanced Oxygen Technologies Inc. since 1997. Concurrently he has been the President and CEO of Crossfield, Inc. and Crossfield Investments, llc , both corporate consulting companies. From January 1, 2014 to April 28, 2015, Mr. Wolfe was CFO and Director respectively of Dandrit Biotech USA, Inc., a company that engages in the research and development, manufacturing and clinical trials of pharmaceutical and biological products for the human treatment of cancer using the dendritic cell technology. From 1992-1993 he was Vice President and partner for CFI, NY Ltd. A Subsidiary of Corporate Financial Investments, PLC, London.

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

Audit Committee Financial Expert

As of June 30, 2016, we do not have an audit committee financial expert, as that term is defined in Item 407(d)(5) of Regulation S-B, because at this time our current level of operations and the cost of retaining such a financial expert are prohibitive. The Board of Directors as a whole fulfilled the duties normally assigned to an audit committee.

Code of Ethics

As of June 30, 2016, we have a code of ethics that applies to our Principal Executive Officer and Principal Financial and Accounting Officer(s) and to all of our staff. While we are a small company we believe that our code of ethics directs the Company to practice its business in an ethical way.

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

ITEM 11. EXECUTIVE COMPENSATION

Robert Wolfe, Chairman and CEO has waived his $350,000 annual salary for the year ending June 30, 2016. No officer or director received any compensation from the Company during the last fiscal year. The Company paid no bonuses in the last three fiscal years ended June 30, 2016 to officers or other employees.

The following table sets forth the total compensation paid or accrued to its Chief Executive Officer and Chief Financial Officer, Robert E. Wolfe during the fiscal year ending June 30, 2016. There were no other corporate officers in any of the last three fiscal years.

EXECUTIVE COMPENSATION

Name	Yr.	Salary	Bonus	Other Compensation	Restricted Awards	LTIP Awards	Other

Robert E. Wolfe	2016	0	0	0	0	0	0

EMPLOYMENT AGREEMENTS

We do not currently have any oral or written employment contracts, severance or change-in-control agreements with any of our executive officers.

OPTION GRANTS DURING 1999; VALUE OF OPTIONS AT YEAR-END

The following tables set forth certain information covering the grant of options to the Company's Chief Executive Officer and Chief Financial Officer, Robert E. Wolfe during the fiscal year ended June 30, 2016 and unexercised options held as of that date. Mr. Wolfe did not exercise any options during fiscal 2016.

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

Issuable Shares

As of September 20, 1995, approximately 374,000 shares of Common Stock had been issued upon the exercise of options granted under the Option Plans, no shares of Common Stock were subject to outstanding options under the Options Plans and 626,000 shares of Common Stock were available for issuance under future option grants. From July 1, 1991 to September 20, 1995, options were granted at exercise prices ranging from $1.22 to $8.15 per share. The exercise price of each option was equal to 85% of the closing bid price of Company's Common Stock as reported on the NASDAQ Over the Counter Bulletin Board Exchange. Due to employee terminations, all options became void in August 1995. As of September 30, 2001, 1,000,000 shares of Common Stock were available for issuance under future option grants and were still available at June 30, 2016.

Board of Directors Compensation

As of June 30, 2016 the directors did not receive any compensation for serving as members of the Board.

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

During the fiscal year ended June 30, 2016, no options were granted to non-employee Board members.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of June 30, 2016, by (i) all those known by the Company to be beneficial owners of more than 5% of its Common Stock; (ii) all directors; and (iii) all officers and directors of the Company as a group.

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

Director Independence

During the year ended June 30, 2016, Robert Wolfe and Lawrence Donofrio served as our directors and only Mr. Donofrio is an independent director as he has no ownership, employment, or business interaction with the Company. We are currently traded on the Over-the-Counter Bulletin Board system and specifically the OTCQB. The OTCQB does not require that a majority of the Board be independent.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company's auditors for the period ending June 30, 2016 was Sadler Gibb & Associates, LLC, 22455 East Parleys Way, Suite 320, Salt Lake City, UT 84109, tel)(901)783-2950. The Company's auditors for the periods ending June 30, 2015, June 30, 2014, June 30, 2013 and June 30, 2012 was CHR. Mortensen Revisionsfirma. The Company's wholly owned subsidiary's local Danish accountant is IN-REVISION STATSAUTORISEREDE REVISORER A/S, Gersonsvej 7, 2900 Hellerup. The local auditors, IN-REVISION have performed work for ANV that included tax work and Danish Standards auditing work on ANV's yearly balance sheet and the profit/loss statement for the Danish Tax Authority and the Danish Ministry of Commerce. We have paid or expect to pay the following fees to Sadler Gibb & Associates and CHR. Mortensen Revisionsfirma for work performed for the fiscal years ending Junes 30, 2016, and June 30, 2015, attributable to the audits of financial statements and Internal Control over Financial Reporting for the same periods:

Year ending June 30,	2016	2015
Audit-Related Fees	$5,739	$8,884
Tax and consulting Fees	$1,489	$6,543
Other fees	-	-

The aggregate fees billed include amounts for an interim review of Form 10Q, review of SEC correspondence, the audit of the consolidated financial statements for 2016, and the Internal Control over Financial Reporting.

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

The board has reviewed the fees paid to Sadler Gibb & Associates LLC and CHR. Mortensen Revisionsfirma and has considered whether the fees paid for non-audit services are compatible with maintaining Sadler Gibb & Associates LLC independence. The board has also adopted policies and procedures to approve audit and non-audit services provided in the fiscal year 2016 by Sadler Gibb & Associates LLC and CHR. Mortensen Revisionsfirma in accordance with the Sarbanes-Oxley Act and rules of the SEC promulgated thereunder. These policies and procedures involve annual pre-approval by the board of the types of services to be provided by our independent auditor and fee limits for each type of service on both a per-engagement and aggregate level. The board may additionally ratify certain de minimis services provided by the independent auditor without prior board approval, as permitted by the Sarbanes-Oxley Act and rules of the SEC promulgated thereunder.

PART IV

ITEM 15: EXHIBITS AND REPORTS ON FORMS 8K,

Reports filed on Form 8-K for the year ending June 30, 2016:

None.

Exhibits

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

Reports Filed on Form 8-K

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

A report on Form 8-K was filed on August 11, 2016 stating that on August 05, 2016, the Company was notified by CHR. Mortensen Revisionsfirma ("Accountants") that the Accountants have resigned as the Company's independent auditors. The Accountant's audit reports on the Company's consolidated financial statements for the fiscal years ended June 30, 2014 and 2015 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the Company's fiscal years ended June 30, 2014 and 2015 and the subsequent interim period preceding the date of Accountant's resignation, there were no "disagreements," as that term is defined in Item 304(a) of Regulation S-K and the instructions related thereto, with the Accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreement(s), if not resolved to the satisfaction of the Accountants, would have caused the Accountants to make reference to the subject matter of the disagreement(s) in connection with its report. During the Company's fiscal years ended June 30, 2014 and 2015 and the subsequent interim period preceding the date of Accountant's resignation, there were no "reportable events", as that term is defined in Item 304(a)(1)(v) of Regulation S-K and the instructions related thereto. The Company has provided the Accountants with a copy of the disclosures set forth above in Item 4.01 of this Current Report on Form 8-K and has requested that the Accountants furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether the Accountants agree with the statements set forth above in Item 4.01 of this Current Report on Form 8-K and, if not, stating the respects in which the Accountants do not agree. A copy of the letter from the Accountants to the Securities and Exchange Commission dated August 05, 2016 is filed as Exhibit II to this Current Report on Form 8-K. Engagement of Accountants: On August 05, 2016 the Company has engaged Sadler, Gibb & Associates, LLC, 2455 E. Parleys Way, Suite 320, Salt Lake City, UT 84109, (801)783-2960 ("New Accountants") as its certified accounting firm/outside auditor. Additionally, the Company has not consulted the New Accountants regarding:(i) The application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the issuer's financial statements and either written or oral advice was provided that was an important factor considered by the issuer in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) Any matter that was the subject of a disagreement or event identified in response to paragraph (a)(1)(iv) of Regulation S-B section §228.304 (Item 304). The Company has provided the New Accountants with a copy of the disclosures set forth above in Item 4.01 of this Current Report on Form 8-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant): ADVANCED OXYGEN TECHNOLOGIES, INC.

Date: October 17, 2016

By (Signature and Title):

/s/ Robert E. Wolfe /s/
Robert E. Wolfe, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 17, 2016

By (Signature and title):

/s/ Lawrence Donofrio /s/

Lawrence Donofrio, Director

EXHIBIT F

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Advanced Oxygen Technologies, Inc. and subsidiary

We have audited the accompanying consolidated balance sheets of Advanced Oxygen Technologies, Inc. and subsidiary (“the Company”) as of June 30, 2016, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit and cash flows for the year-ended June 30, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced Oxygen Technologies, Inc. and subsidiary as of June 30, 2016, and the results of its operations and its cash flows for each of the year in the one year period ended June 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/Sadler,Gibb&Associates,LLC

Salt Lake City, UT

October 17, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

Copenhagen, October 1, 2015

/s/ CHR. Mortensen Rivisionsfirma

Copenhagen, Denmark, State Authorized Public Accountant

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS

	As of June 30,
	2016	2015
ASSETS

CURRENT ASSETS
Cash	$46,170	$68,260
Property Tax Receivable	1,173	1,194
Total Current Assets	47,343	69,454

FIXED ASSETS
Land and buildings	595,280	605,448
TOTAL ASSETS	$642,623	$674,902

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$2,599	$2,763
Taxes Payable	24,028	48,714
Note Payable, Current Portion	150,887	151,833
Advances From a Related Party	78,262	60,998
Total current liabilities	255,776	264,308

Notes Payable	122,609	149,648

Total Long Term Liabilities	122,609	149,648

Total Liabilities	378,385	413,956

STOCKHOLDERS' EQUITY-
Convertible preferred stock, Series 2, par value $0.01; authorized 10,000,000 shares; issued and outstanding 5,000 At June 30, 2016 and June 30, 2015	50	50

Convertible preferred stock, Series 3, par value $0.01; authorized, 1,670,000 shares issued and outstanding	-	-

Convertible preferred stock, Series 5; issued, 1 share	-	-

Common stock, par value $0.01; At June 30, 2016 and June 30, 2015, authorized 60,000,000 shares; issued and outstanding 2,292,945 shares.	22,929	22,929

Additional paid-in capital	20,953,991	20,953,991

Other Comprehensive Income	27,085	34,814

Accumulated deficit	(20,739,817)	(20,750,838)

TOTAL STOCKHOLDERS EQUITY	264,238	260,946
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$642,623	$674,902

See accompanying notes to the consolidated financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENT OF OPERATIONS

	For the Years ended June 30,
	2016	2015
Revenues

Real Estate Rentals	$36,227	$38,585

Total Revenues	$36,227	$38,585

Costs and Expenses
General & Administrative	4,503	4,196
Professional expenses	5,739	8,884
Transfer Agent Expense	2,100	2,100
Total Operating Expenses	12,342	15,180

Income from operations before other income (expenses)	23,885	23,405
Other income (expenses)
Interest Expense	8,273	10,410
	15,612	12,995

Income Taxes Benefit (Expense)	(4,591)	5,169

NET INCOME	$11,021	$18,164

Average number of shares outstanding	2,292,945	2,292,945

Basic Net Income per Share, 2,292,945 shares outstanding	$0.0048	$0.0079
Dilutive Net Income per Share, 2,302,945 fully diluted shares	$0.0048	$0.0079

COMPREHENSIVE INCOME
Other Income(Loss)
Translation Adjustments	$(7,729)	(18,470)
Total Comprehensive Income (Loss)	$3,292	$(306)

 See accompanying notes to financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock
	Convertible Series 2, par value $0.01, $25,000 liquidating Preference		Common Stock		Additional Paid In Capital	Accumulated Deficit	Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balance at June 30, 2014	5,000	50	2,292,945	469,736	20,507,185	(20,769,002)	53,284	261,253
Net Income (Loss)						18,164		18,164
Foreign Currency Translation Adjustment							(18,470)	(18,470)

Balance at June 30, 2015	5,000	50	2,292,945	22,929	20,953,991	(20,750,838)	34,814	260,946
Net Income (Loss)						11,021		11,021
Foreign Currency Translation Adjustment							(7,729)	(7,729)

Balance at June 30, 2016	5,000	50	2,292,945	22,929	20,953,991	(20,739,817)	27,085	264,238

 See accompanying notes to financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2016	2015
Cash flows from operating activities
Net income	$11,021	$18,164
Adjustments to reconcile net income to net cash

Changes in operating assets and liabilities
Accounts payable	(164)	(6,498)
Taxes payable	(22,637)	(9,312)

Net cash provided by (used in) operating activities	(11,756)	2,354

Cash flow from financing activities:
Proceeds from:
Borrowing from officer-director	17,264	4,739
Long Term Debt	-	543
Proceeds used for:
Long Term Debt	(24,963)	(64,794)
Net cash provided by financing activities	(7,699)	(60,055)
Change due to FX Translation	(2,635)	25,136
NET DECREASE IN CASH	(22,090)	(32,565)

Cash at beginning of year	$68,260	$100,825
Cash at end of year	$46,170	$68,260
Non Cash Investing and Financing Activities
Cash paid for Interest	7,955	10,410

See accompanying notes to financial statements.

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS:

Organization:

Advanced Oxygen Technologies Inc, incorporated in Delaware in 1981 under the name Aquanautics Corporation and was, from 1985 until May 1995, a startup stage specialty materials company producing new oxygen control technologies. From May of 1995 through December of 1997 the Company had minimal operations and was seeking funding for operations and companies to which it could merge or acquire. In March of 1998 the Company began operations again in California. From 1998 through 2000, the business produced and sold CD- ROMS for conference events, advertisement sales on the CD’s, database management and event marketing all associated with conference events. From 2000 through March of 2003, the business consisted solely of database management. From 2003 through April 2005, the business operations were derived totally from the Company’s wholly owned business, IP Service, ApS, a Danish IP security vulnerability company (“IP Service”). Since then, business operations have been solely derived from real estate rentals in Denmark through its wholly owned subsidiary.

Lines of Business:

The Company, through its wholly owned subsidiary Anton Nielsen Vojens ApS owns income producing commercial real estate leased until 2026. The real estate consists solely of the land with no buildings or improvements (“Land”). All improvements on the Land are those of the tenant.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Revenue Recognition of rental income:

Revenues are recognized during the period in which the rental payment is received. The Company applies the provisions of FASB Accounting Standards Codification (“ASC”) 605-10. Revenue Recognition in Financial Statements ASC 605-10, which provides guidance on recognition, presentation, and disclosure of revenues in financial statements filed with the SEC.

The Company’s source of revenue is from the Commercial Property lease in which quarterly payments are received pursuant to the property lease which is in effect until 2026.

Property Plant and Equipment:

Land and buildings are recognized at cost. Land is carried at cost less accumulated impairment losses.

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

Net Earnings per Share:

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of June 30, 2016 and June 30, 2015 there were 10,000 and 10,000, respectively potential dilutive shares that need to be considered as Common Share Equivalents.

Cash and Cash Equivalents:

For purposes of the statement of cash flows, the Company considers all highly-liquid investments purchased with original maturities of three months or less to be cash equivalents.

The Company maintains its cash in bank deposit accounts which, at June 30, 2016 did not exceed federally insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on such amounts.

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

Subsequent Events:

The Company evaluated subsequent events and transactions for potential recognition or disclosure in the consolidated financial statements through the date of issuance.

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02 - Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either financing or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The standard is effective on January 1, 2019, however early adoption is permitted. The Company is in the process of evaluating the impact of this new guidance.

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

NOTE 3 - MAJOR CUSTOMER:

The Company's subsidiary, Anton Nielsen Vojens, ApS has sales to one customer who is a non related party. For the period ending June 30, 2016 and June 30, 2015 the major customer concentrations were as follows:

	Percent of Sales for the Period ending June 30,
Customer	2016	2015
A	100%	100%
-	-	-

Total Sales from Major Customers	100%	100%

NOTE 4 - LAND AND BUILDINGS:

The Land owned by the Company's wholly owned subsidiary constitutes the largest asset of the Company. During the period ending June 30, 2016 the Company recorded a decrease in the carrying value of the Land of $10,168 due to the currency translation difference. The carrying value of the Land of the Company was as follows:

	Value of Land at June 30,
	2016	2015

US Dollars	$595,280	$605,448

NOTE 5 - RELATED PARTY TRANSACTIONS:

Advances payable to Crossfields, Inc., a company that the CEO, Robert Wolfe is an officer and director, which are not collateralized, non-interest bearing, and payable upon demand, however, the Company did not expect to make payment within one year. During the year ended June 30, 2016 and June 30, 2015 the Company had a balance of $78,262 and was advanced $17,264 and $60,998 and was advanced $4,739 respectively, from affiliates and officers to meet expenses. The balances were not collateralized, were non-interest bearing and were payable on demand.

NOTE 6 - NOTES PAYABLE:

The Company issued a promissory note ("Note") for $650,000, payable to the Borkwood Development Ltd, a previous shareholder of the Company ("Seller"), payable and amortized monthly and carrying an interest at 5% per year. The Company has the right to prepay the note at any time with a notice of 14 days. To secure the payment of principal and interest the Sellers will receive a perfect lien and security interest in the Shares in the company ANV until the note with accrued interest is paid in full., and, 2) In the case that the Note has not been repaid within 12 months from the day of closing the Sellers have the right to convert the debt to common stock of Advanced Oxygen Technologies, Inc. in an amount of non diluted shares calculated on the conversion Date, equal to the lesser of : a) Six hundred and Fifty thousand (650,000) or the Purchase Price minus the principal payments made by the buyer, whichever is greater, divided by the previous ten day closing price of AOXY as quoted on the national exchange, or b) Fifteen million shares, whichever is lesser. The Note has been extended until July 1, 2017 and interest waived through the period ending June 30, 2016.

The Company has a note payable with a bank. The original amount of the note was kr 800,000 Danish Krone (kr) ("Note A"). The note is secured by the revenues of the lease with Statoil, with a 7.00% interest rate and 5 years left on the term. The balance on the note as of June 30, 2016 was $20,107. The Company made principal payments of $9,320 and interest payments of $2,166. The value of the note reflect the currency adjustments. The paragraph below summarizes the company’s commitments going forward.

The Company has a note payable with a bank ("Note B"). The original amount of Note B was kr 1,132,000 Danish Krone (kr). Note B is secured by the subsidiary's real estate, with a 2.00% interest rate and 7.5 years left on the term. The balance on the note as of June 30, 2016 was $120,024. During the period ended June 20, 2016, the Company paid $15,643 in principal payments and $5,789 in interest.

The Company’s commitments and contingencies are $160,178 for 2017 and $22,089 for the years 2018 through 2025 with a total of $347,950. The amounts stated reflect the Company's commitments in the currencies that those commitments were made and the amounts are an estimate of what the US dollar amount would be if the currency rates did not change going forward.

NOTE 7 - INCOME TAXES:

As of June 30, 2016, the Company had federal and state net operating loss carryforwards of approximately $7,258,936 of which approximately $1,160,000 may be utilized to offset future taxable income. Section 382 of the Internal Revenue Code imposes substantial restrictions on the utilization of net operating loss and tax credit carryforwards when a change in ownership occurs. No deferred tax debits have been recorded because it is considered unlikely that they will be realized. The loss carryforwards will expire during the fiscal years ended June 30 as follows:

Year	Amount
2018	236,000
2019	548,000
2020	351,000
2021	29,000
Total	$1,164,000

The overall effective tax rate differs from the federal statutory tax rate of 35% due to operating losses and other deferred assets not providing benefit for income tax purposes.

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the Company’s effective rate is as follows at June 30, 2015 and 2016:

	2016	2015
United States Statutory Income tax Rate	35%	35%
Decrease in rate on income subject to Danish income tax rates	12%	12%
Decrease in rate resulting from Non-Deductible expenses	-	-

Income Tax Expense	23%	23%

The components of income tax expense (benefit) from continuing operations for the years ended June 30, 2016 and 2015 consisted of the following:

Current Tax Expense	2016	2015
Danish Income Tax Expense (Benefit)	$4,591	$(5,169)
Federal US Income Tax Expense (Benefit)
Current	-	-
Deferred	-	-
Total Income Tax Expense	$4,591	$(5,169)

Deferred income tax expense/(benefit) results primarily from the reversal of temporary timing differences between tax and financial statement income.

NOTE 8 - SHAREHOLDERS' EQUITY:

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

Series 2 Convertible Preferred Stock:

Each Series 2 preferred share is convertible into two shares of common stock at the option of the holder. Each Series 2 preferred share also includes one warrant to purchase two common shares for $5.00. The warrants are exercisable over a three-year period. In the event of the liquidation of the Company, holders of Series 2 preferred stock would be entitled to receive $5.00 per share, plus any unpaid dividends declared on the Series 2 preferred stock from the funds remaining after the Company's creditors, including directors, have been paid. There have been no dividends declared. During November 1997, 172,000 shares of Series 2 preferred stock were converted into 344,000 shares of the Company's common stock. As of June 30, 2016, there are 5,000 shares issued, which are convertible into 2 common shares. There are no warrants outstanding that have been issued in connection with these preferred shares.

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

Series 5 Convertible Preferred Stock:

The shares are collectively convertible to common stock of the Company on March 5, 2004, in an amount equal to the greater of a.)290,000 shares divided by the ten day closing price, prior to the date of acquisition of IPS, of the Company's common stock as quoted on the national exchange and not to exceed twenty million shares, or b.) six million shares.

