Form 10-Q
period 2016-09-30
ADVANCED OXYGEN TECHNOLOGIES INC
filed 2016-11-14
CIK 352991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016
Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Check one: Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: As of November 11, 2016, there were 2,292,945 issued and outstanding shares of the registrant's Common Stock, $.01 par value.

Documents incorporated by reference: None.

ADVANCED OXYGEN TECHNOLOGIES, INC.

 Table of Contents

INDEX
PART I
Item I: Financial Statements (unaudited)	Page
Unaudited Consolidated Balance Sheet as of September 30, 2016 and June 30, 2016	1
Unaudited Consolidated Statement of Operations and Other Comprehensive Income (Loss) for the three months ended September 30, 2016 and September 30, 2015	3
Unaudited Consolidated Statement of Cash Flow for the three months ended September 30, 2016 and September 30, 2015	4
Notes to the Consolidated Financial Statements	5
6
Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3: Quantitative and Qualitative Disclosures about Market Risk	16
Item 4: Controls and Procedures	16
PART II
Item 1: Legal Proceedings	18
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3: Defaults Upon Senior Securities	18
Item 4: Mine Safety Disclosures	18
Item 5: Other Information	18
Item 6. Exhibits and Reports on Form 8-K	18
Signature	19
EXHIBIT 31.1, 31.2 Certifications of Officers	EX 31
EXHIBIT 32.1, 32.2 Certifications of Officers	EX 32
EXHIBIT 101.INS XBRL Instance	EX 101.INS
EXHIBIT 101.SCH XBRL Taxonomy Extension Schema Document	EX 101.SCH
EXHIBIT 101.CAL XBRL Taxonomy Extension Calculation Document	EX 101.CAL
EXHIBIT 101.DEF XBRL Taxonomy Extension Definition Document	EX 101.DEF
EXHIBIT 101.LAB XBRL Taxonomy Extension Labels Document	EX 101.LAB
EXHIBIT 101.PRE XBRL Taxonomy Extension Presentation Document	EX 101.PRE

PART 1: FINANCIAL INFORMATION

   Item I: Consolidated Financial Statements for the three months ending September 30, 2016 (unaudited).

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED BALANCE SHEETS

	As of September 30,	As of June 30,
ASSETS	2016	2016
	(unaudited)
CURRENT ASSETS
Cash	$45,342	$46,170
Property Tax Receivable	1,201	1,173
Total Current Assets	46,543	47,343

FIXED ASSETS
Land and buildings	609,351	595,280
TOTAL ASSETS	$655,894	$642,623

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$4,624	$2,599
Taxes Payable	17,755	24,028
Notes Payable, Current Portion	151,452	150,887
Advances From a Related Party	80,563	78,262
Total current liabilities	254,394	255,776

Notes Payable	118,130	122,609

Total Long Term Liabilities	118,130	122,609

Total Liabilities	372,524	378,385

STOCKHOLDERS' EQUITY-
Convertible preferred stock, Series 2, par value $0.01; authorized 10,000,000 shares; issued and outstanding 5,000 At September 30, 2016 and June 30, 2016	50	50

Convertible preferred stock, Series 3, par value $0.01; authorized, 1,670,000 shares issued and outstanding	-	-

Convertible preferred stock, Series 5; issued, 1 share	-	-

Common stock, par value $0.01; At September 30, 2016 and June 30, 2016, authorized 60,000,000 shares; issued and outstanding 2,292,945 shares.	22,929	22,929

Additional paid-in capital	20,953,991	20,953,991

Other Comprehensive Income	44,304	27,085

Accumulated deficit	(20,737,904)	(20,739,817)

TOTAL STOCKHOLDERS EQUITY	283,370	264,238
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$655,894	$642,623

See accompanying notes to condensed Consolidated Financial Statements.

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS) (Unaudited)

	For the Three Months Ended September 30,
	2016	2015

Sales	$9,149	$9,041

Cost and Expenses
General and Administrative	2,062	223
Professional Expenses	4,000	-
	6,062	223

Income from Operations	3,087	8,818

Other Income (Expenses):

Interest expense, net	(1,010)	(2,200)

Income Before Income Taxes	2,077	6,618

Provision for Income Taxes	164	-

Net Income	1,913	6,618

Net Income Per Share:
Basic	$0.0008	$0.0029
Diluted	$0.0008	$0.0029

Weighted Average Shares Outstanding
Basic	2,292,945	2,292,945
Diluted	2,302,945	2,302,945

COMPREHENSIVE INCOME
Other Income(Loss)
Translation Adjustments	$17,219	14,499
Total Comprehensive Income (Loss)	$19,132	$21,117

See accompanying notes to condensed Consolidated Financial Statements.

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net income	$1,913	$6,618
Adjustments to reconcile net income to net cash

Changes in operating assets and liabilities
Accounts payable	2,024	-
Taxes payable	(514)	22,478

Net cash provided by (used in) operating activities	3,423	29,096

Cash flow from financing activities:
Proceeds from:
Borrowing from officer-director	2,000	-

Proceeds used for:
Long Term Debt	(7,377)	(4,236)
Net cash provided by financing activities	(5,377)	(4,236)

Change due to FX Translation	1,126	(47,785)

Net Decrease in Cash	(828)	(22,925)

Cash at beginning of the period	$46,170	$68,260
Cash at end of period	$45,342	$45,335

Non Cash Investing and Financing Activities
Cash paid for Interest	1,010	2,200

See accompanying notes to condensed Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1- ORGANIZATION AND LINE OF BUSINESS

Organization and Basis of Presentation:

The accompanying unaudited interim condensed consolidated financial statements of Advanced Oxygen Technologies, Inc. (“Group” or the “Company”) have been prepared by management in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for annual audited financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.

The results of operations for the three months ended September 30, 2016 are not necessarily indicative of the results to be expected for the year ending June 30, 2017. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the years ended June 30, 2016 and 2015 included in Form 10-K filed with the SEC..

Lines of Business:

The Company, through its wholly owned subsidiary Anton Nielsen Vojens ApS owns income producing commercial real estate leased until 2026. The real estate consists solely of the land with no buildings or improvements (“Land”). All improvements on the Land are those of the tenant.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Revenue recognition of rental income:

Revenues are recognized during the period in which the rental payment is received. The Company applies the provisions of FASB Accounting Standards Codification ('ASC') 605-10. Revenue Recognition in Financial Statements ASC 605-10, which provides guidance on recognition, presentation, and disclosure of revenues in financial statements filed with the SEC.

The Company's source of revenue is from a commercial property lease in which quarterly payments are received pursuant to the property lease which is in effect until 2026.

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

Net Earnings per Share:

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of September 30, 2016 and June 30, 2016 there were 10,000 and 10,000, respectively potential dilutive shares that need to be considered as Common Share Equivalents.

Cash and Cash Equivalents:

For purposes of the statement of cash flows, the Company considers all highly-liquid investments purchased with original maturities of three months or less to be cash equivalents.  The Company maintains its cash in bank deposit accounts which, at September 30, 2016 did not exceed federally insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on such amounts.

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

Reclassification:

Certain balances in previously issued financial statements have been reclassified to be consistent with the current period presentation.

Recently Issued Accounting Standards:

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

 NOTE 3 - MAJOR CUSTOMER:

The Company's subsidiary, Anton Nielsen Vojens, ApS has sales to major customers who were non related parties. For the period ending September 30, 2016, and September 30, 2015 the major customer concentrations were as follows:

	Percent of Sales for the Period ending September 30,
Customer	2016	2015
A	100%	100%
-	-	-

Total Sales from Major Customers	100%	100%

NOTE 4 - LAND AND BUILDINGS :

The Land owned by the Company's wholly owned subsidiary constitutes the largest asset of the Company. During the 3 month period ending September 30, 2016 the Company recorded an increase in the carrying value of the Land of $14,071 due to the currency translation difference. The carrying value of the Land of the Company was as follows:

	Carrying Value of Land at
	September 30, 2016	June 30, 2016

US Dollars	$609,351	$595,280

NOTE 5 - RELATED PARTY TRANSACTIONS:

Advances payable to Crossfields, Inc., a company that the CEO, Robert Wolfe is an officer and director, which are not collateralized, non-interest bearing, and payable upon demand, however, the Company did not expect to make payment within one year. During the three month periods ended September 30, 2016 and September 30, 2015 the Company had a balance of $80,563 and was advanced $2,000 and $63,423 and was advanced $0 respectively, to meet expenses.

NOTE 6 - NOTES PAYABLE:

The Company issued a promissory note ("Note") for $650,000, payable to the Borkwood Development Ltd, a previous shareholder of the Company ("Seller"), payable and amortized monthly and carrying an interest at 5% per year. The Company has the right to prepay the note at any time with a notice of 14 days. To secure the payment of principal and interest the Sellers will receive a perfect lien and security interest in the Shares in the company ANV until the note with accrued interest is paid in full., and, 2) In the case that the Note has not been repaid within 12 months from the day of closing the Sellers have the right to convert the debt to common stock of Advanced Oxygen Technologies, Inc. in an amount of non diluted shares calculated on the conversion Date, equal to the lesser of : a) Six hundred and Fifty thousand (650,000) or the Purchase Price minus the principal payments made by the buyer, whichever is greater, divided by the previous ten day closing price of AOXY as quoted on the national exchange, or b) Fifteen million shares, whichever is lesser. The Note has been extended until July 1, 2017 and interest waived through the period ending June 30, 2016. The balance on the note as of September 30, 2016 and June 30, 2016 was $127,029.

The Company has a note payable with a bank. The original amount of the note was kr 800,000 Danish Krone (kr) ("Note A"). The note is secured by the revenues of the lease with Statoil, with a 7.00% interest rate and 1.75 years left on the term. The balance on the note as of September 30, 2016 was $18,091. The Company made principal payments of $2,491 and interest payments of $369. The value of the note reflect the currency adjustments. The paragraph below summarizes the company's commitments going forward.

The Company has a note payable with a bank ("Note B"). The original amount of Note B was kr 1,132,000 Danish Krone (kr). Note B is secured by the subsidiary's real estate, with a 2.00% interest rate and 7.2 years left on the term. The balance on the note as of September 30, 2016 was $124,462. During the period ended September 30, 2016, the Company paid $4,077 in principal payments and $647 in interest.

The Company's debt obligations at September 30, 2016 and June 30, 2016 are:

	September 30,	June 30,
	2016	2016
Bank Loans	$142,553	$146,467
Borkwood Development Ltd	127,029	127,029
Total Debt	269,582	273,496

Current Portion of Debt	151,452	150,887

Long-Term portion of Debt	$118,130	$122,609

The Company has minimum yearly bank payments of $33,610 for 1.75 years, and $22,397 thereafter for another 5.5 years.

The amounts stated in this note reflect the Company's commitments in the currencies that those commitments were made and the amounts are an estimate of what the US dollar amount would be if the currency rates did not change going forward.

NOTE 7 - SHAREHOLDERS' EQUITY:

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

Series 2 Convertible Preferred Stock:

Each Series 2 preferred share is convertible into two shares of common stock at the option of the holder. Each Series 2 preferred share also includes one warrant to purchase two common shares for $5.00. The warrants are exercisable over a three-year period. In the event of the liquidation of the Company, holders of Series 2 preferred stock would be entitled to receive $5.00 per share, plus any unpaid dividends declared on the Series 2 preferred stock from the funds remaining after the Company's creditors, including directors, have been paid. There have been no dividends declared.  During November 1997, 172,000 shares of Series 2 preferred stock were converted into 344,000 shares of the Company's common stock. As of September 30, 2016, there were 5,000 shares issued, which are convertible into 2 common shares. There are no warrants outstanding that have been issued in connection with the preferred shares.

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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDING SEPTEMBER 30, 2016 COMPARED TO 2015:

Revenues: Revenues from operations for the three month period ending September 30, 2016 and September 30, 2015 were $9,149 and $9,041 respectively. They were attributable to operations of the Company's wholly owned subsidiary Anton Nielsen Vojens. The fluctuation was due to currency fluctuations.

Selling, general and administrative expenses: G&A expenses for the three month period ending September 30, 2016 and September 30, 2015 were $2,062 and $223 respectively. The expenses are attributable to ANV's operations, the Company's SEC compliance and the new engagement of independent auditors.

Interest expense: Interest expense for the three month period ending September 30, 2016 and September 30, 2015 was $1,010 and $2,200 respectively. Interest expenses for 2016 are lower primarily due to the currency fluctuations and the reduction of debt.

Net income (loss) attributed to common stockholders: Net income (loss) attributed to common stockholders was $1,913 or $0.0008 per share for the three month period ending September 30, 2016 as compared to $6,618 or $0.0029 per share for September 30, 2015 and mainly attributable to the Company's engagement of new auditors and currency fluctuations.

Liquidity and capital resources:  At September 30, 2016 and June 30, 2016, the Company had cash and cash equivalents of $45,342 and $46,170 respectively. At September 30, 2016 and June 30, 2016, the Company had a working capital deficit of $207,851 and $217,887 respectively. The change in cash is primarily associated with currency fluctuations, and the decrease in the working capital deficit is primarily due to payment of debt and normal operations.

Net cash provided from (used for) operating activities for three month period ending September 30, 2016 and September 30, 2015 was $3,423 and $29,096, respectively. The net cash used by operating activities was primarily due to the operations of ANV and the payment of ANV taxes.

Net cash provided from (used for) financing activities for 2016 and 2015 was $(5,377) and $(4,236) respectively. Net cash provided from or used for financing activities for both periods is related to the company's borrowings from banks, officers and directors, and the repayment of debt.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded as of September 30, 2016 that our disclosure controls and procedures were not effective at ensuring that the material information required to be disclosed in the Exchange Act reports is recorded, processed, summarized and reported as required in applicable SEC rules and forms.

During the three month period ended September 30, 2016, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II

ITEM 1: LEGAL PROCEEDINGS

During the period ending September 30, 2016, there were pending or threatened legal actions as follows: None

 ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

During the 3 month period ending September 30, 2016, the Company filed the following report on Form 8-K.

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

Date: November 11, 2016

/s/ Robert E. Wolfe /s/
------------------------------------------
Robert E. Wolfe, Chairman of the Board and
Chief Executive Officer and Principal
Financial Officer