Form 10-Q
period 2016-12-31
ADVANCED OXYGEN TECHNOLOGIES INC
filed 2017-02-06
CIK 352991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2016
Or

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non Accelerated Filer (Do not check if a smaller reporting company)	☐	Smaller Reporting Company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Check one: Yes ☐  No ☑

As of February 03, 2017 there were 2,292,945 issued and outstanding shares of the registrant's Common Stock, $.01 par value.

ADVANCED OXYGEN TECHNOLOGIES, INC.

 Table of Contents

INDEX
PART I
Item I: Financial Statements (unaudited)	Page
Unaudited Consolidated Balance Sheet as of December 31, 2016 and June 30, 2016	1
Unaudited Consolidated Statement of Operations and Other Comprehensive Income (Loss) for the three months and six months ended December 31, 2016 and December 31, 2015	3
Unaudited Consolidated Statement of Cash Flow for the six months ended December 31, 2016 and December 31, 2015	4
Notes to the Consolidated Financial Statements	5
6
Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3: Quantitative and Qualitative Disclosures about Market Risk	16
Item 4: Controls and Procedures	16
PART II
Item 1: Legal Proceedings	18
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3: Defaults Upon Senior Securities	18
Item 4: Mine Safety Disclosures	18
Item 5: Other Information	18
Item 6. Exhibits and Reports on Form 8-K	18
Signature	19
EXHIBIT 31.1, 31.2 Certifications of Officers	EX 31
EXHIBIT 32.1, 32.2 Certifications of Officers	EX 32
EXHIBIT 101.INS XBRL Instance	EX 101.INS
EXHIBIT 101.SCH XBRL Taxonomy Extension Schema Document	EX 101.SCH
EXHIBIT 101.CAL XBRL Taxonomy Extension Calculation Document	EX 101.CAL
EXHIBIT 101.DEF XBRL Taxonomy Extension Definition Document	EX 101.DEF
EXHIBIT 101.LAB XBRL Taxonomy Extension Labels Document	EX 101.LAB
EXHIBIT 101.PRE XBRL Taxonomy Extension Presentation Document	EX 101.PRE

PART 1: FINANCIAL INFORMATION

   Item I: Consolidated Financial Statements for the six months ending December 31, 2016 (unaudited).

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
ASSETS	2016	2016
	(unaudited)
CURRENT ASSETS
Cash	$45,458	$46,170
Property Tax Receivable	1,129	1,173
Total Current Assets	46,587	47,343

FIXED ASSETS
Land	572,917	595,280
TOTAL ASSETS	$619,504	$642,623

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$1,296	$2,599
Taxes Payable	21,976	24,028
Notes Payable, Current Portion	149,992	150,887
Advances From a Related Party	92,430	78,262
Total current liabilities	265,694	255,776

Notes Payable	105,590	122,609

Total Long Term Liabilities	105,590	122,609

Total Liabilities	371,284	378,385

STOCKHOLDERS' EQUITY-
Convertible preferred stock, Series 2, par value $0.01; authorized 10,000,000 shares; issued and outstanding 5,000 at December 31, 2016 and June 30, 2016	50	50

Convertible preferred stock, Series 3, par value $0.01; authorized, 1,670,000 shares issued and outstanding	-	-

Convertible preferred stock, Series 5; issued, 1 share	-	-

Common stock, par value $0.01; At December 31, 2016 and June 30, 2016, authorized 60,000,000 shares; issued and outstanding 2,292,945 shares.	22,929	22,929

Additional paid-in capital	20,953,991	20,953,991

Accumulated Other Comprehensive Income	15,446	27,085

Accumulated deficit	(20,744,196)	(20,739,817)

TOTAL STOCKHOLDERS' EQUITY	248,220	264,238
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$619,504	$642,623

See accompanying notes to condensed Consolidated Financial Statements.

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS) (Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2016	2015	2016	2015

Sales	$8,837	$9,057	$17,986	$18,115

Cost and Expenses
General and Administrative	1,390	1,008	3,627	1,231
Professional Expenses	8,023	6,143	12,023	6,143
	9,413	7,151	15,650	7,374

Income (loss) from Operations	(576)	1,906	2,336	10,741

Other Income (Expense):

Interest expense, net	(1,663)	(2,128)	(3,476)	(4,332)

Income Before Income Taxes	(2,239)	(222)	(1,140)	6,409

Provision for Income Taxes	3,239	-	3,239	-

Net Income (Loss)	(5,478)	(222)	(4,379)	6,409

Net Income (Loss) Per Share:
Basic	$(0.0024)	$(0.0001)	$(0.0019)	$0.0028
Diluted	$(0.0024)	$(0.0001)	$(0.0019)	$0.0028

Weighted Average Shares Outstanding
Basic	2,292,945	2,292,945	2,292,945	2,292,945
Diluted	2,292,945	2,292,945	2,292,945	2,302,945

COMPREHENSIVE INCOME
Other Income (Loss)
Translation Adjustments	$(28,853)	$3,534	$(11,639)	$18,033
Total Comprehensive Income (Loss)	$(34,331)	$3,312	$(16,018)	$24,442

See accompanying notes to condensed Consolidated Financial Statements.

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended December 31,
	2016	2015
Cash flows from operating activities
Net income	$(4,379)	$6,409
Adjustments to reconcile net income to net cash

Changes in operating assets and liabilities
Accounts payable	(1,304)	4,129
Taxes payable	4,798	(23,272)

Net cash provided by (used in) operating activities	(885)	(12,734)

Cash flow from financing activities:
Proceeds from:
Advances from related parties	14,648	15,669

Proceeds used for:
Long Term Debt	(12,413)	(12,550)

Net cash provided by financing activities	2,235	3,119

Effect of exchange rate changes on cash	(2,062)	-

Net Decrease in Cash	(712)	(9,615)

Cash at beginning of the period	$46,170	$68,260
Cash at end of period	$45,458	$58,645

Non Cash Investing and Financing Activities
Cash paid for Interest	3,476	4,332

See accompanying notes to condensed Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1- ORGANIZATION AND LINE OF BUSINESS:

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

The results of operations for the six months ended December 31, 2016 are not necessarily indicative of the results to be expected for the year ending June 30, 2017. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the years ended June 30, 2016 and 2015 included in Form 10-K filed with the SEC.

Lines of Business:

The Company, through its wholly owned subsidiary Anton Nielsen Vojens ApS ("ANV")owns income producing commercial real estate leased until 2026. The real estate consists solely of the land with no buildings or improvements (“Land”). All improvements on the Land are those of the tenant.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Revenue recognition of rental income:

Revenues are recognized during the period in which the rental payment is received. The Company applies the provisions of FASB Accounting Standards Codification ('ASC') 605-10. Revenue Recognition in Financial Statements ASC 605-10, provides guidance on recognition, presentation, and disclosure of revenues in financial statements filed with the SEC.

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

Net Earnings per Share:

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of December 31, 2016 and June 30, 2016 there were 10,000 and 10,000, respectively potential dilutive shares and because of the net loss, the effect of these potential common shares is anti-dilutive.

Cash and Cash Equivalents:

For purposes of the statement of cash flows, the Company considers all highly-liquid investments purchased with original maturities of three months or less to be cash equivalents.  The Company maintains its cash in bank deposit accounts which, at December 31, 2016 did not exceed federally insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on such amounts.

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

 NOTE 3 - MAJOR CUSTOMER:

The Company's subsidiary, Anton Nielsen Vojens, ApS has sales to major customers who were non related parties. For the period ending December 31, 2016, and December 31, 2015 the major customer concentrations were as follows:

	Percent of Sales for the Period ending December 31,
Customer	2016	2015
StatOil A/S	100%	100%
-	-	-

Total Sales from Major Customers	100%	100%

NOTE 4 - LAND:

The Land owned by the Company's wholly owned subsidiary constitutes the largest asset of the Company. As of December 31, 2016 the difference in the Land's carrying value as recorded on the balance sheet amounting to $(22,363) is solely due to the currency translation difference.  The carrying value of the Land of the Company was as follows:

	Carrying Value of Land at
	December 31, 2016	June 30, 2016

US Dollars	$572,917	$595,280

NOTE 5 - RELATED PARTY TRANSACTIONS:

Crossfields, Inc., a company that the CEO, Robert Wolfe is an officer and director, has made advances to the Company which are not collateralized, non-interest bearing, and payable upon demand, however, the Company did not expect to make payment within one year. As of December 31, 2016, the amount due to Crossfields was $92,430. Crossfields advanced an additional $14,168 during the six months ended December 31, 2016 to meet expenses.

 NOTE 6 - NOTES PAYABLE:

The Company issued a promissory note ("Note") for $650,000, payable to the Borkwood Development Ltd, a previous shareholder of the Company ("Seller"), payable and amortized monthly and carrying an interest at 5% per year. The Company has the right to prepay the note at any time with a notice of 14 days. To secure the payment of principal and interest the Sellers will receive a perfect lien and security interest in the Shares in the company ANV until the note with accrued interest is paid in full., and, 2) In the case that the Note has not been repaid within 12 months from the day of closing the Sellers have the right to convert the debt to common stock of Advanced Oxygen Technologies, Inc. in an amount of non diluted shares calculated on the conversion Date, equal to the lesser of : a) Six hundred and Fifty thousand (650,000) or the Purchase Price minus the principal payments made by the buyer, whichever is greater, divided by the previous ten day closing price of AOXY as quoted on the national exchange, or b) Fifteen million shares, whichever is lesser. The Note has been extended until July 1, 2017 and interest waived through the period ending December 31, 2016. The balance on the note as of December 31, 2016 and June 30, 2016 was $127,029.

The Company has a note payable with a bank. The original amount of the note was kr 800,000 Danish Krone (kr) ("Note A"). The note is secured by the revenues of the lease with Statoil, with a 7.00% interest rate and 1.5 years left on the term. The balance on the note as of December 31, 2016 was $14,625. The Company made principal payments of $4,727 and interest payments of $678. The value of the note reflect the currency adjustments. The paragraph below summarizes the company's commitments going forward.

The Company has a note payable with a bank ("Note B"). The original amount of Note B was kr 1,132,000 Danish Krone (kr). Note B is secured by the subsidiary's real estate, with a 2.00% interest rate and 7 years left on the term. The balance on the note as of December 31, 2016 was $113,928. During the period ended December 31, 2016, the Company paid $7,686 in principal payments and $2,798 in interest payments.

The Company's debt obligations at December 31, 2016 and June 30, 2016 are:

	December 31,	June 30,
	2016	2016
Bank Loans	$128,552	$146,467
Borkwood Development Ltd	127,029	127,029
Total Debt	255,581	273,496

Less Current Portion of Debt	(149,992)	(150,887)

Long-Term portion of Debt	$105,590	$122,609

The Company has minimum yearly bank payments of $33,610 for 1.5 years, and $22,397 thereafter for another 5.2 years.

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

Series 2 Convertible Preferred Stock:

Each Series 2 preferred share is convertible into two shares of common stock at the option of the holder. Each Series 2 preferred share also includes one warrant to purchase two common shares for $5.00. The warrants are exercisable over a three-year period. In the event of the liquidation of the Company, holders of Series 2 preferred stock would be entitled to receive $5.00 per share, plus any unpaid dividends declared on the Series 2 preferred stock from the funds remaining after the Company's creditors, including directors, have been paid. There have been no dividends declared.  During November 1997, 172,000 shares of Series 2 preferred stock were converted into 344,000 shares of the Company's common stock. As of December 31, 2016, there were 5,000 shares issued, which are convertible into 2 common shares. There are no warrants outstanding that have been issued in connection with the preferred shares.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDING DECEMBER 31, 2016 COMPARED TO 2015:

Revenues: Revenues from operations for the three month period ending December 31, 2016 and December 31, 2015 were $8,837 and $9,057 respectively, and the revenues from operations for the six month period ending December 31, 2016 and December 31, 2015 were $17,986 and $18,115 respectively. They were attributable to operations of the Company's wholly owned subsidiary Anton Nielsen Vojens. The fluctuation was due to currency fluctuations.  The fluctuations were due to currency flucuations, as the revenues were the same for both comparitive periods.

Selling, general and administrative expenses: G&A expenses for the three month period ending December 31, 2016 and December 31, 2015 were $9,413 and $7,151 respectively and the G&A expenses for the six month period ending December 31, 2016 and December 31, 2015 were $15,650 and $7,374 respectively. The expenses are attributable to ANV's operations, the Company's SEC compliance and the new engagement of independent auditors.

Interest expense: Interest expense for the three month period ending December 31, 2016 and December 31, 2015 was $1,663 and $2,128 respectively. The changes in interest expenses for 2016 are primarily due to the currency fluctuations and the reduction of debt.

Net income (loss) attributed to common stockholders: Net income (loss) attributed to common stockholders was $(5,478) or $(0.0024) per share for the three month period ending December 31, 2016 as compared to $(222) or $0.0001 per share for December 31, 2015 and mainly attributable to the Company's engagement of new auditors and currency fluctuations.

Liquidity and capital resources:  At December 31, 2016 and June 30, 2016, the Company had cash and cash equivalents of $45,458 and $46,170 respectively. At December 31, 2016 and June 30, 2016, the Company had a working capital deficit of $219,107 and $208,433 respectively. The change in cash is primarily associated with currency fluctuations, and the decrease in the working capital deficit is primarily due to payment of debt and normal operations.

Net cash provided from (used for) operating activities for six month period ending December 31, 2016 and December 31, 2015 was $(885) and $(12,734), respectively. The net cash used by operating activities was primarily due to the operations of ANV and the payment of ANV taxes in 2015.

Net cash provided from (used for) financing activities for six month period ending December 31, 2016 and December 31, 2015 was $2,235 and $3,119 respectively. Net cash provided from or used for financing activities for both periods is related to the company's borrowings from banks, officers and directors, and the repayment of debt.

OFF BALANCE SHEET ARRANGEMENTS:

We do not currently have any off balance sheet arrangements.

 ACQUISITION EFFORTS:

The Company continues its efforts to raise capital to support operations and growth, and is actively searching acquisition or merger with another company that would complement the Company or increase its earnings potential. During this period, the Company has been in discussion with Companies looking to be acquired. The Company has not negotiated any terms nor proposed any acquisitions of any of these companies that have been accepted. In addition, the Company is in discussion with potential lending institutions to assist in financing any proposed acquisition. The Company expects difficulty in financing the growth of the increased business or acquisition and has been concentrating on raising capital and/or obtaining a line of credit.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk:

Smaller reporting companies are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES:

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded as of December 31, 2016 that our disclosure controls and procedures were not effective at ensuring that the material information required to be disclosed in the Exchange Act reports is recorded, processed, summarized and reported as required in applicable SEC rules and forms.

During the six month period ended December 31, 2016, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II

ITEM 1: LEGAL PROCEEDINGS:

None

 ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES:

None

ITEM 4. MINE SAFETY DISCLOSURES:

None

ITEM 5. OTHER INFORMATION:

None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K:

During the six month period ending December 31, 2016, the Company filed the following report on Form 8-K.

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

Date: February 03, 2017

/s/ Robert E. Wolfe /s/

------------------------------------------
Robert E. Wolfe,

Chairman of the Board , Chief Executive Officer and Principal Financial Officer