Form 10-Q
period 2017-03-31
ADVANCED OXYGEN TECHNOLOGIES INC
filed 2017-05-08
CIK 352991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017
Or

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

As of May 03, 2017 there were 2,292,945 issued and outstanding shares of the registrant's Common Stock, $0.01 par value.

ADVANCED OXYGEN TECHNOLOGIES, INC.

 Table of Contents

INDEX
PART I
Item I: Financial Statements (unaudited)	Page
Consolidated Balance Sheet as of March 31, 2017 (unaudited) and June 30, 2016	1
Unaudited Consolidated Statement of Operations and Other Comprehensive Income (Loss) for the three months and nine months ended March 31, 2017 and March 31, 2016	3
Unaudited Consolidated Statement of Cash Flow for the nine months ended March 31, 2017 and March 31, 2016	4
Notes to the Consolidated Financial Statements	5
6
Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3: Quantitative and Qualitative Disclosures about Market Risk	16
Item 4: Controls and Procedures	16
PART II
Item 1: Legal Proceedings	18
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3: Defaults Upon Senior Securities	18
Item 4: Mine Safety Disclosures	18
Item 5: Other Information	18
Item 6. Exhibits and Reports on Form 8-K	18
Signature	19
EXHIBIT 31.1, 31.2 Certifications of Officers	EX 31
EXHIBIT 32.1, 32.2 Certifications of Officers	EX 32
EXHIBIT 101.INS XBRL Instance	EX 101.INS
EXHIBIT 101.SCH XBRL Taxonomy Extension Schema Document	EX 101.SCH
EXHIBIT 101.CAL XBRL Taxonomy Extension Calculation Document	EX 101.CAL
EXHIBIT 101.DEF XBRL Taxonomy Extension Definition Document	EX 101.DEF
EXHIBIT 101.LAB XBRL Taxonomy Extension Labels Document	EX 101.LAB
EXHIBIT 101.PRE XBRL Taxonomy Extension Presentation Document	EX 101.PRE

PART 1: FINANCIAL INFORMATION

   Item I: Consolidated Financial Statements for the nine months ending March 31, 2017 (unaudited).

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
ASSETS	2017	2016
	(unaudited)
CURRENT ASSETS
Cash	$45,329	$46,170
Property Tax Receivable	1,145	1,173
Total Current Assets	46,474	47,343

FIXED ASSETS
Land	580,655	595,280
TOTAL ASSETS	$627,129	$642,623

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$2,300	$2,599
Taxes Payable	22,093	24,028
Notes Payable, Current Portion	150,302	150,887
Advances From a Related Party	95,391	78,262
Total current liabilities	270,086	255,776

Notes Payable	100,626	122,609

Total Long Term Liabilities	100,626	122,609

Total Liabilities	370,712	378,385

STOCKHOLDERS' EQUITY
Convertible preferred stock, Series 2, par value $0.01; authorized 10,000,000 shares; 5,000 shares issued and outstanding at March 31, 2017 and June 30, 2016, respectively	50	50

Convertible preferred stock, Series 3, par value $0.01; 1,670,000 shares authorized, 0 shares issued and outstanding, respectively	-	-

Convertible preferred stock, Series 5; no par value, 1 share authorized, 0 shares issued and outstanding, respectively	-	-

Common stock, par value $0.01; 60,000,000 shares authorized, 2,292,945 shares issued and outstanding, respectively	22,929	22,929

Additional paid-in capital	20,953,991	20,953,991

Accumulated Other Comprehensive Income	21,605	27,085

Accumulated deficit	(20,742,158)	(20,739,817)

TOTAL STOCKHOLDERS' EQUITY	256,417	264,238
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$627,129	$642,623

See accompanying notes to condensed Consolidated Financial Statements.

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS) (Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2017	2016	2017	2016

Sales	$8,806	$9,104	$26,792	$27,219

Cost and Expenses
General and Administrative	2,158	5,479	5,785	6,710
Professional Expenses	2,000	275	14,023	6,418
	4,158	5,754	19,808	13,128

Income (loss) from Operations	4,648	3,350	6,984	14,091

Other Income (Expense):

Interest expense, net	(1,551)	(2,046)	(5,027)	(6,378)

Income Before Income Taxes	3,097	1,304	1,957	7,713

Provision for Income Taxes	1,059	-	4,298	-

Net Income (Loss)	2,038	1,304	(2,341)	7,713

Net Income (Loss) Per Share:
Basic	$0.0009	$0.0006	$(0.0010)	$0.0034
Diluted	$0.0009	$0.0006	$(0.0010)	$0.0034

Weighted Average Shares Outstanding
Basic	2,292,945	2,292,945	2,292,945	2,292,945
Diluted	2,302,945	2,302,945	2,292,945	2,302,945

COMPREHENSIVE INCOME
Other Income (Loss)
Translation Adjustments	$6,159	$632	$(5,480)	$(11,007)
Total Comprehensive Income (Loss)	$8,197	$1,936	$(7,821)	$3,294

See accompanying notes to condensed Consolidated Financial Statements.

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net income	$(2,341)	$7,713
Adjustments to reconcile net income to net cash

Changes in operating assets and liabilities
Accounts payable	(300)	586
Taxes payable	4,757	(27,827)

Net cash provided by (used in) operating activities	2,116	(19,528)

Cash flow from financing activities:
Proceeds from:
Advances from related parties	17,442	16,169

Proceeds used for:
Long Term Debt repayment	(19,265)	(18,197)

Net cash provided by financing activities	(1,823)	(2,748)

Effect of exchange rate changes on cash	(1,005)	-

Net Decrease in Cash	(712)	(22,276))

Cash at beginning of the period	$46,170	$68,260
Cash at end of period	$45,458	$45,983

Non Cash Investing and Financing Activities
Cash paid for Interest	5,027	6,378

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

The results of operations for the nine months ended March 31, 2017 are not necessarily indicative of the results to be expected for the year ending June 30, 2017. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the years ended June 30, 2016 and 2015 included in Form 10-K filed with the SEC.

Lines of Business:

The Company, through its wholly owned subsidiary Anton Nielsen Vojens ApS ("ANV") owns income producing commercial real estate leased until 2026. The real estate consists solely of the land with no buildings or improvements (“Land”). All improvements on the Land are those of the tenant.

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

Net Earnings per Share:

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of March 31, 2017 and March 31, 2016 there were 10,000 and 10,000 potential dilutive shares, respectively, and because of the net loss for the nine months period ending March 31, 2017 the dilutive shares were excluded from the Diluted EPS calculation as the effect of these potential common shares is anti-dilutive.

Cash and Cash Equivalents:

For purposes of the statement of cash flows, the Company considers all highly-liquid investments purchased with original maturities of three months or less to be cash equivalents.  The Company maintains its cash in bank deposit accounts which, at March 31, 2017 did not exceed federally insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on such amounts.

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

 NOTE 3 - MAJOR CUSTOMER:

The Company's subsidiary, Anton Nielsen Vojens, ApS has sales to major customers who were non related parties. For the period ending March 31, 2017, and March 31, 2016 the major customer concentrations were as follows:

	Percent of Sales for the Period ending March 31,
Customer	2017	2016
Circle K Denmark A/S, Formerly StatOil A/S	100%	100%
-	-	-

Total Sales from Major Customers	100%	100%

NOTE 4 - LAND:

The Land owned by the Company's wholly owned subsidiary constitutes the largest asset of the Company. As of March 31, 2017 the difference in the Land's carrying value as recorded on the balance sheet amounting to $(14,625) is solely due to the currency translation difference.  The carrying value of the Land of the Company was as follows:

	Carrying Value of Land at
	March 31, 2017	June 30, 2016

US Dollars	$580,655	$595,280

NOTE 5 - RELATED PARTY TRANSACTIONS:

Crossfields, Inc., a company that the CEO, Robert Wolfe is an officer and director, has made advances to the Company which are not collateralized, non-interest bearing, and payable upon demand, however, the Company did not expect to make payment within one year. As of March 31, 2017, the amount due to Crossfields was $95,391. Crossfields advanced an additional $17,443 during the nine months ended March 31, 2017 to meet expenses.

 NOTE 6 - NOTES PAYABLE:

The Company issued a promissory note ("Note") for $650,000, payable to the Borkwood Development Ltd, a previous shareholder of the Company ("Seller"), payable and amortized monthly and carrying an interest at 5% per year. The Company has the right to prepay the note at any time with a notice of 14 days. To secure the payment of principal and interest the Sellers will receive a perfect lien and security interest in the Shares in the company ANV until the note with accrued interest is paid in full, and, 2) In the case that the Note has not been repaid within 12 months from the day of closing the Sellers have the right to convert the debt to common stock of Advanced Oxygen Technologies, Inc. in an amount of non diluted shares calculated on the conversion Date, equal to the lesser of : a) Six hundred and Fifty thousand (650,000) or the Purchase Price minus the principal payments made by the buyer, whichever is greater, divided by the previous ten day closing price of AOXY as quoted on the national exchange, or b) Fifteen million shares, whichever is lesser. The Note has been extended until July 1, 2017 and interest waived through the period ending June 30, 2017. The balance on the note as of March 31, 2017 and June 30, 2016 was $127,029.

The Company has a note payable with a bank. The original amount of the note was kr 800,000 Danish Krone (kr) ("Note A"). The note is secured by the revenues of the lease with Circle K Denmark A/S, formerly Statoil, with a 7.00% interest rate and 1.25 years left on the term. The balance on the note as of March 31, 2017 was $12,357. The Company made principal payments of $7,256 and interest payments of $992. The value of the note reflect the currency adjustments. The paragraph below summarizes the company's commitments going forward.

The Company has a note payable with a bank ("Note B"). The original amount of Note B was kr 1,132,000 Danish Krone (kr). Note B is secured by the subsidiary's real estate, with a 2.00% interest rate and 6.75 years left on the term. The balance on the note as of March 31, 2017 was $111,542. During the period ended March 31, 2017, the Company paid $11,714 in principal payments and $4,029 in interest payments.

The Company's debt obligations at March 31, 2017 and June 30, 2016 are:

	March 31,	June 30,
	2017	2016
Bank Loans	$123,899	$146,467
Borkwood Development Ltd	127,029	127,029
Total Debt	250,928	273,496

Less Current Portion of Debt	(150,302)	(150,887)

Long-Term portion of Debt	$100,626	$122,609

The Company has minimum yearly bank payments of $31,796 for 1.25 years, and $20,892 thereafter for another 5.5 years.

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

Series 2 Convertible Preferred Stock:

Each Series 2 preferred share is convertible into two shares of common stock at the option of the holder. Each Series 2 preferred share also includes one warrant to purchase two common shares for $5.00. The warrants are exercisable over a three-year period. In the event of the liquidation of the Company, holders of Series 2 preferred stock would be entitled to receive $5.00 per share, plus any unpaid dividends declared on the Series 2 preferred stock from the funds remaining after the Company's creditors, including directors, have been paid. There have been no dividends declared.  During November 1997, 172,000 shares of Series 2 preferred stock were converted into 344,000 shares of the Company's common stock. As of March 31, 2017, there were 5,000 shares issued, which are convertible into 2 common shares. There are no warrants outstanding that have been issued in connection with the preferred shares.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDING MARCH 31, 2017 COMPARED TO 2016:

Revenues: Revenues from operations for the three month period ending March 31, 2017 and March 31, 2016 were $8,806 and $9,104 respectively, and the revenues from operations for the nine month period ending March 31, 2017 and March 31, 2016 were $26,792 and $27,219 respectively. They were attributable to operations of the Company's wholly owned subsidiary Anton Nielsen Vojens.  The fluctuations were due to currency fluctuations, as the revenues were the same for both comparative periods.

Selling, general and administrative expenses: G&A expenses for the three month period ending March 31, 2017 and March 31, 2016 were $2,158 and $5,479 respectively and the G&A expenses for the nine month period ending March 31, 2017 and March 31, 2016 were $5,785 and $6,710 respectively. The expenses are attributable to ANV's operations, the Company's SEC compliance and the new engagement of independent auditors.

Interest expense: Interest expense for the three month period ending March 31, 2017 and March 31, 2016 was $1,551 and $2,046 respectively and the interest expense for the nine month period ending March 31, 2017 and March 31, 2016 was $5,027 and $6,378 respectively. The changes in interest expenses for 2017 are primarily due to the currency fluctuations and the reduction of debt.

Net income (loss) attributed to common stockholders: Net income (loss) attributed to common stockholders was $2,038 or $0.0009 per share for the three month period ending March 31, 2017 as compared to $1,304 or $0.0006 per share for March 31, 2016. Net income (loss) attributed to common stockholders was $(2,341) or $(0.0010) per share for the nine month period ending March 31, 2017 as compared to $7,713 or $0.0034 per share for March 31, 2016. The net income was attributable to the Company's subsidiary's operations and currency fluctuations.

Liquidity and capital resources:  At March 31, 2017 and June 30, 2016, the Company had cash and cash equivalents of $45,329 and $46,170 respectively. At March 31, 2017 and June 30, 2016, the Company had a working capital deficit of $223,612 and $208,433 respectively. The change in cash is primarily associated with currency fluctuations, and the decrease in the working capital deficit is primarily due to payment of debt and normal operations.

Net cash provided from (used for) operating activities for nine month period ending March 31, 2017 and March 31, 2016 was $2,116 and $(19,528), respectively. The net cash used by operating activities was primarily due to the operations of ANV and the payment of ANV taxes from 2015.

Net cash provided from (used for) financing activities for nine month period ending March 31, 2017 and March 31, 2016 was $(1,823) and $(2,748) respectively. Net cash provided from or used for financing activities for both periods is related to the company's borrowings from banks, officers and directors, and the repayment of debt.

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

ITEM 4. CONTROLS AND PROCEDURES:

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded as of March 31, 2017 that our disclosure controls and procedures were not effective at ensuring that the material information required to be disclosed in the Exchange Act reports is recorded, processed, summarized and reported as required in applicable SEC rules and forms.

During the nine month period ended March 31, 2017, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II

ITEM 1: LEGAL PROCEEDINGS:

None

 ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES:

None

ITEM 4. MINE SAFETY DISCLOSURES:

None

ITEM 5. OTHER INFORMATION:

None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K:

During the nine month period ending March 31, 2017, the Company filed the following report on Form 8-K.

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

Date: May 03, 2017

/s/ Robert E. Wolfe /s/

------------------------------------------
Robert E. Wolfe,

Chairman of the Board , Chief Executive Officer and Principal Financial Officer