Form 10-K
period 2017-06-30
ADVANCED OXYGEN TECHNOLOGIES INC
filed 2017-09-27
CIK 352991

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

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

Emerging Growth Company     ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Check one: Yes ☐ No ☒

For the year ended June 30, 2017, Issuer's revenues were $35,917

The aggregate market value of Common Stock at December 31, 2016 held by non-affiliates approximated $10,476, based upon the average bid and asked prices for a share of Common Stock on that date. For purposes of this calculation, persons owning 10% or more of the shares of Common Stock are assumed to be affiliates, although such persons are not necessarily affiliates for any other purpose. As of June 30, 2017, there were 2,292,945 issued shares and outstanding shares of the registrant's Common Stock, $0.01 par value.

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

PART I

ITEM 1- DESCRIPTION OF BUSINESS

GENERAL:

Advanced Oxygen Technologies, Inc. ("Advanced Oxygen Technologies", "AOXY", or the "Company") sole operations are derived from its wholly owned subsidiary Anton Nielsen Vojens, ApS ("ANV"). ANV is a Danish company that owns commercial real estate in Vojens, Denmark. ANV's revenues are derived solely from the lease revenue from its real estate. Circle K leases the facility from ANV. The lease expires in 2026.

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

PURCHASE OF ANTON NIELSEN VOJENS, ApS: STOCK ACQUISITION AGREEMENT OF FEBRUARY 3, 2006

Pursuant to a stock acquisition agreement on February 3, 2006 Advanced Oxygen Technologies, Inc. ("AOXY") purchased 100.00% of the stock of Anton Nielsen Vojens ApS ("ANV"), a Danish company from Borkwood Development Ltd. (a current shareholder of AOXY) for Six Hundred and Fifty Thousand US Dollars. The transaction was financed as follows:

1) AOXY executed a promissory note ("Note") for $650,000, payable to the sellers of ANV ("Sellers") payable and amortized monthly and carrying an interest at 5% per year. AOXY has the right to prepay the note at any time with a notice of 14 days. To secure the payment of principal and interest the Sellers will receive a perfect lien and security interest in the Shares in the company ANV until the note with accrued interest is paid in full and,

2) In the case that the Note has not been repaid within 12 months from the day of closing the Sellers have the right to convert the debt to common stock of Advanced Oxygen Technologies, Inc. in an amount of non diluted shares calculated on the conversion Date, equal to the lesser of : a) Six hundred and Fifty thousand (650,000) or the Purchase Price minus the principal payments made by the buyer, whichever is greater, divided by the previous ten day closing price of AOXY as quoted on the national exchange, or b) Fifteen million shares, whichever is lesser. The Sellers must demand such conversion with a notice of 1 month.

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

COMPANY OBJECTIVE AND MISSION:

The Company currently shares its location with a related company of the President of the Company. The Company owns 100% of a subsidiary, Anton Nielsen Vojens, ApS ("ANV"). ANV owns and leases commercial real estate to Circle K, a Danish company. The lease expires in 2026. Through this lease, the Company believes that the operations of ANV will continue to produce revenues.

The Company continues its efforts to raise capital to support operations and growth, and is actively searching acquisitions or mergers with another company that would complement the Company and increase its earnings potential.

COMPETITION:

The Company's subsidiary ANV revenues are currently derived from its lease revenues of its commercial real estate holding. With the global changes in the economies during the year ended June 30, 2017, the Company's direct competition would be other vacant commercial real estate entities. The Company believes that there are no identifiable direct competitors.

CUSTOMERS:

The Company's subsidiary ANV currently has one customer, Circle K Denmark A/S, formerly StatOil AS., Copenhagen Denmark.

EMPLOYEES:

As of June 30, 2017 the Company had a total of 1 employee.

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

WE ARE SUBJECT TO RISKS ASSOCIATED WITH FOREIGN CURRENCY

ANV is a Danish company with operations only in Denmark. During the year ended June 30, 2017 and 2016, foreign revenues accounted for 100% of our total revenue. As a result, we are subject to risks associated with generating revenue in multiple countries, including:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

There are none.

ITEM 2. DESCRIPTION OF PROPERTY

The assets of the Company consist of its wholly owned subsidiary, Anton Nielsen Vojens, ApS ("ANV") whose sole asset is commercial real estate in Vojens, Denmark. The commercial real estate is leased to Circle K Denmark, A/S, formerly StatOil, A/S until 2026. The property is land only and is a 750 square meter parcel currently used as a fuel station and is located at Ostergade 67, 6500 Vojens Denmark.

ITEM 3. LEGAL PROCEEDINGS

During the period ending June 30, 2017, the pending or threatened legal actions as follows:

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

Fiscal Year Ended June 30, 2017	High	Low
First Quarter	0.15	0.060
Second Quarter	0.011	0.011
Third Quarter	0.070	0.011
Fourth Quarter	0.92	0.013

Fiscal Year Ended June 30, 2016	High	Low
First Quarter	0.080	0.060
Second Quarter	0.011	0.050
Third Quarter	0.1229	0.070
Fourth Quarter	0.150	0.060

HOLDERS

At June 30, 2017 the company had 1,556 shareholders of record. At September 26, 2017, the closing bid price of the Company's Common Stock as reported by the National Quotation Bureau, Inc., was $0.10.

DIVIDENDS

We have not paid or declared any dividends on our common stock since our inception. Our Board of Directors does not expect to declare cash dividends on our common stock in the near future. We anticipate that we will retain our future earnings to finance the continuing development of our business.

RECENT SALES OF UNREGISTERED SECURITIES

During the year ended June 30, 2017, we had no issuances of unregistered securities.

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

Revenue recognition on the rental of real estate.

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

Net Earnings per Share:

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of June 30, 2017 and June 30, 2016 there were 10,000 and 10,000, respectively potential dilutive shares and because of the net loss, the effect of these potential common shares is anti-dilutive for June 30, 2017.

Cash and Cash Equivalents:

For purposes of the statement of cash flows, the Company considers all highly-liquid investments purchased with original maturities of three months or less to be cash equivalents.

The Company maintains its cash in bank deposit accounts which, at June 30, 2017 did not exceed federally insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on such amounts.

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

None.

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

RESULTS OF OPERATIONS 2017 COMPARED TO 2016

REVENUES. Revenues from operations were $35,917 in 2017 compared to $36,227 in 2016. The decrease was attributable to the currency fluctuations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. G&A expenses were $5,382 in 2017 compared to $4,503 in 2016. The expenses are attributable to ANV's normal operations and the Company's SEC compliance and the fluctuations are attributable to currency fluctuations and accounting costs.

AUDIT EXPENSES. The audit expenses were $14,023 in 2017 compared to $7,228 in 2016. The expenses were attributable to engaging new auditors in 2016.

INTEREST EXPENSE. Interest expense was $6,658 in 2017 compared to $8,273 in 2016. Interest expense for 2017 decreased due to currency fluctuations.

NET INCOME ATTRIBUTED TO COMMON STOCKHOLDERS. Net income (loss) attributed to common stockholders was $9 or $0.0000 per share for 2017 as compared to $11,021 or $0.0048 per share for 2016 and mainly attributable to the engagement of new auditors.

LIQUIDITY AND CAPITAL RESOURCES. As of June 30, 2017 the Company had $50,331 of cash and cash equivalents and working capital deficit of $230,605 compared to June 30, 2016 the Company had $46,170 of cash and cash equivalents and working capital deficit of $208,433. The change in cash is primarily due to the ANV'S payment of debt and normal operations. The decrease in the working capital is primarily related to the operations of ANV.

Net cash used by operating activities for 2017 and 2016 was $10,092 and $(11,756) respectively.

Net cash provided from (used for) financing activities for 2017 and 2016 was $(7,914) and $(7,699) respectively. Net cash provided from or used for financing activities for both periods is related to the company's borrowings from banks, officers and directors, and the repayment of debt.

OFF BALANCE SHEET ARRANGEMENTS

We do not currently have any off balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE MARKET DISCLOSURES ABOUT RISK

Not required.

ITEM 8. AUDITED FINANCIAL STATEMENTS

See the consolidated financial statements on Exhibit F for the period ending June 30, 2017 and June30, 2016.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of June 30, 2017.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Set forth below is information regarding the Company's directors and executive officers, including information furnished by them as to their principal occupations for the last five years, other directorships held by them and their ages as of June 30, 2017. All directors are elected for one-year terms, which expire as of the date of the Company's annual meeting.

Name	Age	Position	Director Since:
Robert E. Wolfe	54	Chairman of the Board, CEO, and CFO	1997
Lawrence Donofrio	66	Director	2003

Robert Wolfe has been the Chairman and CEO for Advanced Oxygen Technologies Inc. since 1997. Concurrently he has been the President and CEO of Crossfield, Inc. and Crossfield Investments, llc, both corporate consulting companies. On July 11, 2017 Dandrit Biotech USA, Inc. appointed Robert Wolfe as the CFO and January 1, 2014 to April 28, 2015, Mr. Wolfe was CFO and Director respectively of Dandrit Biotech USA, Inc., a company that engages in the research and development, manufacturing and clinical trials of pharmaceutical and biological products for the human treatment of cancer using the dendritic cell technology. From 1992-1993 he was Vice President and partner for CFI, NY Ltd. A Subsidiary of Corporate Financial Investments, PLC, London. , effective immediately.

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

Audit Committee Financial Expert

As of June 30, 2017, we do not have an audit committee financial expert, as that term is defined in Item 407(d)(5) of Regulation S-B, because at this time our current level of operations and the cost of retaining such a financial expert are prohibitive. The Board of Directors as a whole fulfilled the duties normally assigned to an audit committee.

Code of Ethics

As of June 30, 2017, we have a code of ethics that applies to our Principal Executive Officer and Principal Financial and Accounting Officer(s) and to all of our staff. While we are a small company we believe that our code of ethics directs the Company to practice its business in an ethical way.

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

ITEM 11. EXECUTIVE COMPENSATION

Robert Wolfe, Chairman and CEO has waived his $350,000 annual salary for the year ending June 30, 2017. No officer or director received any compensation from the Company during the last fiscal year. The Company paid no bonuses in the last three fiscal years ended June 30, 2017 to officers or other employees.

The following table sets forth the total compensation paid or accrued to its Chief Executive Officer and Chief Financial Officer, Robert E. Wolfe during the fiscal year ending June 30, 2017. There were no other corporate officers in any of the last three fiscal years.

EXECUTIVE COMPENSATION

Name	Yr.	Salary	Bonus	Other Compensation	Restricted Awards	LTIP Awards	Other

Robert E. Wolfe	2017	0	0	0	0	0	0

EMPLOYMENT AGREEMENTS

We do not currently have any oral or written employment contracts, severance or change-in-control agreements with any of our executive officers.

OPTION GRANTS DURING 1999; VALUE OF OPTIONS AT YEAR-END

The following tables set forth certain information covering the grant of options to the Company's Chief Executive Officer and Chief Financial Officer, Robert E. Wolfe during the fiscal year ended June 30, 2017 and unexercised options held as of that date. Mr. Wolfe did not exercise any options during fiscal 2017.

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

Issuable Shares

As of September 20, 1995, approximately 374,000 shares of Common Stock had been issued upon the exercise of options granted under the Option Plans, no shares of Common Stock were subject to outstanding options under the Options Plans and 626,000 shares of Common Stock were available for issuance under future option grants. From July 1, 1991 to September 20, 1995, options were granted at exercise prices ranging from $1.22 to $8.15 per share. The exercise price of each option was equal to 85% of the closing bid price of Company's Common Stock as reported on the NASDAQ Over the Counter Bulletin Board Exchange. Due to employee terminations, all options became void in August 1995. As of September 30, 2001, 1,000,000 shares of Common Stock were available for issuance under future option grants and were still available at June 30, 2017.

Board of Directors Compensation

As of June 30, 2017 the directors did not receive any compensation for serving as members of the Board.

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

During the fiscal year ended June 30, 2017, no options were granted to non-employee Board members.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of June 30, 2017, by (i) all those known by the Company to be beneficial owners of more than 5% of its Common Stock; (ii) all directors; and (iii) all officers and directors of the Company as a group.

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

Director Independence

During the year ended June 30, 2017, Robert Wolfe and Lawrence Donofrio served as our directors and only Mr. Donofrio is an independent director as he has no ownership, employment, or business interaction with the Company. We are currently traded on the Over-the-Counter Bulletin Board system and specifically the OTCQB. The OTCQB does not require that a majority of the Board be independent.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company's auditors for the period ending June 30, 2017 was Sadler Gibb & Associates, LLC, 22455 East Parleys Way, Suite 320, Salt Lake City, UT 84109, tel)(901)783-2950. The Company's auditors for the periods ending June 30, 2015, June 30, 2014, June 30, 2013 and June 30, 2012 was CHR. Mortensen Revisionsfirma. The Company's wholly owned subsidiary's local Danish accountant is IN-REVISION STATSAUTORISEREDE REVISORER A/S, Gersonsvej 7, 2900 Hellerup. The local auditors, IN-REVISION have performed work for ANV that included tax work and Danish Standards auditing work on ANV's yearly balance sheet and the profit/loss statement for the Danish Tax Authority and the Danish Ministry of Commerce. We have paid or expect to pay the following fees to Sadler Gibb & Associates and CHR. Mortensen Revisionsfirma for work performed for the fiscal years ending Junes 30, 2017, and June 30, 2016, attributable to the audits of financial statements and Internal Control over Financial Reporting for the same periods:

Year ending June 30,	2017	2016
Audit-Related Fees	$14,023	$5,739
Tax and consulting Fees	$-	$1,489
Other fees	-	-

The aggregate fees billed include amounts for an interim review of Form 10Q, review of SEC correspondence, the audit of the consolidated financial statements for 2017, and the Internal Control over Financial Reporting.

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

The board has reviewed the fees paid to Sadler Gibb & Associates LLC and CHR. The board has also adopted policies and procedures to approve audit and non-audit services provided in the fiscal year 2017 by Sadler Gibb & Associates LLC and CHR. These policies and procedures involve annual pre-approval by the board of the types of services to be provided by our independent auditor and fee limits for each type of service on both a per-engagement and aggregate level. The board may additionally ratify certain de minimis services provided by the independent auditor without prior board approval, as permitted by the Sarbanes-Oxley Act and rules of the SEC promulgated thereunder.

PART IV

ITEM 15: EXHIBITS AND REPORTS ON FORMS 8K,

Reports filed on Form 8-K for the year ending June 30, 2017:

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

Reports Filed on Form 8-K

A Report on Form 8-K was filed on May 5, 2017, stating that On May 1, 2017 the Company has appointed Worldwide Stock Transfer, LLC, One University Plaza, Suite 505, Hackensack, NJ, 07601, tel)(201)820-2008 to act as the transfer agent and registrar of the Company securities.

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

Date: September 27, 2017

By (Signature and Title):

/s/ Robert E. Wolfe
Robert E. Wolfe, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 27, 2017

By (Signature and title):

/s/ Lawrence Donofrio

Lawrence Donofrio, Director

EXHIBIT F

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and shareholders of

Advanced Oxygen Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Advanced Oxygen Technologies, Inc. as of June 30, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two year period ended June 30, 2017. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced Oxygen Technologies, Inc. as of June 30, 2017, and the results of its operations and its cash flows for each of the years in the two year period ended June 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

September 27, 2017

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS

	As of June 30,
	2017	2016
ASSETS

CURRENT ASSETS
Cash	$50,331	$46,170
Property Tax Receivable	1,221	1,173
Total Current Assets	51,552	47,343

FIXED ASSETS
Land and buildings	619,592	595,280
TOTAL ASSETS	$671,144	$642,623

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$1,405	$2,599
Taxes Payable	30,389	24,028
Note Payable, Current Portion	153,638	150,887
Advances From a Related Party	96,725	78,262
Total current liabilities	282,157	255,776

Notes Payable	98,760	122,609

Total Long Term Liabilities	98,760	122,609

Total Liabilities	380,917	378,385

STOCKHOLDERS' EQUITY-
Convertible preferred stock, Series 2, par value $0.01; authorized 10,000,000 shares; issued and outstanding 5,000 At June 30, 2017 and June 30, 2016	50	50

Convertible preferred stock, Series 3, par value $0.01; authorized, 1,670,000 shares issued and outstanding	-	-

Convertible preferred stock, Series 5; no par value, 1 share authorized, 0 shares issued and outstanding, respectively.	-	-

Common stock, par value $0.01; At June 30, 2017 and June 30, 2016, authorized 60,000,000 shares; issued and outstanding 2,292,945 shares.	22,929	22,929

Additional paid-in capital	20,953,991	20,953,991

Other Comprehensive Income	53,065	27,085

Accumulated deficit	(20,739,808)	(20,739,817)

TOTAL STOCKHOLDERS EQUITY	290,227	264,238
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$671,144	$642,623

See accompanying notes to the consolidated financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENT OF OPERATIONS

	For the Years ended June 30,
	2017	2016
Revenues

Real Estate Rentals	$35,917	$36,227

Total Revenues	$35,917	$36,227

Costs and Expenses
General & Administrative	5,382	4,503
Professional expenses	14,023	5,739
Transfer Agent Expense	1,278	2,100
Total Operating Expenses	20,683	12,342

Income from operations before other income (expenses)	15,234	23,885
Other income (expenses)
Interest Expense	6,658	8,273
Income before Income Taxes	8,576	15,612

Income Taxes Benefit (Expense)	8,567	(4,591)

NET INCOME	$9	$11,021

Weighted average number of common shares outstanding	2,292,945	2,292,945

Basic Net Income per Share	$0.0000	$0.0048
Dilutive Net Income per Share	$0.0000	$0.0048

COMPREHENSIVE INCOME
Other Income (Loss)
Translation Adjustments	$25,980	(7,729)
Total Comprehensive Income	$25,989	$3,292

 See accompanying notes to financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock
	Convertible Series 2, par value $0.01, $25,000 liquidating Preference		Common Stock		Additional Paid In Capital	Accumulated Deficit	Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2015	5,000	50	2,292,945	22,929	20,953,991	(20,750,838)	34,814	260,946
Net Income (Loss)						11,021		11,021
Foreign Currency Translation Adjustment							(7,729)	(7,729)

Balance at June 30, 2016	5,000	50	2,292,945	22,929	20,953,991	(20,739,817)	27,085	264,238
Net Income (Loss)						(9)
Foreign Currency Translation Adjustment							25,980

Balance at June 30, 2017	5,000	50	2,292,945	22,929	20,953,991	(20,739,808)	53,065	290,227

 See accompanying notes to financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2017	2016
Cash flows from operating activities
Net income	$9	11,021
Adjustments to reconcile net income to net cash

Changes in operating assets and liabilities
Accounts payable	(1,194)	(164)
Taxes payable	11,277	(22,637)

Net cash provided by (used in) operating activities	10,092	(11,756)

Cash flow from financing activities:
Proceeds from:
Advances from a related party	17,943	17,264
Long Term Debt	-	-
Proceeds used for:
Long Term Debt	(25,857)	(24,963)

Net cash provided by financing activities	(7,914)	(7,699)

Change due to FX Translation	1,983	(2,635)
NET DECREASE IN CASH	4,161	(22,090)

Cash at beginning of year	$46,170	$68,260
Cash at end of year	$50,331	$46,170
Non Cash Investing and Financing Activities
Cash paid for Interest	6,658	7,955

See accompanying notes to financial statements.

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS:

Organization:

Advanced Oxygen Technologies Inc., incorporated in Delaware in 1981 under the name Aquanautics Corporation and was, from 1985 until May 1995, a startup stage specialty materials company producing new oxygen control technologies. From May of 1995 through December of 1997 the Company had minimal operations and was seeking funding for operations and companies to which it could merge or acquire. In March of 1998 the Company began operations again in California. From 1998 through 2000, the business produced and sold CD- ROMS for conference events, advertisement sales on the CD’s, database management and event marketing all associated with conference events. From 2000 through March of 2003, the business consisted solely of database management. From 2003 through April 2005, the business operations were derived totally from the Company’s wholly owned business, IP Service, ApS, a Danish IP security vulnerability company (“IP Service”). Since then, business operations have been solely derived from real estate rentals in Denmark through its wholly owned subsidiary.

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

Net Earnings per Share:

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of June 30, 2017 and June 30, 2016 there were 10,000 and 10,000, respectively potential dilutive shares and because of the net loss, the effect of these potential common shares is anti-dilutive for June 30, 2017.

Cash and Cash Equivalents:

For purposes of the statement of cash flows, the Company considers all highly-liquid investments purchased with original maturities of three months or less to be cash equivalents.

The Company maintains its cash in bank deposit accounts which, at June 30, 2017 did not exceed federally insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on such amounts.

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

NOTE 3 - MAJOR CUSTOMER:

The Company's subsidiary, Anton Nielsen Vojens, ApS has sales to one customer who is a non related party. For the period ending June 30, 2017 and June 30, 2016 the major customer concentrations were as follows:

	Percent of Sales for the Period ending June 30,
Customer	2017	2016
Circle K Denmark A/S, Formerly Statoil A/S	100%	100%
	-	-

Total Sales from Major Customers	100%	100%

NOTE 4 - LAND AND BUILDINGS:

The Land owned by the Company's wholly owned subsidiary constitutes the largest asset of the Company. During the period ending June 30, 2017 the Company recorded an increase in the carrying value of the Land of $24,312, due to the currency translation difference. The carrying value of the Land of the Company was as follows:

	Carrying Value of Land at June 30,
	2017	2016

US Dollars	$619,592	$595,280

NOTE 5 - RELATED PARTY TRANSACTIONS:

Crossfields, Inc., a company that the CEO, Robert Wolfe is an officer and director, has made advances to the Company which are not collateralized, non-interest bearing, and payable upon demand, however, the Company did not expect to make payment within one year. During the years ended of June 30, 2017 and June 30, 2016 the Company had a balance of $96,725 and was advanced $18,463 and a balance of $78,262 and was advanced $17,264 respectively, from the CEO to meet expenses. The balances were not collateralized, were non-interest bearing and were payable on demand.

NOTE 6 - NOTES PAYABLE:

The Company issued a promissory note ("Note") for $650,000, payable to the Borkwood Development Ltd, a previous shareholder of the Company ("Seller"), payable and amortized monthly and carrying an interest at 5% per year. The Company has the right to prepay the note at any time with a notice of 14 days. To secure the payment of principal and interest the Sellers will receive a perfect lien and security interest in the Shares in the company ANV until the note with accrued interest is paid in full., and, 2) In the case that the Note has not been repaid within 12 months from the day of closing the Sellers have the right to convert the debt to common stock of Advanced Oxygen Technologies, Inc. in an amount of non-diluted shares calculated on the conversion Date, equal to the lesser of : a) Six hundred and Fifty thousand (650,000) or the Purchase Price minus the principal payments made by the buyer, whichever is greater, divided by the previous ten day closing price of AOXY as quoted on the national exchange, or b) Fifteen million shares, whichever is lesser. The Note has been extended until July 1, 2018 and interest waived through the period ending June 30, 2017.

The Company has a note payable with a bank. The original amount of the note was kr 800,000 Danish Krone (kr) ("Note A"). The note is secured by the revenues of the lease with Circle K Denmark A/S. formerly Statoil A/S, with a 7.00% interest rate and 1 year left on the term. The balance on the note as of June 30, 2017 was $10,555. The Company made principal payments of $10,373 and interest payments of $1,163. The value of the note reflect the currency adjustments. The paragraph below summarizes the company’s commitments going forward.

The Company has a note payable with a bank ("Note B"). The original amount of Note B was kr 1,132,000 Danish Krone (kr). Note B is secured by the subsidiary's real estate, with a 2.00% interest rate and 6.5 years left on the term. The balance on the note as of June 30, 2017 was $114,814. During the period ended June 30, 2017, the Company paid $16,707, in principal payments and $5,454 in interest.

The Company’s commitments and contingencies are $153,638 for 2018 and $22,161 for the years 2019 through 2025 with a total of $252,398. The amounts stated reflect the Company's commitments in the currencies that those commitments were made and the amounts are an estimate of what the US dollar amount would be if the currency rates did not change going forward.

NOTE 7 - INCOME TAXES:

As of June 30, 2017, the Company had federal and state net operating loss carryforwards of approximately $7,258,933 of which approximately $1,160,000 may be utilized to offset future taxable income. Section 382 of the Internal Revenue Code imposes substantial restrictions on the utilization of net operating loss and tax credit carryforwards when a change in ownership occurs. No deferred tax debits have been recorded because it is considered unlikely that they will be realized. The loss carryforwards will expire during the fiscal years ended June 30 as follows:

Year	Amount
2018	236,000
2019	548,000
2020	351,000
2021	29,000
Total	$1,164,000

The overall effective tax rate differs from the federal statutory tax rate of 35% due to operating losses and other deferred assets not providing benefit for income tax purposes.

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the Company’s effective rate is as follows at June 30, 2016 and 2017:

	2017	2016
United States Statutory Income tax Rate	35%	35%
Decrease in rate on income subject to Danish income tax rates	13%	12%
Decrease in rate resulting from Non-Deductible expenses	-	-

Income Tax Expense	22%	23%

The components of income tax expense (benefit) from continuing operations for the years ended June 30, 2017 and 2016 consisted of the following:

Current Tax Expense	2017	2016
Danish Income Tax Expense (Benefit)	$(8,567)	$4,591
Federal US Income Tax Expense (Benefit)
Current		-
Deferred	-	-
Total Income Tax Expense	$(8,567)	$4,591

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

Series 2 Convertible Preferred Stock:

Each Series 2 preferred share is convertible into two shares of common stock at the option of the holder. Each Series 2 preferred share also includes one warrant to purchase two common shares for $5.00. The warrants are exercisable over a three-year period. In the event of the liquidation of the Company, holders of Series 2 preferred stock would be entitled to receive $5.00 per share, plus any unpaid dividends declared on the Series 2 preferred stock from the funds remaining after the Company's creditors, including directors, have been paid. There have been no dividends declared. During November 1997, 172,000 shares of Series 2 preferred stock were converted into 344,000 shares of the Company's common stock. As of June 30, 2017, there are 5,000 shares issued, which are convertible into 2 common shares. There are no warrants outstanding that have been issued in connection with these preferred shares.

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

Series 5 Convertible Preferred Stock:

The shares are collectively convertible to common stock of the Company on March 5, 2004, in an amount equal to the greater of a) 290,000 shares divided by the ten day closing price, prior to the date of acquisition of IPS, of the Company's common stock as quoted on the national exchange and not to exceed twenty million shares, or b) six million shares.

NOTE 9 - SUBSEQUENT EVENTS:

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report. There are no material subsequent events to report.

