Form 10-Q
period 2017-09-30
ADVANCED OXYGEN TECHNOLOGIES INC
filed 2017-10-30
CIK 352991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017
Or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: As of October 30, 2017, there were 2,292,945 issued and outstanding shares of the registrant's Common Stock, $.01 par value.

Documents incorporated by reference: None.

ADVANCED OXYGEN TECHNOLOGIES, INC.

 Table of Contents

INDEX
PART I
Item I: Financial Statements (unaudited)	Page
Consolidated Balance Sheet as of September 30, 2017 (unaudited) and June 30, 2017	1
Unaudited Consolidated Statement of Operations and Other Comprehensive Income (Loss) for the three months ended September 30, 2017 and September 30, 2016	3
Unaudited Consolidated Statement of Cash Flow for the three months ended September 30, 2017 and September 30, 2016	4
Notes to the Consolidated Financial Statements	5
6
Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3: Quantitative and Qualitative Disclosures about Market Risk	16
Item 4: Controls and Procedures	16
PART II
Item 1: Legal Proceedings	18
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3: Defaults Upon Senior Securities	18
Item 4: Mine Safety Disclosures	18
Item 5: Other Information	18
Item 6. Exhibits and Reports on Form 8-K	18
Signature	19
EXHIBIT 31.1, 31.2 Certifications of Officers	EX 31
EXHIBIT 32.1, 32.2 Certifications of Officers	EX 32
EXHIBIT 101.INS XBRL Instance	EX 101.INS
EXHIBIT 101.SCH XBRL Taxonomy Extension Schema Document	EX 101.SCH
EXHIBIT 101.CAL XBRL Taxonomy Extension Calculation Document	EX 101.CAL
EXHIBIT 101.DEF XBRL Taxonomy Extension Definition Document	EX 101.DEF
EXHIBIT 101.LAB XBRL Taxonomy Extension Labels Document	EX 101.LAB
EXHIBIT 101.PRE XBRL Taxonomy Extension Presentation Document	EX 101.PRE

PART 1: FINANCIAL INFORMATION

   Item I: Consolidated Financial Statements for the three months ending September 30, 2017 (unaudited).

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED BALANCE SHEETS

	As of September 30, 2017 (unaudited)	As of June 30, 2017
ASSETS

CURRENT ASSETS
Cash	$46,107	$50,331
Property Tax Receivable	1,263	1,221
Total Current Assets	47,370	51,552

FIXED ASSETS
Land and buildings	640,868	619,592
TOTAL ASSETS	$688,238	$671,144

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$1,250	$1,405
Taxes Payable	30,733	30,389
Note Payable, Current Portion	151,830	153,638
Advances From a Related Party	102,278	96,725
Total current liabilities	286,091	282,157

Notes Payable	97,776	98,760

Total Long Term Liabilities	97,776	98,760

Total Liabilities	383,867	380,917

STOCKHOLDERS' EQUITY-
Convertible preferred stock, Series 2, par value $0.01; authorized 10,000,000 shares; issued and outstanding 5,000 At September 30, 2017 and June 30, 2017	50	50

Convertible preferred stock, Series 3, par value $0.01; authorized, 1,670,000 shares issued and outstanding	-	-

Convertible preferred stock, Series 5; no par value, 1 share authorized, 0 shares issued and outstanding, respectively.	-	-

Common stock, par value $0.01; At September 30, 2017 and June 30, 2017, authorized 60,000,000 shares; issued and outstanding 2,292,945 shares.	22,929	22,929

Additional paid-in capital	20,953,991	20,953,991

Other Comprehensive Income	70,331	53,065

Accumulated deficit	(20,742,930)	(20,739,808)

TOTAL STOCKHOLDERS EQUITY	304,371	290,227
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$688,238	$671,144

See accompanying notes to condensed Consolidated Financial Statements.

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	For the three months ended September 30,
	2017	2016
Revenues

Real Estate Rentals	$9,704	$9,149

Total Revenues	$9,704	$9,149

Costs and Expenses
General & Administrative	1,234	2,062
Professional expenses	7,500	4,000
Transfer Agent Expense	750	-
Total Operating Expenses	9,484	6,062

Income (Loss) from operations before other income (expenses)	220	3,087
Other income (expenses)
Interest Expense	(1,690)	(1,010)
Income before Income Taxes	(1,470)	2,077

Income Taxes Benefit (Expense)	(1,652)	(164)

NET INCOME(LOSS)	$(3,122)	$1,913

Basic average weighted number of common shares outstanding	2,292,945	2,292,945
Diluted average weighted number of common shares	2,292,945	2,302,945
Basic Net Income per Share	$(0.0014)	$0.0008
Dilutive Net Income per Share	$(0.0014)	$0.0008

COMPREHENSIVE INCOME
Other Income (Loss)
Translation Adjustments	$17,266	17,219
Total Comprehensive Income	$14,144	$19,132

See accompanying notes to condensed Consolidated Financial Statements.

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net income	$(3,122)	$1,913
Adjustments to reconcile net income to net cash
Expenses paid for on behalf of the Company	9,155	-
Changes in operating assets and liabilities
Accounts payable	(155)	2,024
Taxes payable	(695)	(514)

Net cash provided by (used in) operating activities	5,183	3,423

Cash flow from financing activities:
Proceeds from:
Borrowing from officer-director		2,000

Proceeds used for:
Long Term Debt	(11,100)	(7,377)
Net cash provided by financing activities	(11,100)	(5,377)

Change due to FX Translation	1,693	1,126

Net Decrease in Cash	(4,224)	(828)

Cash at beginning of the period	$50,331	$46,170
Cash at end of period	$46,107	$45,342

Non Cash Investing and Financing Activities
Cash paid for Interest	1,690	1,010

See accompanying notes to condensed Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SEPTEMBER 30, 217

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

The results of operations for the three months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ending June 30, 2018. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the years ended June 30, 2017 and 2016 included in Form 10-K filed with the SEC.

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

Net Earnings per Share:

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of September 30, 2017 and September 30, 2016 there were 10,000 and 10,000 potential dilutive shares that need to be considered as common share equivalents and because of the net loss, the effect of these potential common shares is anti-dilutive for September 30, 2017.

Cash and Cash Equivalents:

For purposes of the statement of cash flows, the Company considers all highly-liquid investments purchased with original maturities of three months or less to be cash equivalents.

The Company maintains its cash in bank deposit accounts which, at September 30, 2017 did not exceed federally insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on such amounts.

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

Recently Issued Accounting Standards:

In September 2017, FASB issued ASU No. 2017-01 – Business Combinations (Topic 805): Clarifying the Definition of a Business. The issuance is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, and consolidation. It is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. We do not expect that the adoption of ASU 2017-02 will have any impact on our consolidated financial statements.

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 completes the joint effort by the FASB and International Accounting Standards Board (IASB) to improve financial reporting by creating common revenue recognition guidance for GAAP and International Financial Reporting Standards (IFRS). Subsequently, the FASB has issued several additional ASUs to clarify the implementation. The new revenue standard applies to all companies that enter into contracts with customers to transfer goods or services and is effective for public entities for interim and annual reporting periods beginning after December 15, 2017. We will adopt the new revenue standard effective January 1, 2018. Entities have the choice to apply the new revenue standard either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying the new revenue standard at the date of initial application and not adjusting comparative information. We expect to adopt the new revenue standard using the cumulative effect transition method.

In May 2017, the FASB issued ASU 2017-09, "Stock Compensation (Topic 718): Scope of Modification Accounting." ASU 2017-09 provides clarity and reduces complexity in applying the guidance in Topic 718 to a change to the terms or conditions of a share-based payment award. The new standard will be effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company is in the process of evaluating the impact of this new guidance.

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

 NOTE 3 - MAJOR CUSTOMER:

The Company's subsidiary, Anton Nielsen Vojens, ApS has sales to major customers who were non related parties. For the period ending September 30, 2017, and September 30, 2016 the major customer concentrations were as follows:

	Percent of Sales for the Period ending September 30,
Customer	2017	2016
Circle K Denmark A/S, Formerly Statoil A/S	100%	100%
-	-	-

Total Sales from Major Customers	100%	100%

NOTE 4 - LAND AND BUILDINGS :

The Land owned by the Company's wholly owned subsidiary constitutes the largest asset of the Company. During the 3 month period ending September 30, 2017 the Company recorded an increase in the carrying value of the Land of $21,276 due to the currency translation difference. The carrying value of the Land of the Company was as follows:

	Carrying Value of Land at
	September 30, 2017	June 30, 2017

US Dollars	$640,868	$619,592

NOTE 5 - RELATED PARTY TRANSACTIONS:

Advances payable to Crossfields, Inc., a company that the CEO, Robert Wolfe is an officer and director, which are not collateralized, non-interest bearing, and payable upon demand, however, the Company did not expect to make payment within one year. During the three month period ended September 30, 2017 had a balance of $102,278 and the CEO paid $9,155 of Company expenses and was repaid $4,057 for a net advance to the Company of $5,553. During the three month period ended September 30, 2016 the Company and $80,563 and was advanced $2,000 to meet expenses.

NOTE 6 - NOTES PAYABLE:

The Company issued a promissory note ("Note") for $650,000, payable to the Borkwood Development Ltd, a previous shareholder of the Company ("Seller"), payable and amortized monthly and carrying an interest at 5% per year. The Company has the right to prepay the note at any time with a notice of 14 days. To secure the payment of principal and interest the Sellers will receive a perfect lien and security interest in the Shares in the company ANV until the note with accrued interest is paid in full., and, 2) In the case that the Note has not been repaid within 12 months from the day of closing the Sellers have the right to convert the debt to common stock of Advanced Oxygen Technologies, Inc. in an amount of non diluted shares calculated on the conversion Date, equal to the lesser of : a) Six hundred and Fifty thousand (650,000) or the Purchase Price minus the principal payments made by the buyer, whichever is greater, divided by the previous ten day closing price of AOXY as quoted on the national exchange, or b) Fifteen million shares, whichever is lesser. The Note has been extended until July 1, 2018 and interest waived through the period ending July 1, 2018. The balance on the note as of September 30, 2017 and June 30, 2017 was $127,029.

The Company has a note payable with a bank. The original amount of the note was kr 800,000 Danish Krone (kr) ("Note A"). The note is secured by the revenues of the lease with Circle K Denmark A/S, formerly Statoil, with a 7.00% interest rate and 0.75 years left on the term. The balance on the note as of September 30, 2017 was $8,196. The Company made principal payments of $2,721 and interest payments of $286. The value of the note reflect the currency adjustments. The table below summarizes the company's commitments going forward.

The Company has a note payable with a bank ("Note B"). The original amount of Note B was kr 1,132,000 Danish Krone (kr). Note B is secured by the subsidiary's real estate, with a 2.00% interest rate and 6.25 years left on the term. The balance on the note as of September 30, 2017 was $123,131. During the period ended September 30, 2017, the Company paid $4,374 in principal payments and $1,404 in interest. The table below summarizes the company's commitments going forward.

The Company's commitments and contingencies are $151,830 for 2018 and $22,161 for the years 2019 through 2025 with a total of $249,606. The amounts stated reflect the Company's commitments in the currencies that those commitments were made and the amounts are an estimate of what the US dollar amount would be if the currency rates did not change going forward.

The Company has minimum yearly bank payments of $24,802 for 0.75 years, and $16,606 thereafter for another 5.5 years.

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

Series 2 Convertible Preferred Stock:

Each Series 2 preferred share is convertible into two shares of common stock at the option of the holder. Each Series 2 preferred share also includes one warrant to purchase two common shares for $5.00. The warrants are exercisable over a three-year period. In the event of the liquidation of the Company, holders of Series 2 preferred stock would be entitled to receive $5.00 per share, plus any unpaid dividends declared on the Series 2 preferred stock from the funds remaining after the Company's creditors, including directors, have been paid. There have been no dividends declared.  During November 1997, 172,000 shares of Series 2 preferred stock were converted into 344,000 shares of the Company's common stock. As of September 30, 2017, there were 5,000 shares issued, which are convertible into 2 common shares. There are no warrants outstanding that have been issued in connection with the preferred shares.

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

NOTE 8 - SUBSEQUENT EVENTS:

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report. There are no material subsequent events to report.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDING SEPTEMBER 30, 2017 COMPARED TO 2016:

Revenues: Revenues from operations for the three month period ending September 30, 2017 and September 30, 2016 were $9,704 and $9,149 respectively. They were attributable to operations of the Company's wholly owned subsidiary Anton Nielsen Vojens. The fluctuation was due to currency fluctuations.

Selling, general and administrative expenses: G&A expenses for the three month period ending September 30, 2017 and September 30, 2016 were $1,234 and $2,062 respectively. The expenses are attributable to ANV's operations.

Interest expense: Interest expense for the three month period ending September 30, 2017 and September 30, 2016 was $1,690 and $1,010 respectively. Interest expenses for 2016 are lower primarily due to the currency fluctuations and the reduction of debt.

Net income (loss) attributed to common stockholders: Net income (loss) attributed to common stockholders was $(3,122) or $(0.0014) per share for the three month period ending September 30, 2017 as compared to $1,913 or $0.0008 per share for September 30, 2016 and mainly attributable to the Company's auditors and currency fluctuations.

Liquidity and capital resources:  At September 30, 2017 and June 30, 2017, the Company had cash and cash equivalents of $46,107 and $50,331 respectively. At September 30, 2017 and June 30, 2017, the Company had a working capital deficit of $238,721 and $230,605 respectively. The change in cash is primarily associated with currency fluctuations, and the decrease in the working capital deficit is primarily due to payment of debt and normal operations.

Net cash provided from (used for) operating activities for three month period ending September 30, 2017 and September 30, 2016 was $5,183 and $3,423, respectively. The net cash used by operating activities was primarily due to the operations of ANV, the payment of ANV taxes and expenses paid for on behalf of a related party.

Net cash provided from (used for) financing activities for three months period ending September 30, 2017 and September 30, 2016 was $(11,100) and $(5,377) respectively. Net cash provided from or used for financing activities for both periods is related to the company's borrowings from banks, officers and directors, and the repayment of debt.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded as of September 30, 2017 that our disclosure controls and procedures were not effective at ensuring that the material information required to be disclosed in the Exchange Act reports is recorded, processed, summarized and reported as required in applicable SEC rules and forms.

During the three month period ended September 30, 2017, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II

ITEM 1: LEGAL PROCEEDINGS

During the period ending September 30, 2017, there were pending or threatened legal actions as follows: None

 ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

During the 3 month period ending September 30, 2017, the Company filed no reports on Form 8-K.

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

Date: October 30, 2017

/s/ Robert E. Wolfe /s/
------------------------------------------
Robert E. Wolfe, Chairman of the Board and
Chief Executive Officer and Principal
Financial Officer