Form 10-Q
period 2018-03-31
ADVANCED OXYGEN TECHNOLOGIES INC
filed 2018-05-08
CIK 352991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018
Or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: As of May 8, 2018, there were 2,292,945 issued and outstanding shares of the registrant's Common Stock, $.01 par value.

Documents incorporated by reference: None.

ADVANCED OXYGEN TECHNOLOGIES, INC.

 Table of Contents

INDEX
PART I
Item I: Financial Statements (unaudited)	Page
Condensed Consolidated Balance Sheet as of March 31, 2018 (unaudited) and June 30, 2017	1
Condensed Consolidated Statement of Operations and Other Comprehensive Income (Loss) for the three months and nine months ended March 31, 2018 and March 31, 2017 (unaudited)	3
Condensed Consolidated Statement of Cash Flow for the nine months ended March 31, 2018 and March 31, 2017 (unaudited)	4
Notes to the Condensed Consolidated Financial Statements	5
6
Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3: Quantitative and Qualitative Disclosures about Market Risk	16
Item 4: Controls and Procedures	16
PART II
Item 1: Legal Proceedings	18
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3: Defaults Upon Senior Securities	18
Item 4: Mine Safety Disclosures	18
Item 5: Other Information	18
Item 6. Exhibits and Reports on Form 8-K	18
Signature	19
EXHIBIT 31.1, 31.2 Certifications of Officers	EX 31
EXHIBIT 32.1, 32.2 Certifications of Officers	EX 32
EXHIBIT 101.INS XBRL Instance	EX 101.INS
EXHIBIT 101.SCH XBRL Taxonomy Extension Schema Document	EX 101.SCH
EXHIBIT 101.CAL XBRL Taxonomy Extension Calculation Document	EX 101.CAL
EXHIBIT 101.DEF XBRL Taxonomy Extension Definition Document	EX 101.DEF
EXHIBIT 101.LAB XBRL Taxonomy Extension Labels Document	EX 101.LAB
EXHIBIT 101.PRE XBRL Taxonomy Extension Presentation Document	EX 101.PRE

PART 1: FINANCIAL INFORMATION

   Item I: Condensed Consolidated Financial Statements for the nine months ending March 31, 2018 (unaudited).

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018	June 30, 2017
ASSETS	(unaudited)

CURRENT ASSETS
Cash	$52,598	$50,331
Prepaid expenses	525	-
Property tax receivable	1,324	1,221
Total current assets	54,447	51,552

FIXED ASSETS
Land	671,684	619,592
TOTAL ASSETS	$726,131	$671,144

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$224	$1,405
Taxes payable	38,277	30,389
Note payable, current portion	146,866	153,638
Advances from a related party	110,343	96,725
Total current liabilities	295,710	282,157

Notes Payable	93,240	98,760

Total Long Term Liabilities	93,240	98,760

TOTAL LIABILITIES	388,950	380,917

STOCKHOLDERS' EQUITY-
Convertible preferred stock, Series 2, par value $0.01; authorized 10,000,000 shares; issued and outstanding 5,000 At March 31, 2018 and June 30, 2017	50	50

Convertible preferred stock, Series 3, par value $0.01; authorized 1,670,000 shares; 0 shares issued and outstanding	-	-

Convertible preferred stock, Series 5; no par value, 1 share authorized, 0 shares issued and outstanding, respectively.	-	-

Common stock, par value $0.01; At March 31, 2018 and June 30, 2017, authorized 60,000,000 shares; issued and outstanding 2,292,945 shares.	22,929	22,929

Additional paid-in capital	20,953,991	20,953,991

Other Comprehensive Income	95,993	53,065

Accumulated deficit	(20,735,782)	(20,739,808)

TOTAL STOCKHOLDERS EQUITY	337,181	290,227
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$726,131	$671,144

See accompanying notes to condensed consolidated financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS) (Unaudited)

	For the three months ended March 31,			For the nine months ended March 31,
	2018	2017		2018	2017
Revenues

Real Estate Rentals	$10,215	$8,806		$29,849	$26,792

Total Revenues	10,215	8,806		29,849	26,792

Costs and Expenses
General & Administrative	1,183	2,158		4,393	5,785
Professional expenses	2,000	2,000		11,500	14,023

Total Operating Expenses	3,183	4,158		15,893	19,808

Income (Loss) from operations before other income (expenses)	7,032	4,648		13,956	6,984
Other income (expenses)
Interest Expense	(1,454)	(1,551)		(4,550)	(5,027)
Income before Income Taxes	5,578	3,097		9,406	1,957

Income Taxes Expense (Benefit)	1,892	1,059		5,380	4,298

NET INCOME	$3,686	$2,038		$4,026	$(2,341)
			)
Weighted average number of common shares outstanding	2,292,945	2,292,945		2,292,945	2,292,945
Dilutive average weighted number of common shares	2,302,945	2,302,945		2,302,945	2,292,945
Basic Net Income per Share	$0.0016	$0.0009		$0.0018	$(0.0010)
Dilutive Net Income per Share	$0.0016	$0.0009		$0.0018	$(0.0010)

COMPREHENSIVE INCOME
Other Income (Loss)
Translation Adjustments	$16,557	$6,159		$42,928	$(5,480)
Total Comprehensive Income	$20,243	$8,197		$46,954	$(7,821)

See accompanying notes to condensed consolidated financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net income	$4,026	$(2,341)
Adjustments to reconcile net income to net cash
Expenses paid for a related party	16,755	-
Changes in operating assets and liabilities
Prepaid Expenses	(525)	-
Accounts payable	(1,181)	(300)
Taxes payable	5,139	4,757
Net cash provided by (used in) operating activities	24,214	2,116

Cash flow from financing activities:
Proceeds used for :
Repayment of related party advances	(4,097)	17,442
Repayment of Long Term Debt	(21,998)	(19,265)
Net cash provided by financing activities	(26,095)	(1,823)

Change due to FX Translation	4,148	(1,005)

Net Decrease in Cash	2,267	(712)

Cash at beginning of the period	$50,331	$46,170
Cash at end of period	$52,598	$45,458

Non Cash Investing and Financing Activities
Cash paid for Interest	4,550	5,027

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

The results of operations for the nine months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending June 30, 2018. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the years ended June 30, 2017 and 2016 included in Form 10-K filed with the SEC.

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

Net Earnings per Share:

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of March 31, 2018 and March 31, 2017 there were 10,000 and 10,000 potential dilutive shares that need to be considered as common share equivalents. Because of the net loss at March 31, 2017, the effect of these potential common shares is anti-dilutive for the nine month period ending March 31, 2017.

Cash and Cash Equivalents:

For purposes of the statement of cash flows, the Company considers all highly-liquid investments purchased with original maturities of three months or less to be cash equivalents.

The Company maintains its cash in bank deposit accounts which, at March 31, 2018 did not exceed federally insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on such amounts.

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

 NOTE 3 - MAJOR CUSTOMER:

The Company's subsidiary, Anton Nielsen Vojens, ApS has sales to major customers who were non related parties. For the period ending March 31, 2018, and March 31, 2018 the major customer concentrations were as follows:

	Percent of Sales for the Period ending March 31,
Customer	2018	2017
Circle K Denmark A/S, Formerly Statoil A/S	100%	100%

Total Sales from Major Customers	100%	100%

NOTE 4 - LAND AND BUILDINGS :

The Land owned by the Company's wholly owned subsidiary constitutes the largest asset of the Company. During the nine month period ending March 31, 2018 the Company recorded an increase in the carrying value of the Land of $52,092 due to the currency translation difference. The carrying value of the Land of the Company was as follows:

	Carrying Value of Land at
	March 31, 2018	June 30, 2017

US Dollars	$671,684	$619,592

NOTE 5 - RELATED PARTY TRANSACTIONS:

Advances payable to Crossfields, Inc., a company that the CEO, Robert Wolfe is an officer and director, which are not collateralized, non-interest bearing, and payable upon demand, however, the Company did not expect to make payment within one year. During the nine month period ended March 31, 2018 and March 31, 2017 the Company had a balance of $110,343 and was advanced $16,755 and had a balance of $95,391 and was advanced $17,443 respectively, to meet expenses.

NOTE 6 - NOTES PAYABLE:

The Company issued a promissory note ("Note") for $650,000, payable to the Borkwood Development Ltd, a previous shareholder of the Company ("Seller"), payable and amortized monthly and carrying an interest at 5% per year. The Company has the right to prepay the note at any time with a notice of 14 days. To secure the payment of principal and interest the Sellers will receive a perfect lien and security interest in the Shares in the company ANV until the note with accrued interest is paid in full., and, 2) In the case that the Note has not been repaid within 12 months from the day of closing the Sellers have the right to convert the debt to common stock of Advanced Oxygen Technologies, Inc. in an amount of non diluted shares calculated on the conversion Date, equal to the lesser of : a) Six hundred and Fifty thousand (650,000) or the Purchase Price minus the principal payments made by the buyer, whichever is greater, divided by the previous ten day closing price of AOXY as quoted on the national exchange, or b) Fifteen million shares, whichever is lesser. The Note has been extended until July 1, 2018 and interest waived through the period ending July 1, 2018. The balance on the note as of March 31, 2018 and June 30, 2017 was $127,029.

The Company has a note payable with a bank. The original amount of the note was kr 800,000 Danish Krone (kr) ("Note A"). The note is secured by the revenues of the lease with Circle K Denmark A/S, formerly Statoil, with a 7.00% interest rate and 0.25 years left on the term. The balance on the note as of March 31, 2018 was $2,338. The Company made principal payments of $9,104 and interest payments of $1,027. The value of the note reflect the currency adjustments.

The Company has a note payable with a bank ("Note B"). The original amount of Note B was kr 1,132,000 Danish Krone (kr). Note B is secured by the subsidiary's real estate, with a 2.00% interest rate and 5.75 years left on the term. The balance on the note as of March 31, 2018 was $110,644. During the period ended March 31, 2018, the Company paid $13,823 in principal payments and $4,115 in interest.

The Company's commitments and contingencies are $146,866 for 2018 and $93,240 for the years 2019 through 2025 with a total of $240,106. The amounts stated reflect the Company's commitments in the currencies that those commitments were made and the amounts are an estimate of what the US dollar amount would be if the currency rates did not change going forward.

The Company has minimum yearly bank payments of $7,642 for the next quarter year, and $17,404 thereafter for another 5 years.

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

Series 2 Convertible Preferred Stock:

Each Series 2 preferred share is convertible into two shares of common stock at the option of the holder. Each Series 2 preferred share also includes one warrant to purchase two common shares for $5.00. The warrants are exercisable over a three-year period. In the event of the liquidation of the Company, holders of Series 2 preferred stock would be entitled to receive $5.00 per share, plus any unpaid dividends declared on the Series 2 preferred stock from the funds remaining after the Company's creditors, including directors, have been paid. There have been no dividends declared.  During November 1997, 172,000 shares of Series 2 preferred stock were converted into 344,000 shares of the Company's common stock. As of March 31, 2018, there were 5,000 shares issued, which are convertible into 2 common shares. There are no warrants outstanding that have been issued in connection with the preferred shares.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDING MARCH 31, 2018 COMPARED TO 2017:

Revenues: Revenues from operations for the three month period ending March 31, 2018 and March 31, 2017 were $10,215 and $8,806 respectively, and the revenues from operations for the nine month period ending March 31, 2018 and March 31, 2017 were $29,849 and $26,792 respectively. They were attributable to operations of the Company's wholly owned subsidiary Anton Nielsen Vojens. The fluctuation was due to currency fluctuations.

Selling, general and administrative expenses: G&A expenses for the three month period ending March 31, 2018 and March 31, 2017 were $1,183 and $2,158 respectively and the G&A expenses for the nine month period ending March 31, 2018 and March 31, 2017 were $4,393 and $5,785 respectively. Professional fees for the three month period ending March 31, 2018 and March 31, 2017 were $2,000 and $2,000 and the expenses for the nine month period ending March 31, 2018 and March 31, 2017 were $11,500 and $14,023. The 2017 expenses are mainly attributable to the engagement of new auditors.

Interest expense: Interest expense for the three month period ending March 31, 2018 and March 31, 20167 was $1,454 and $1,551 respectively. Interest expense for the nine month period ending March 31, 2018 and March 31, 2017 was $4,550 and $5,027 respectively. Interest expenses for 2017 are lower primarily due to the currency fluctuations and the reduction of debt.

Net income (loss) attributed to common stockholders: Net income (loss) attributed to common stockholders was $3,686 or $0.0016 per share for the three month period ending March 31, 2018 as compared to $2,038 or $0.0009 per share for March 31, 2017. Net income (loss) attributed to common stockholders was $4,026 or $0.0018 per share for the nine month period ending March 31, 2018 as compared to $(2,341) or $(0.0010) per share for March 31, 2017. The fluctuations are mainly attributable to professional fees and currency fluctuations.

Liquidity and capital resources:  At March 31, 2018 and June 30, 2017, the Company had cash and cash equivalents of $52,598 and $50,331 respectively. At March 31, 2018 and June 30, 2017, the Company had a working capital deficit of $241,263 and $230,605 respectively. The change in cash is primarily associated with currency fluctuations, and the decrease in the working capital deficit is primarily due to payment of debt and normal operations.

Net cash provided from (used for) operating activities for nine month period ending March 31, 2018 and March 31, 2017 was $24,214 and $2,116, respectively. The net cash used by operating activities was primarily due to the operations of ANV and the payment of ANV taxes.

Net cash provided from (used for) financing activities for nine months period ending March 31, 2018 and March 31, 2017 was $(26,095) and $(1,823) respectively. Net cash provided from or used for financing activities for both periods is related to the company's borrowings from banks, officers and directors, and the repayment of debt.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded as of March 31, 2018 that our disclosure controls and procedures were not effective at ensuring that the material information required to be disclosed in the Exchange Act reports is recorded, processed, summarized and reported as required in applicable SEC rules and forms.

During the nine month period ended March 31, 2018, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II

ITEM 1: LEGAL PROCEEDINGS

During the period ending March 31, 2018, there were pending or threatened legal actions as follows: None

 ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

During the 9 month period ending March 31, 2018, the Company filed no reports on Form 8-K.

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

Date: May 8, 2018

/s/ Robert E. Wolfe /s/
------------------------------------------
Robert E. Wolfe, Chairman of the Board and
Chief Executive Officer and Principal
Financial Officer