Form 10-Q/A
period 2018-03-31
ADVANCED OXYGEN TECHNOLOGIES INC
filed 2018-05-09
CIK 352991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q/A

(Amendement No. 1)

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

EXPLANATORY NOTE

On May 8, 2018, Advanced Oxygen Technologies, Inc. (the “Company”) filed a Quarterly Report on Form 10-Q (the “Report”) with the Securities and Exchange Commission to report the Company’s financial results for the third quarter ended on March 31, 2018. This Amendment No. 1 is solely being filed to include the omitted XBRL (eXtensible Business Reporting Language) files and includes exhibits EXHIBIT 101.INS XBRL Instance, EXHIBIT 101.SCH XBRL Taxonomy Extension Schema Document, EXHIBIT 101.CAL XBRL Taxonomy Extension Calculation Linkbase Document, EXHIBIT 101.DEF XBRL Taxonomy Extension Definition Linkbase Document, EXHIBIT 101.LAB XBRL Taxonomy Extension Label Linkbase Document, and EXHIBIT 101.PRE XBRL Taxonomy Extension Presentation Linkbase Document. The remainder of the Report remains unchanged.

Except as described above, no changes have been made to the Report. Except as otherwise indicated herein, this Amendment No. 1 continues to speak as of the date of the Report, and the Company has not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Report. Accordingly, this Amendment No. 1 should be read in conjunction with the Report, and any filings made with the SEC subsequent to the filing of the Report.

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