Form 10-K
period 2018-06-30
ADVANCED OXYGEN TECHNOLOGIES INC
filed 2018-09-26
CIK 352991

#ffcell6 { border-bottom-style: solid; } #ffcell7 { border-bottom-style: solid; }

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018

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

Emerging Growth Company     ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Check one: Yes  No X

For the year ended June 30, 2018, Issuer's revenues were $39,770

The aggregate market value of Common Stock at December 29, 2017 held by non-affiliates approximated $104,758, based upon the average bid and asked prices for a share of Common Stock on that date. For purposes of this calculation, persons owning 10% or more of the shares of Common Stock are assumed to be affiliates, although such persons are not necessarily affiliates for any other purpose. As of June 30, 2018, there were 2,292,945 issued shares and outstanding shares of the registrant's Common Stock, $0.01 par value.

Documents incorporated by reference: None.

Cautionary Language Regarding Forward-Looking Statements and Industry Data

This Annual Report on Form 10-K contains "forward-looking statements". Forward-looking statements are based upon our current assumptions, expectations and beliefs concerning future developments and their potential effect on our business. In some cases, you can identify forward-looking statements by the following words: "may," "could," "would," "should," "expect," "intend," "plan," "anticipate," "believe," "approximately," "estimate," "predict," "project," "potential" or the negative of these terms or other comparable terminology, although the absence of these words does not necessarily mean that a statement is not forward-looking. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements.

Factors that may cause or contribute actual results to differ from these forward-looking statements include, but are not limited to, the following:

*	all the risks inherent in the owning, buying, leasing, selling, or developing real estate or the real estate business;

*	the Company's absence of significant sales or sales revenues, which make it difficult to predict future performance;

*	the need to make multiple assumptions in preparing forecasts and projections of any kind, and significant difficulties in predicting and forecasting accurately the expenses likely to be incurred and the revenues likely to be generated in the Company's future operations;

*	significant competition in the real estate leasing and development business;

*	the risk that the Company will have difficulties executing its intended business plan;

*	the risk that the Company's sole source of revenues may discontinue leasing, become insolvent, or not renew its relationship with the Company;

*	potential barriers, risks, uncertainties and obstacles to the Company's business plans;

*	risks associated with the tightening or other adverse changes in the overall capital and credit markets and decreased availability of investment capital and/or credit, bank financing or other debt financing as and when needed or at favorable terms including fixed and/or low interest rates; and

*	other risks over which we have no control.

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

MOBILIGROUP ApS MERGER AGREEMENT OF 04/ 23/2005

Pursuant to a merger agreement attached hereto as exhibit I, ("Merger Agreement"), on April 23, 2005 Mobile Group Inc., ("Mobile "a formerly wholly owned subsidiary of Advanced Oxygen Technologies, Inc. acquired 100% of the issued and outstanding stock of Mobiligroup, ApS in exchange for 800 shares of Mobile representing 80% of the issued and outstanding shares of Mobile.

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

CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT

On August 05, 2016 the Company has engaged Sadler, Gibb & Associates, LLC, 2455 E. Parleys Way, Suite 320, Salt Lake City, UT 84109, (801)783-2960 ("New Accountants") as its certified accounting firm/outside auditor from its Danish auditors CHR. Additionally, the Company had not consulted the New Accountants regarding: (i) The application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the small business issuer's financial statements and either written or oral advice was provided that was an important factor considered by the small business issuer in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement or event identified in response to paragraph (a)(1)(iv) of Regulation S-B section §228.304 (Item 304).

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

COMPETITION:

The Company's subsidiary ANV revenues are currently derived from its lease revenues of its commercial real estate holding. With the global changes in the economies during the year ended June 30, 2018, the Company's direct competition would be other vacant commercial real estate entities. The Company believes that there are no identifiable direct competitors.

CUSTOMERS:

The Company's subsidiary ANV currently has one customer, Circle K Denmark A/S, formerly StatOil AS., Copenhagen Denmark.

EMPLOYEES:

As of June 30, 2018 the Company had a total of 1 employee.

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

WE ARE SUBJECT TO RISKS ASSOCIATED WITH FOREIGN CURRENCY

ANV is a Danish company with operations only in Denmark. During the year ended June 30, 2018 and 2017, foreign revenues accounted for 100% of our total revenue. As a result, we are subject to risks associated with generating revenue in multiple countries, including:

*	increased time, effort and attention of our management to manage our foreign operations;

*	balance sheet fluctuations.

*	currency devaluations and fluctuations in currency exchange rates, including impacts of transactions in various currencies and translation of various currencies into dollars for U.S. reporting and financial covenant compliance purposes;

*	language barriers and other difficulties in staffing and managing foreign operations;

*	longer customer payment cycles and greater difficulties in collecting accounts receivable;

*	uncertainties of laws and enforcement relating to the protection of property;

*	imposition of or increases in currency exchange controls, including imposition of or increases in limitations on conversion of various currencies into U.S. dollars;

*	imposition of or increases in revenue, income or earnings taxes and withholding and other taxes;

*	imposition of or increases in investment or trade restrictions and other restrictions or requirements by non-U.S. Governments;

*	inability to definitively determine or satisfy legal requirements, inability to effectively enforce contract or legal rights and inability to obtain complete financial or other information under local legal, judicial, regulatory, disclosure and other systems; and

*	nationalization and other risks, which could result from a change in government or other political, social or economic instability.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on our internal controls over condensed consolidated financial reporting in our annual reports on Form 10-K. In addition, the independent registered public accounting firm auditing our condensed consolidated financial statements must attest to and report on management's assessment of, and the effectiveness of our internal controls over financial reporting. This requirement was to first apply for management's assessment in our annual report on Form 10-KSB for our fiscal year ending June 30, 2008, and for the independent registered public accounting firm's assessment for fiscal year ended June 30, 2008. Depending on a number of variables and the significant resources required to comply, uncertainty exists regarding our ability to continue to comply with these rules even though the Company may have complied in the past.

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

WE PLAN TO GROW OUR BUSINESS THROUGH ACQUISITIONS AND JOINT VENTURES, WHICH WILL RESULT IN OUR INCURRING SIGNIFICANT COSTS

The acquisition of new businesses is costly, such new businesses may not enhance our financial condition, and we may face difficulties and be unsuccessful in integrating new businesses. The resources expended in identifying, negotiating and structuring acquisitions and joint ventures may be significant and may not result in any transactions. Any future acquisitions will be subject to a number of challenges in integrating new operations into our existing operations, including but not limited to:

*	diversion of management time and resources;

*	difficulty of assimilating the operations and personnel of the acquired companies;

*	potential disruption of our ongoing business;

*	difficulties in maintaining uniform standards, controls, procedures and policies;

*	impairment of relationships with employees and customers as a result of any integration of new management personnel; and

*	potential unknown liabilities associated with acquired businesses

Risks Specific to Our Industry

WE ARE SUBJECT TO RISKS ASSOCIATED WITH GLOBAL DECLINE IN REAL ESTATE

ANV, the Company's subsidiary has only one commercial real estate property. There is no guarantee that the demand for rental of this property will continue and potentially this would affect the Company's performance.

Risks Related to Our Securities

OUR COMMON STOCK IS SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: that a broker or dealer approve a person's account for transactions in penny stocks; and the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must: obtain financial information and investment experience objectives of the person; and make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form: sets forth the basis on which the broker or dealer made the suitability determination; and that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

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

ITEM 3. LEGAL PROCEEDINGS

During the period ending June 30, 2018, the pending or threatened legal actions as follows:

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

Fiscal Year Ended June 30, 2018	High	Low
First Quarter	0.490	0.100
Second Quarter	0.180	0.1001
Third Quarter	0.23	0.100
Fourth Quarter	0.200	0.130

Fiscal Year Ended June 30, 2017	High	Low
First Quarter	0.15	0.060
Second Quarter	0.011	0.011
Third Quarter	0.070	0.011
Fourth Quarter	0.92	0.013

HOLDERS

At June 30, 2018 the company had 1,556 shareholders of record. At September 24, 2018, the closing bid price of the Company's Common Stock as reported by the National Quotation Bureau, Inc., was $0.15.

DIVIDENDS

We have not paid or declared any dividends on our common stock since our inception. Our Board of Directors does not expect to declare cash dividends on our common stock in the near future. We anticipate that we will retain our future earnings to finance the continuing development of our business.

RECENT SALES OF UNREGISTERED SECURITIES

During the year ended June 30, 2018, we had no issuances of unregistered securities.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion of our plan of operation, financial condition and results of operations should be read in conjunction with the Company's condensed consolidated financial statements, and notes thereto, included elsewhere herein. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors including, but not limited to, those discussed in this Annual Report.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of condensed consolidated financial statements in conformity with the Public Company Oversight Accounting Board ("PCAOB") requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Following are accounting policies that we believe are most important to the portrayal of our financial condition and results of operations and that require our most difficult judgments as a result of the need to make estimates and assumptions about the effects of matters that are inherently uncertain.

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

Real Estate Accounting Principles:

The Company treats the valuation of its real estate in accordance with FASB ASC 805, Fair Value Measurements, which provides for the companies accounting valuation of real estate. FASB ASC 805 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company has valued its real estate using the three valuation approaches defined in FASB ASC 805: The market approach, which uses observable prices and other relevant information derived from market transactions involving identical or comparable assets or liabilities, The income approach, which uses valuation technique to convert future benefits or costs, usually in the form of cash flows, into a present-value amount. Examples of an income approach include the discounted cash flow method and the direct capitalization method, and the cost approach, which uses estimates of the cost to replace an asset's service capacity.

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

Net Earnings per Share:

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of June 30, 2018 and June 30, 2017 there were 10,000 and 10,000, respectively potential dilutive shares.

Cash and Cash Equivalents:

For purposes of the statement of cash flows, the Company considers all highly-liquid investments purchased with original maturities of three months or less to be cash equivalents.

The Company maintains its cash in bank deposit accounts which, at June 30, 2018 did not exceed federally insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on such amounts.

Estimates:

The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

Concentrations of Credit Risk:

Financial instruments that potentially subject the Company to major credit risk consist principally of a single subsidiary of Anton Nielsen Vojens ApS.

Subsequent Events:

None.

Recently Issued Accounting Standards:

On January 5, 2017 FASB issued Accounting Standards Update ("ASU") 2017-01, Clarifying the Definition of a Business. This update amended the definition of a business, which is fundamental to the determination of whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. That distinction impacts how the acquisition is treated in the financial statements, for instance, whether deal costs are capitalized or expensed. The primary goal of ASU 2017-01 was to narrow that definition, which is generally expected to result in fewer transactions qualifying as business combinations. The Company is in the process of evaluating the impact of this new guidance.

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

In May 2014, the Financial Accounting Standards Board (FASB) issued a new standard to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under U.S. generally accepted accounting principles. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. On July 9, 2015, the FASB agreed to delay the effective date by one year; accordingly, the new standard is effective for us beginning in the first quarter of 2018 and we expect to adopt it at that time. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. We have not yet selected a transition method, nor have we determined the impact of the new standard on our condensed consolidated financial statements.

Other recent accounting pronouncements issued by the FASB did not or are not believed by management to have a material impact on the Company's present or future condensed consolidated financial statements.

RESULTS OF OPERATIONS 2018 COMPARED TO 2017

REVENUES. Revenues from operations were $39,770 in 2018 compared to $35,917 in 2017. The decrease was attributable to the currency fluctuations and a reduction in loans due to repayment.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. G&A expenses were $3,481 in 2018 compared to $5,382 in 2017. The expenses are attributable to ANV's normal operations and the Company's SEC compliance and the fluctuations are attributable to currency fluctuations and accounting costs.

PROFESSIONAL EXPENSES. The professional expenses were $15,825 in 2018 compared to $15,301 in 2017. The expenses were attributable to ordinary audit expenses.

INTEREST EXPENSE. Interest expense was $5,807 in 2018 compared to $6,658 in 2017. Interest expense for 2018 decreased due to currency fluctuations.

NET INCOME. Net income attributed to common stockholders was $7,456 or $0.00 per share for 2018 as compared to $9 or $0.00 per share for 2017 and the 2017 result was less and mainly attributable to the engagement of new auditors.

LIQUIDITY AND CAPITAL RESOURCES. As of June 30, 2018 the Company had $53,415 of cash and cash equivalents and working capital deficit of $241,509 compared to June 30, 2017 the Company had $50,331 of cash and cash equivalents and working capital deficit of $230,605. The change in cash is primarily due to the ANV'S payment of debt and normal operations. The decrease in the working capital is primarily related to the operations of ANV.

Net cash provided by operating activities for 2018 and 2017 was $34,974 and $28,035 respectively.

Net cash (used for) financing activities for 2018 and 2017 was $(32,907) and $(33,771) respectively. Net cash provided from or used for financing activities for both periods is related to the company's borrowings from banks, officers and directors, and the repayment of debt.

OFF BALANCE SHEET ARRANGEMENTS

We do not currently have any off balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE MARKET DISCLOSURES ABOUT RISK

Not required.

ITEM 8. AUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

See the condensed consolidated financial statements on Exhibit F for the period ending June 30, 2018 and June 30, 2017.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURE

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded as of June 30, 2018 that our disclosure controls and procedures were not effective at ensuring that the material information required to be disclosed in the Exchange Act reports is recorded, processed, summarized and reported as required in applicable SEC rules and forms.

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of condensed consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of June 30, 2018.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Our disclosure controls and procedures and our internal controls over financial reporting have been designed to provide reasonable assurance of achieving their objectives. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

ITEM 9B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Set forth below is information regarding the Company's directors and executive officers, including information furnished by them as to their principal occupations for the last five years, other directorships held by them and their ages as of June 30, 2018. All directors are elected for one-year terms, which expire as of the date of the Company's annual meeting.

Name	Age	Position	Director Since:
Robert E. Wolfe	55	Chairman of the Board, CEO, and CFO	1997
Lawrence Donofrio	67	Director	2003

Robert Wolfe has been the Chairman and CEO for Advanced Oxygen Technologies Inc. since 1997. Concurrently he has been the President and CEO of Crossfield, Inc. and Crossfield Investments, llc , both corporate consulting companies. On July 11, 2017 Enochian Biosciences, Inc. (formerly Dandrit Biotech USA, Inc.) appointed Robert Wolfe as the CFO and January 1, 2014 to April 28, 2015, Mr. Wolfe was CFO and Director respectively of Enochian Biosciences, Inc. (formerly Dandrit Biotech USA, Inc.), a company that engages in the research and development, manufacturing and clinical trials of pharmaceutical and biological products for the human treatment of cancer using the dendritic cell technology. From 1992-1993 he was Vice President and partner for CFI, NY Ltd. A Subsidiary of Corporate Financial Investments, PLC, London. , effective immediately.

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

Audit Committee Financial Expert

As of June 30, 2018, we do not have an audit committee financial expert, as that term is defined in Item 407(d)(5) of Regulation S-B, because at this time our current level of operations and the cost of retaining such a financial expert are prohibitive. The Board of Directors as a whole fulfilled the duties normally assigned to an audit committee.

Code of Ethics

As of June 30, 2018, we have a code of ethics that applies to our Principal Executive Officer and Principal Financial and Accounting Officer(s) and to all of our staff. While we are a small company we believe that our code of ethics directs the Company to practice its business in an ethical way.

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

ITEM 11. EXECUTIVE COMPENSATION

Robert Wolfe, Chairman and CEO has waived his $500,000 annual salary for the year ending June 30, 2018. No officer or director received any compensation from the Company during the last fiscal year. The Company paid no bonuses in the last three fiscal years ended June 30, 2018 to officers or other employees.

The following table sets forth the total compensation paid or accrued to its Chief Executive Officer and Chief Financial Officer, Robert E. Wolfe during the fiscal year ending June 30, 2018. There were no other corporate officers in any of the last three fiscal years.

EXECUTIVE COMPENSATION

Name	Yr.	Salary	Bonus	Other Compensation	Restricted Awards	LTIP Awards	Other

Robert E. Wolfe	2018	-	-	-	-	-	-

EMPLOYMENT AGREEMENTS

We do not currently have any oral or written employment contracts, severance or change-in-control agreements with any of our executive officers.

OPTION GRANTS DURING 1999; VALUE OF OPTIONS AT YEAR-END

The following tables set forth certain information covering the grant of options to the Company's Chief Executive Officer and Chief Financial Officer, Robert E. Wolfe during the fiscal year ended June 30, 2018 and unexercised options held as of that date. Mr. Wolfe did not exercise any options during fiscal 2018.

Name	# of Securities	% Total Options	Option Price	Exercise Price	Expiration Date

Robert E. Wolfe	-	-	-	-	-

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

Compensation Pursuant to Plans

The Company has three plans (the "Plans") under which its directors, executive officers and employees may receive compensation. The principal features of the 1981 Long-Term Incentive Plan (the "1981 Plan"), the 1988 Stock Option Plan (the "1988 Plan"), and the Non-Employee Director Plan (the "Director Plan") are described below. During the fiscal year ended June 30, 1994, the Company terminated its tax qualified cash or deferred profit-sharing plan (the "401(k) Plan"). During fiscal 2018, no executive officer received compensation pursuant to any of the Plans.

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

Issuable Shares

As of September 20, 1995, approximately 374,000 shares of Common Stock had been issued upon the exercise of options granted under the Option Plans, no shares of Common Stock were subject to outstanding options under the Options Plans and 626,000 shares of Common Stock were available for issuance under future option grants. From July 1, 1991 to September 20, 1995, options were granted at exercise prices ranging from $1.22 to $8.15 per share. The exercise price of each option was equal to 85% of the closing bid price of Company's Common Stock as reported on the NASDAQ Over the Counter Bulletin Board Exchange. Due to employee terminations, all options became void in August 1995. As of September 30, 2001, 1,000,000 shares of Common Stock were available for issuance under future option grants and were still available at June 30, 2018.

Board of Directors Compensation

As of June 30, 2018 the directors did not receive any compensation for serving as members of the Board.

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

During the fiscal year ended June 30, 2018, no options were granted to non-employee Board members.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of June 30, 2018, by (i) all those known by the Company to be beneficial owners of more than 5% of its Common Stock; (ii) all directors; and (iii) all officers and directors of the Company as a group.

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

Director Independence

During the year ended June 30, 2018, Robert Wolfe and Lawrence Donofrio served as our directors and only Mr. Donofrio is an independent director as he has no ownership, employment, or business interaction with the Company. We are currently traded on the Over-the-Counter Bulletin Board system and specifically the OTCQB. The OTCQB does not require that a majority of the Board be independent.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company's auditors for the periods ending June 30, 2018 and June 30, 2017 were Sadler Gibb & Associates, LLC, 22455 East Parleys Way, Suite 320, Salt Lake City, UT 84109, tel)(801)783-2950. The Company's wholly owned subsidiary's local Danish accountant is IN-REVISION STATSAUTORISEREDE REVISORER A/S, Gersonsvej 7, 2900 Hellerup. The local auditors, IN-REVISION have performed work for ANV that included tax work and Danish Standards auditing work on ANV's yearly balance sheet and the profit/loss statement for the Danish Tax Authority and the Danish Ministry of Commerce. We have paid or expect to pay the following fees to Sadler Gibb & Associates and CHR. Mortensen Revisionsfirma for work performed for the fiscal years ending Junes 30, 2018, and June 30, 2017, attributable to the audits of condensed consolidated financial statements and Internal Control over Financial Reporting for the same periods:

Year ending June 30,	2018	2017
Audit-Related Fees	$13,500	$14,023
Tax and consulting Fees	$-	$-
Other fees	-	-

The aggregate fees billed include amounts for an interim review of Form 10Q, review of SEC correspondence, the audit of the condensed consolidated financial statements for 2018, and the Internal Control over Financial Reporting.

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

The board has reviewed the fees paid to Sadler Gibb & Associates LLC and CHR. The board has also adopted policies and procedures to approve audit and non-audit services provided in the fiscal year 2018 by Sadler Gibb & Associates LLC and CHR. These policies and procedures involve annual pre-approval by the board of the types of services to be provided by our independent auditor and fee limits for each type of service on both a per-engagement and aggregate level. The board may additionally ratify certain de minimis services provided by the independent auditor without prior board approval, as permitted by the Sarbanes-Oxley Act and rules of the SEC promulgated thereunder.

PART IV

ITEM 15: EXHIBITS AND REPORTS ON FORMS 8K,

Reports filed on Form 8-K for the year ending June 30, 2018:

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

Date: September 26, 2018

By (Signature and Title):

/s/ Robert E. Wolfe /s/
Robert E. Wolfe, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 26, 2018

By (Signature and title):

/s/ Lawrence Donofrio /s/

Lawrence Donofrio, Director

EXHIBIT F

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Advanced Oxygen Technologies, Inc. and subsidiary

We have audited the accompanying consolidated balance sheets of Advanced Oxygen Technologies, Inc. (“the Company”) as of June 30, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2018 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2016.

Salt Lake City, UT

September 26, 2018

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS

	As of June 30,
	2018	2017
ASSETS

CURRENT ASSETS
Cash	$53,415	$50,331
Property Tax Receivable	1,772	1,221
Total Current Assets	55,187	51,552

FIXED ASSETS
Land and buildings	632,712	619,592
TOTAL ASSETS	$687,899	$671,144

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$750	$1,405
Taxes Payable	40,269	30,389
Note Payable, Current Portion	143,422	153,638
Advances From a Related Party	112,255	96,725
Total current liabilities	296,696	380,917

Notes Payable	83,446	98,760

Total Long Term Liabilities	83,446	98,760

Total Liabilities	380,142	380,917

STOCKHOLDERS' EQUITY-
Convertible preferred stock, Series 2, par value $0.01; authorized 10,000,000 shares; issued and outstanding 5,000 At June 30, 2018 and June 30, 2017	50	50

Convertible preferred stock, Series 3, par value $0.01; 1,670,0000 authorized, zero shares issued and outstanding	-	-

Convertible preferred stock, Series 5; no par value, 1 share authorized and zero shares issued and outstanding, respectively	-	-

Common stock, par value $0.01; At June 30, 2018 and June 30, 2017, authorized 60,000,000 shares; issued and outstanding 2,292,945 shares.	22,929	22,929

Additional paid-in capital	20,953,991	20,953,991

Other Comprehensive Income	63,139	53,065

Accumulated deficit	(20,732,352)	(20,739,808)

TOTAL STOCKHOLDERS EQUITY	307,757	290,227
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$687,899	$671,144

See accompanying notes to the consolidated financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENT OF OPERATIONS

	For the Years ended June 30,
	2018	2017
Revenues

Real Estate Rentals	$39,770	$35,917

Total Revenues	$39,770	$35,917

Costs and Expenses
General & Administrative	3,481	5,382
Professional expenses	15,825	15,301
Total Operating Expenses	19,306	20,683

Income from operations before other income (expenses)	20,464	15,234
Other income (expenses)
Interest Expense	(5,807)	(6,658)
Income before Income Taxes	14,657	8,576

Income Taxes Expense	7,201	8,567

NET INCOME	$7,456	$9

Weighted Average number of common shares outstanding
Basic	2,292,945	2,292,945
Diluted	2,302,945	2,302,945

Basic Net Income per Share, 2,292,945 shares outstanding	$0.00	$0.00
Dilutive Net Income per Share, 2,302,945 shares fully diluted	$0.00	$0.00

COMPREHENSIVE INCOME
Other Income
Foreign Currency Translation Adjustments	$10,074	25,980
Total Comprehensive Income	$17,530	$25,989

 See accompanying notes to the consolidated financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock
	Convertible Series 2, par value $0.01, $25,000 liquidating Preference		Common Stock		Additional Paid In Capital	Accumulated Deficit	Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balance at June 30, 2016	5,000	50	2,292,945	22,929	20,953,991	(20,739,817)	27,085	264,238
Net Income						9		9
Foreign Currency Translation Adjustment							25,980	25,980

Balance at June 30, 2017	5,000	50	2,292,945	22,929	20,953,991	(20,739,808)	53,065	290,227
Net Income						7,456		7,456
Foreign Currency Translation Adjustment							10,074	10,074

Balance at June 30, 2018	5,000	50	2,292,945	22,929	20,953,991	(20,732,352)	63,139	307,757

 See accompanying notes to the consolidated financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2018	2017
Cash flows from operating activities
Net income	$7,456	9
Adjustments to reconcile net income to net cash
Expenses Paid on behalf of a related party	19,255	17,943
Changes in operating assets and liabilities
Accounts payable	(655)	(1,194)
Taxes payable	9,443	11,277
Prepaid Expenses	(525)	-
Net cash provided by operating activities	34,974	28,035

Cash flow from financing activities:
Proceeds from:
Long Term Debt	-	-
Proceeds used for:
Repayment of long term and related party debt	(32,907)	(25,857)
Net cash (used in) financing activities	(32,907)	(25,857)
Change due to FX Translation	1,017	1,983
NET DECREASE IN CASH	3,084	4,161

Cash at beginning of year	$50,331	$46,170
Cash at end of year	$53,415	$50,331
Non Cash Investing and Financing Activities
Cash paid for Interest	5,807	6,658

See accompanying notes to the consolidated financial statements.

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS:

Organization:

Advanced Oxygen Technologies Inc, ("the Company"), was incorporated in Delaware in 1981 under the name Aquanautics Corporation and was, from 1985 until May 1995, a startup stage specialty materials company producing new oxygen control technologies. From May of 1995 through December of 1997 the Company had minimal operations and was seeking funding for operations and companies to which it could merge or acquire. In March of 1998 the Company began operations again in California. From 1998 through 2000, the business produced and sold CD- ROMS for conference events, advertisement sales on the CD's, database management and event marketing all associated with conference events. From 2000 through March of 2003, the business consisted solely of database management. From 2003 through April 2005, the business operations were derived totally from the Company's wholly owned business, IP Service, ApS, a Danish IP security vulnerability company ("IP Service"). Since then, business operations have been solely derived from real estate rentals in Denmark through its wholly owned subsidiary.

Lines of Business:

The Company, through its wholly owned subsidiary Anton Nielsen Vojens ApS owns income producing commercial real estate leased until 2026. The real estate consists solely of the land with no buildings or improvements ("Land"). All improvements on the Land are those of the tenant.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Revenue Recognition of rental income:

Revenues are recognized during the period in which the rental payment is received. The Company applies the provisions of FASB Accounting Standards Codification ("ASC") 605-10. Revenue Recognition in Financial Statements ASC 605-10, which provides guidance on recognition, presentation, and disclosure of revenues in financial statements filed with the SEC.

The Company's source of revenue is from the Commercial Property lease in which quarterly payments are received pursuant to the property lease which is in effect until 2026.

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

Net Earnings per Share:

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of June 30, 2018 and June 30, 2017 there were 10,000 and 10,000, respectively potential dilutive shares and because of the net income, the effect of these potential common shares is dilutive for the period ended June 30, 2018.

Cash and Cash Equivalents:

For purposes of the statement of cash flows, the Company considers all highly-liquid investments purchased with original maturities of three months or less to be cash equivalents.

The Company maintains its cash in bank deposit accounts which, at June 30, 2018 did not exceed federally insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on such amounts.

Estimates:

The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

Concentrations of Credit Risk:

Financial instruments that potentially subject the Company to major credit risk consist principally of a single subsidiary of Anton Nielsen Vojens ApS.

Subsequent Events:

The Company evaluated subsequent events and transactions for potential recognition or disclosure in the condensed consolidated financial statements through the date of issuance.

Recently Issued Accounting Standards

On January 5, 2017 FASB issued Accounting Standards Update ("ASU") 2017-01, Clarifying the Definition of a Business. This update amended the definition of a business, which is fundamental to the determination of whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. That distinction impacts how the acquisition is treated in the financial statements, for instance, whether deal costs are capitalized or expensed. The primary goal of ASU 2017-01 was to narrow that definition, which is generally expected to result in fewer transactions qualifying as business combinations. The Company is in the process of evaluating the impact of this new guidance.

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

In February 2015, the FASB issued Accounting Standards Update No. 2015-02 (ASU 2015-02) "Consolidation (Topic 810): Amendments to the Consolidation Analysis." ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. It is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. We do not anticipate that the adoption of ASU 2015-02 will have any impact on our condensed consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, "Revenue From Contracts With Customers," which changes the definitions/criteria used to determine when revenue should be recognized from being based on risks and rewards to being based on control. Among other changes, ASU 2014-09 changes the manner in which variable consideration is recognized, requires recognition of the time value of money when payment terms exceed one year, provides clarification on accounting for contract costs, and expands disclosure requirements. ASU 2014-09 is effective for reporting periods beginning after December 15, 2017. Although the Company will not complete its final assessment and quantification of the impact of ASU 2014-09 on its consolidated financial statements until adoption, it expects the adoption to have no effect on the timing of revenue recognition. The Company is still in the process of developing an estimate of the impact of the transition adjustment on its consolidated financial statement.

Other recent accounting pronouncements issued by the FASB did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 3 - MAJOR CUSTOMER:

The Company's subsidiary, Anton Nielsen Vojens, ApS has sales to one customer who is a non related party. For the period ending June 30, 2018 and June 30, 2017 the major customer concentrations were as follows:

	Percent of Sales for the Period ending June 30,
Customer	2018	2017
Circle K Denmark A/S, Formerly Statoil A/S	100%	100%
	-	-

Total Sales from Major Customers	100%	100%

NOTE 4 - LAND AND BUILDINGS:

The Land owned by the Company's wholly owned subsidiary constitutes the largest asset of the Company. During the period ending June 30, 2018 the Company recorded an increase in the carrying value of the Land of $13,120, due to the currency translation difference. The carrying value of the Land of the Company was as follows:

	Carrying Value of Land at June 30,
	2018	2017

US Dollars	$632,712	$619,592

NOTE 5 - RELATED PARTY TRANSACTIONS:

Crossfield, Inc., a company of which the CEO, Robert Wolfe is an officer and director, has made advances to the Company which are not collateralized, non-interest bearing, and payable upon demand, however, the Company did not expect to make payment within one year. During the year ended of June 30, 2018, the Company had a balance of $112,255 and was advanced $19,255 and repaid $4,006. During the year ended June 30, 2017, the Company had an ending balance of $96,725 and was advanced $17,943 respectively, from affiliates and officers to meet expenses. The balances were not collateralized, were non-interest bearing and were payable on demand.

NOTE 6 - NOTES PAYABLE:

During2006, the Company issued a promissory note ("Note") for $650,000, payable to the Borkwood Development Ltd, a previous shareholder of the Company ("Seller"), payable and amortized monthly and carrying an interest at 5% per year. The Company has the right to prepay the note at any time with a notice of 14 days. To secure the payment of principal and interest the Sellers will receive a perfect lien and security interest in the Shares in the company ANV until the note with accrued interest is paid in full, and, 2) In the case that the Note has not been repaid within 12 months from the day of closing the Sellers have the right to convert the debt to common stock of Advanced Oxygen Technologies, Inc. in an amount of non-diluted shares calculated on the conversion Date, equal to the lesser of : a) Six hundred and Fifty thousand (650,000) or the Purchase Price minus the principal payments made by the buyer, whichever is greater, divided by the previous ten day closing price of AOXY as quoted on the national exchange, or b) Fifteen million shares, whichever is lesser. The Note has been extended until July 1, 2019, prior to period end and interest waived through the period ending June 30, 2019. Due to the extension, the note is not in default and therefore not convertible as of June 30, 2018. As of June 30,2018, the unpaid balance was $127,029.

The Company has a note payable with a bank. The original amount of the note was kr 800,000 Danish Krone (kr) ("Note A"). The note is secured by the revenues of the lease with Circle K Denmark A/S. formerly Statoil A/S, with a 7.00% interest rate and 1 year left on the term. The balance on the note as of June 30, 2018 was $0. The Company made principal payments of $10,778 and interest payments of $430. The value of the note reflect the currency adjustments. The paragraph below summarizes the company's commitments going forward.

The Company has a note payable with a bank ("Note B"). The original amount of Note B was kr 1,132,000 Danish Krone (kr). Note B is secured by the subsidiary's real estate, with a 2.00% interest rate and 5.5 years left on the term. The balance on the note as of June 30, 2018 was $99,840. During the period ended June 30, 2018, the Company paid $17,405, in principal payments and $5,378 in interest.

The Company's commitments and contingencies are $257,040 for 2018 and $83,446 for the years 2019 through 2025 with a total of $226,869. The amounts stated reflect the Company's commitments in the currencies that those commitments were made and the amounts are an estimate of what the US dollar amount would be if the currency rates did not change going forward.

NOTE 7 - INCOME TAXES:

As of June 30, 2018, the Company had federal and state net operating loss carryforwards of approximately $4,353,794 of which approximately $928,000 may be utilized to offset future taxable income. Section 382 of the Internal Revenue Code imposes substantial restrictions on the utilization of net operating loss and tax credit carryforwards when a change in ownership occurs. No deferred tax debits have been recorded because it is considered unlikely that they will be realized. The loss carryforwards will expire during the fiscal years ended June 30 as follows:

Year	Amount
2019	548,000
2020	351,000
2021	29,000

Total	$928,000

The overall effective tax rate differs from the federal statutory tax rate of 21% due to operating losses and other deferred assets not providing benefit for income tax purposes.

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the Company's effective rate is as follows at June 30, 2017 and 2018:

	2018	2017
United States Statutory Income tax Rate	21%	35%
Increase (Decrease) in rate on income subject to Danish income tax rates	1%	(13)%
Decrease in rate resulting from Non-Deductible expenses	-	-

Income Tax Expense	22%	22%

The components of income tax expense (benefit) from continuing operations for the years ended June 30, 2018 and 2017 consisted of the following:

Current Tax Expense	2018	2017
Danish Income Tax Expense (Benefit)	$7,201	$(7,580)
Federal US Income Tax Expense (Benefit)
Current		-
Deferred	-	-
Total Income Tax Expense	$7,201	$(7,580)

Deferred income tax expense/(benefit) results primarily from the reversal of temporary timing differences between tax and financial statement income.

The Company had deferred tax income tax assets as of June 30, 2018 and 2017 as follows:

	2018	2017
Net operating loss carryforwards	$4,353,794	$4,355,360

Valuation allowance	(4,353,794)	(4,355,360)
Total net deferred tax assets	$-	$-

The Company has maintained a full valuation allowance against the total deferred tax assets for all period due to theuncertainty of future utilization.

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

Preferred Stock:

The Company is authorized to issue 10,000,000 shares of $0.01 par value of series 2 convertible preferred stock. The Company may issue any class of preferred shares in series. The board of directors has the authority to establish and designate series and to fix the number of shares included in each such series. Each Series 2 preferred share is convertible into two shares of common stock at the option of the holder.

Series 2 Convertible Preferred Stock:

Each Series 2 preferred share also includes one warrant to purchase two common shares for $5.00. The warrants are exercisable over a three-year period. In the event of the liquidation of the Company, holders of Series 2 preferred stock would be entitled to receive $5.00 per share, plus any unpaid dividends declared on the Series 2 preferred stock from the funds remaining after the Company's creditors, including directors, have been paid. There have been no dividends declared. There are 177,000 Series 2 Convertible Preferred shares designated. During November 1997, 172,000 shares of Series 2 preferred stock were converted into 344,000 shares of the Company's common stock. As of June 30, 2018, there are 5,000 shares issued, which are convertible into 2 common shares. There are no warrants outstanding that have been issued in connection with these preferred shares.

Series 3 Convertible Preferred Stock:

The Company has designated 1,670,000 shares of series 3 convertible preferred stock with apar value $0.01. Each share automatically converts on March 2, 2000 into either (a) one (1) share of the Company's common stock if the average closing price of the common stock during the ten trading days immediately prior to March 1, 2000 is equal to or greater than sixty-six cents ($0.66) per share, or (b) one and one-half (1 1/2) shares of common stock if the average closing price of the common stock during the ten trading days immediately prior March 1, 2000 is less than sixty-six cents ($0.66) per share. There are zero shares issued and outstanding at June 30, 2018.

Series 5 Convertible Preferred Stock:

The Company has designated 1 share of series 5 convertible preferred stock, no par value. There is 1 Series 5 Convertible Preferred shares designated. The shares are collectively convertible to common stock of the Company on March 5, 2004, in an amount equal to the greater of a.)290,000 shares divided by the ten day closing price, prior to the date of acquisition of IPS, of the Company's common stock as quoted on the national exchange and not to exceed twenty million shares, or b.) six million shares. There are zero shares issued and outstanding at June 30, 2018.

