Form 10-Q
period 2018-09-30
ADVANCED OXYGEN TECHNOLOGIES INC
filed 2018-10-17
CIK 352991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

ADVANCED OXYGEN TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	0-9951	91-1143622
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

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

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K(§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “an accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of October 16, 2018, there were 2,292,945 issued and outstanding shares of the registrant’s Common Stock, $.01 par value.

Documents incorporated by reference: None.

ADVANCED OXYGEN TECHNOLOGIES, INC.

	INDEX	Page
PART I

Item I:	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheet as of September 30, 2018 (unaudited) and June 30, 2018	3
	Condensed Consolidated Statement of Operations and Other Comprehensive Income (Loss) for the three months ended September 30, 2018 (unaudited) and September 30, 2017	4
	Condensed Consolidated Statement of Cash Flow for the three months ended September 30, 2018 and September 30, 2017 (unaudited)	5
	Notes to the Condensed Consolidated Financial Statements	6-10

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3:	Quantitative and Qualitative Disclosures about Market Risk	12
Item 4:	Controls and Procedures	12

PART II

Item 1:	Legal Proceedings	13
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3:	Defaults Upon Senior Securities	13
Item 4:	Mine Safety Disclosures	13
Item 5:	Other Information	13
Item 6.	Exhibits and Reports on Form 8-K	13
Signature		14
EXHIBIT 31.1, 31.2 Certifications of Officers		EX 31
EXHIBIT 32.1, 32.2 Certifications of Officers		EX 32
EXHIBIT 101.INS XBRL Instance		EX 101.INS
EXHIBIT 101.SCH XBRL Taxonomy Extension Schema Document		EX 101.SCH
EXHIBIT 101.CAL XBRL Taxonomy Extension Calculation Document		EX 101.CAL
EXHIBIT 101.DEF XBRL Taxonomy Extension Definition Document		EX 101.DEF
EXHIBIT 101.LAB XBRL Taxonomy Extension Labels Document		EX 101.LAB
EXHIBIT 101.PRE XBRL Taxonomy Extension Presentation Document		EX 101.PRE

PART 1: FINANCIAL INFORMATION

Item I: Condensed Consolidated Financial Statements for the three months ending September 30, 2018 (unaudited).

ADVANCED OXYGEN TECHNOLOGIES, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	June 30, 2018
ASSETS	(unaudited)

CURRENT ASSETS
Cash	$38,663	$53,415
Property tax receivable	1,766	1,772
Total current assets	40,429	55,187

FIXED ASSETS
Land and Buildings	629,240	632,712
TOTAL ASSETS	$669,669	$687,899

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,776	$750
Taxes payable	24,120	40,269
Note payable, current portion	143,332	143,422
Advances from a related party	114,150	112,255
Total current liabilities	283,378	296,696

Notes Payable	78,606	83,446

Total Long Term Liabilities	78,606	83,446

TOTAL LIABILITIES	361,984	380,142

STOCKHOLDERS’ EQUITY-
Convertible preferred stock, Series 2, par value $0.01; authorized 10,000,000 shares; issued and outstanding 5,000 at September 30, 2018 and June 30, 2018	50	50
Convertible preferred stock, Series 3, par value $0.01; authorized 1,670,000 shares; zero shares issued and outstanding	-	-
Convertible preferred stock, Series 5; no par value, 1 share authorized, zero shares issued and outstanding, respectively.	-	-
Common stock, par value $0.01; At September 30, 2018 and June 30, 2018, authorized 60,000,000 shares; issued and outstanding 2,292,945 shares.	22,929	22,929
Additional paid-in capital	20,953,991	20,953,991
Other Comprehensive Income	60,378	63,139
Accumulated deficit	(20,729,663)	(20,732,352)
TOTAL STOCKHOLDERS EQUITY	307,685	307,757
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$669,669	$687,899

See accompanying notes to condensed consolidated financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the three months ended September 30,
	2018	2017
Revenues

Real Estate Rentals	$9,673	$9,704

Total Revenues	9,673	9,704

Costs and Expenses
General & Administrative	1,861	1,984
Professional expenses	6,000	7,500

Total Operating Expenses	7,861	9,484

Income (Loss) from operations	1,812	220
Other income (expenses)
Interest Expense	(1,143)	(1,690)
Income before Income Taxes	669	(1,470)

Income Taxes Benefit (expense)	2,020	(1,652)

NET INCOME (LOSS)	$2,689	$(3,122)

Weighted average number of common shares outstanding
Basic	2,292,945	2,292,945
Dilutive	2,302,945	2,292,945
Basic Earnings per Share, 2,292,945 shares outstanding	$0.0011	$(0.0014)
Dilutive Earnings per Share, 2,302,945 shares fully diluted	$0.0011	$(0.0014)

COMPREHENSIVE INCOME
Other Income (Loss)
Foreign Currency Translation Adjustments	$(2,761)	$17,266
Total Comprehensive (Loss)	$(72)	$14,144

See accompanying notes to condensed consolidated financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net income (loss)	$2,689	$(3,122)
Adjustments to reconcile net income (loss) to net cash
Expenses paid on behalf of a related party	6,000	9,155
Changes in operating assets and liabilities Accounts payable	1,025	(155)
Taxes payable	(15,939)	(695)
Net cash provided by (used in) operating activities	(6,225)	5,183

Cash flow from financing activities:
Repayment of long term and related party debt	(8,440)	(11,100)
Net cash provided by (used in) financing activities	(8,440)	(11,100)

Change due to FX Translation	(284)	1,693

Net Decrease in Cash	(14,752)	(4,224)

Cash at beginning of the period	$53,415	$50,331
Cash at end of period	$38,663	$46,107

Supplemental Disclosure of Cashflow Information
Cash paid for Interest	1,143	1,690

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1- ORGANIZATION AND LINE OF BUSINESS

Organization and Basis of Presentation:

Advanced Oxygen Technologies Inc, (“the Company”), was incorporated in Delaware in 1981 under the name Aquanautics Corporation and was, from 1985 until May 1995, a startup stage specialty materials company producing new oxygen control technologies. From May of 1995 through December of 1997 the Company had minimal operations and was seeking funding for operations and companies to which it could merge or acquire. In March of 1998 the Company began operations again in California. From 1998 through 2000, the business produced and sold CD- ROMS for conference events, advertisement sales on the CD’s, database management and event marketing all associated with conference events. From 2000 through March of 2003, the business consisted solely of database management. From 2003 through April 2005, the business operations were derived totally from the Company’s wholly owned business, IP Service, ApS, a Danish IP security vulnerability company (“IP Service”). Since then, business operations have been solely derived from real estate rentals in Denmark through its wholly owned subsidiary.

The results of operations for the three months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending June 30, 2019. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the years ended June 30, 2018 and 2017 included in Form 10-K filed with the SEC.

Lines of Business:

The Company, through its wholly owned subsidiary Anton Nielsen Vojens ApS owns income producing commercial real estate leased until 2026. The real estate consists solely of the land with no buildings or improvements (Land). All improvements on the Land are those of the tenant.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Revenue recognition of rental income:

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), to update the financial reporting requirements for revenue recognition. Topic 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. It supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. This guidance became effective for the Company beginning on January 1, 2018, and entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. We adopted this standard using the modified retrospective approach on June 30, 2018.

In preparation for adoption of the standard, we have implemented internal controls and completed our impact assessment of implementing this guidance. We have evaluated each of the five steps in Topic 606, which are as follows: 1) identify the contract with the customer; 2) identify the performance obligations in the contract; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations; and 5) recognize revenue when (or as) performance obligations are satisfied.

We do not expect reported revenue to be affected materially in any period due to the adoption of ASC Topic 606 because: (1) we expect to identify similar performance obligations under ASC Topic 606 as compared with deliverables and separate units of account previously identified; (2) we have determined the transaction price to be consistent; and (3) we record revenue at the same point in time, upon delivery under both ASC Topic 605 and ASC Topic 606, as applicable under the terms of the contract with the customer. Additionally, we do not expect the accounting for fulfillment costs or costs incurred to obtain a contract to be affected materially in any period due to the adoption of Topic 606.

There are also certain considerations related to accounting policies, business processes and internal control over financial reporting that are associated with implementing Topic 606. We have evaluated our policies, processes, and control framework for revenue recognition, and identified and implemented the changes needed in response to the new guidance.

Lastly, disclosure requirements under the new guidance in Topic 606 have been significantly expanded in comparison to the disclosure requirements under the current guidance, including disclosures related to disaggregation of revenue into appropriate categories, performance obligations, the judgments made in revenue recognition determinations, adjustments to revenue which relate to activities from previous quarters or years, any significant reversals of revenue, and costs to obtain or fulfill contracts. We have designed and implemented the appropriate controls over gathering and reporting the information as required under Topic 606, in order to support the expanded disclosure requirements.

Property Plant and Equipment:

Land and buildings are recognized at cost. Land is carried at cost less accumulated impairment losses.

Foreign currency translation:

Foreign currency transactions are translated applying the current rate method. Assets and liabilities are translated at current rates. Stockholders’ equity accounts are translated at the appropriate historical rates and revenue and expenses are translated at weighted average rates for the year. Exchange rate differences that arise between the rate at the transaction date and the one in effect at the payment date, or at the balance sheet date, are recognized in the income statement.

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

Earnings per Share:

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of September 30, 2018 and September 30, 2017 there were 10,000 and 10,000 potential dilutive shares that need to be considered as common share equivalents. As of September 30, 2018, there were 10,000 potential dilutive shares and because of the net income, the effect of these potential common shares is dilutive for the period ended September 30, 2018. Because of the net loss at September 30, 2017, the effect of these potential common shares is anti-dilutive for the three month period ending September 30, 2017.

Cash and Cash Equivalents:

For purposes of the statement of cash flows, the Company considers all highly-liquid investments purchased with original maturities of three months or less to be cash equivalents.

The Company maintains its cash in bank deposit accounts which, at September 30, 2018 did not exceed federally insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on such amounts.

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

Recently Issued Accounting Standards:

On January 5, 2017 FASB issued Accounting Standards Update (“ASU”) 2017-01, Clarifying the Definition of a Business. This update amended the definition of a business, which is fundamental to the determination of whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. That distinction impacts how the acquisition is treated in the financial statements, for instance, whether deal costs are capitalized or expensed. The primary goal of ASU 2017-01 was to narrow that definition, which is generally expected to result in fewer transactions qualifying as business combinations. The Company is in the process of evaluating the impact of this new guidance.

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

In February 2015, the FASB issued Accounting Standards Update No. 2015-02 (ASU 2015-02) “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. It is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. We do not anticipate that the adoption of ASU 2015-02 will have any impact on our condensed consolidated financial statements.

Other recent accounting pronouncements issued by the FASB did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 3 - MAJOR CUSTOMER:

The Company’s subsidiary, Anton Nielsen Vojens, ApS has sales to one customer who is a non related party. For the period ending September 30, 2018 and September 30, 2017 the major customer concentrations were as follows:

	Percent of Sales for the Period ending September 30,
Customer	2018	2017
Circle K Denmark A/S, Formerly Statoil A/S	100%	100%

Total Sales from Major Customers	100%	100%

NOTE 4 - LAND AND BUILDINGS:

The Land owned by the Company’s wholly owned subsidiary constitutes the largest asset of the Company. During the three month period ending September 30, 2018 the Company recorded a decrease in the carrying value of the Land of $(3,472) due to the currency translation difference. The carrying value of the Land of the Company was as follows:

	Carrying Value of Land at September 30,
	2018	2017

US Dollars	$629,240	$640,868

NOTE 5 - RELATED PARTY TRANSACTIONS:

Crossfield, Inc., a company of which the CEO, Robert Wolfe is an officer and director, has made advances to the Company which are not collateralized, non-interest bearing, and payable upon demand, however, the Company did not expect to make payment within one year. During the three month period ended September 30, 2018 and September 30, 2017 the Company had a balance of $114,150 of $112,255 respectively. During the three month period ended September 30, 2018 and September 30, 2017 the Company was advanced $6,000 respectively, to meet expenses and repaid $4,055.

NOTE 6 - NOTES PAYABLE:

During 2006, the Company issued a promissory note (“Note”) for $650,000, payable to the Borkwood Development Ltd, a previous shareholder of the Company (“Seller”), payable and amortized monthly and carrying an interest at 5% per year. The Company has the right to prepay the note at any time with a notice of 14 days. To secure the payment of principal and interest the Sellers will receive a perfect lien and security interest in the Shares in the company ANV until the note with accrued interest is paid in full, and, 2) In the case that the Note has not been repaid within 12 months from the day of closing the Sellers have the right to convert the debt to common stock of Advanced Oxygen Technologies, Inc. in an amount of non-diluted shares calculated on the conversion Date, equal to the lesser of : a) Six hundred and Fifty thousand (650,000) or the Purchase Price minus the principal payments made by the buyer, whichever is greater, divided by the previous ten day closing price of AOXY as quoted on the national exchange, or b) Fifteen million shares, whichever is lesser. The Note has been extended until July 1, 2019, prior to period end and interest waived through the period ending June 30, 2019. Due to the extension, the note is not in default and therefore not convertible as of June 30, 2018. The balance on the note as of September 30, 2018 and June 30, 2018 was $127,029.

The Company has a note payable with a bank (“Note B”). The original amount of Note B was kr 1,132,000 Danish Krone (kr). Note B is secured by the subsidiary’s real estate, with a 2.00% interest rate and 4.75 years left on the term. The balance on the note as of September 30, 2018 was $94,911. During the period ended September 30, 2018, the Company paid $4,382 in principal payments and $1,143 in interest.

The Company’s commitments and contingencies are $243,655for 2018 and $62,302 for the years 2019 through 2025 with a total of $322,261. The amounts stated reflect the Company’s commitments in the currencies that those commitments were made and the amounts are an estimate of what the US dollar amount would be if the currency rates did not change. The Company’s commitment for bank payments would be $16,573 for the next quarter year, and $22,097 thereafter for another 5 years.

The amounts stated in this note reflect the Company’s commitments in the currencies that those commitments were made and the amounts are an estimate of what the US dollar amount would be if the currency rates did not change going forward.

NOTE 7 - SHAREHOLDERS’ EQUITY:

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

Series 2 Convertible Preferred Stock:

Each Series 2 preferred share also includes one warrant to purchase two common shares for $5.00. The warrants are exercisable over a three-year period. In the event of the liquidation of the Company, holders of Series 2 preferred stock would be entitled to receive $5.00 per share, plus any unpaid dividends declared on the Series 2 preferred stock from the funds remaining after the Company’s creditors, including directors, have been paid. There have been no dividends declared. There are 177,000 Series 2 Convertible Preferred shares designated. During November 1997, 172,000 shares of Series 2 preferred stock were converted into 344,000 shares of the Company’s common stock. As of June 30, 2018, there are 5,000 shares issued, which are convertible into 2 common shares. There are no warrants outstanding that have been issued in connection with these preferred shares.

Series 3 Convertible Preferred Stock:

The Company has designated 1,670,000 shares of series 3 convertible preferred stock with a par value $0.01. Each share automatically converts on March 2, 2000 into either (a) one (1) share of the Company’s common stock if the average closing price of the common stock during the ten trading days immediately prior to March 1, 2000 is equal to or greater than sixty-six cents ($0.66) per share, or (b) one and one-half (1 1/2) shares of common stock if the average closing price of the common stock during the ten trading days immediately prior March 1, 2000 is less than sixty-six cents ($0.66) per share. There are zero shares issued and outstanding at June 30, 2018.

Series 5 Convertible Preferred Stock:

The Company has designated 1 share of series 5 convertible preferred stock, no par value. There is 1 Series 5 Convertible Preferred shares designated. The shares are collectively convertible to common stock of the Company on March 5, 2004, in an amount equal to the greater of a.) 290,000 shares divided by the ten day closing price, prior to the date of acquisition of IPS, of the Company’s common stock as quoted on the national exchange and not to exceed twenty million shares, or b.) six million shares. There are zero shares issued and outstanding at June 30, 2018.

NOTE 8 - SUBSEQUENT EVENTS:

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report. There are no material subsequent events to report.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following should be read in conjunction with our Consolidated Financial Statements and the notes thereto included in the Financial Statements.

FORWARD LOOKING STATEMENTS:

Certain statements contained in this report, including statements concerning the Company’s future and financing requirements, the Company’s ability to obtain market acceptance of its products and the competitive market for sales of small production business’ and other statements contained herein regarding matters that are not historical facts, are forward looking statements; actual results may differ materially from those set forth in the forward looking statements, which statements involve risks and uncertainties, including without limitation to those risks and uncertainties set forth in any of the Company’s Registration Statements under the heading “Risk Factors” or any other such heading. In addition, historical performance of the Company should not be considered as an indicator for future performance, and as such, the future performance of the Company may differ significantly from historical performance.

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDING SEPTEMBER 30, 2018 COMPARED TO 2017:

Revenues: Revenues from operations for the three month period ending September 30, 2018 and September 30, 2017 were $9,673 and $9,704 respectively. They were attributable to operations of the Company’s wholly owned subsidiary Anton Nielsen Vojens. The fluctuation was due to currency fluctuations.

Selling, general and administrative expenses: G&A expenses for the three month period ending September 30, 2018 and September 30, 2017 were $1,861 and $1,984 respectively. The 2018 expenses are mainly attributable to ANV’s normal operations and the Company’s SEC compliance and the fluctuations are attributable to currency fluctuations and accounting costs.

Interest expense: Interest expense for the three month period ending September 30, 2018 and September 30, 2017 was $(1,143) and $(1,690) respectively. Interest expenses for 2018 are lower primarily due to the currency fluctuations and the reduction of debt.

Net income (loss) attributed to common stockholders: Net income (loss) attributed to common stockholders was $2,681 or $0.0011 per share for the three-month period ending September 30, 2018 as compared to $(3,122) or $(0.0014) per share for September 30, 2017. The fluctuations are mainly attributable to professional fees and currency fluctuations.

Liquidity and capital resources: At September 30, 2018 and June 30, 2018, the Company had cash and cash equivalents of $38,663 and $53,415 respectively. At September 30, 2018 and June 30, 2018, the Company had a working capital deficit of $242,949 and $241,509 respectively. The change in cash is primarily associated with currency fluctuations, and the decrease in the working capital deficit is primarily due to payment of debt and normal operations.

Net cash provided by (used in) operating activities for three month period ending September 30, 2018 and September 30, 2017 was $(6,225) and $5,183, respectively. The net cash used by operating activities was primarily due to the operations of ANV and the payment of ANV taxes.

Net cash (used in) financing activities for three months period ending September 30, 2018 and September 30, 2017 was $(8,440) and $(11,100) respectively. Net cash provided from or used for financing activities for both periods is related to the company’s borrowings from banks, officers and directors, and the repayment of debt.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded as of September 30, 2018 that our disclosure controls and procedures were not effective at ensuring that the material information required to be disclosed in the Exchange Act reports is recorded, processed, summarized and reported as required in applicable SEC rules and forms.

During the three month period ended September 30, 2018, there were no changes in our internal control over financial reporting identified in connection with managements evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II

ITEM 1: LEGAL PROCEEDINGS

During the period ending September 30, 2018, there were pending or threatened legal actions as follows:

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

During the 3 month period ending September 30, 2018, the Company filed no reports on Form 8-K

Exhibit Number	Description of the Document

3.1	Certificate of Incorporation as Amended and filed with the Secretary of State of Delaware effective on December 5, 2014(1)
3.2	Bylaws.(1)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

________________

(1)	Filed as an exhibit to the Company’s 8-K filed with the SEC on December 5, 2014 and incorporated herein by reference.

SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 16, 2018	By:	/s/ Robert E. Wolfe
Robert E. Wolfe
Chairman of the Board and Chief Executive Officer and Principal Financial Officer

