Form 10-Q
period 2018-12-31
ADVANCED OXYGEN TECHNOLOGIES INC
filed 2019-01-16
CIK 352991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of January 16, 2019, there were 2,292,945 issued and outstanding shares of the registrant’s Common Stock, $.01 par value.

Documents incorporated by reference: None.

ADVANCED OXYGEN TECHNOLOGIES, INC.

PART 1: FINANCIAL INFORMATION

Item I: Condensed Consolidated Financial Statements for the six months ending December 31, 2018 (unaudited) and year ending June 30, 2018.

ADVANCED OXYGEN TECHNOLOGIES, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2018	June 30, 2018
ASSETS	(unaudited)

CURRENT ASSETS
Cash	$44,347	$53,415
Property tax receivable	2,272	1,772
Total current assets	46,619	55,187

FIXED ASSETS
Land	619,973	632,712
TOTAL ASSETS	$666,592	$687,899

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$225	$750
Taxes payable	27,945	40,269
Notes payable, current portion	144,513	143,422
Advances from a related party	119,920	112,255
Total current liabilities	292,603	296,696

Notes Payable	71,689	83,446

Total Long -Term Liabilities	71,689	83,446

TOTAL LIABILITIES	364,292	380,142

STOCKHOLDERS’ EQUITY-
Convertible preferred stock, Series 2, par value $0.01; authorized 10,000,000 shares; issued and outstanding 5,000 at December 31, 2018 and June 30, 2018	50	50
Convertible preferred stock, Series 3, par value $0.01; authorized 1,670,000 shares; zero shares issued and outstanding	-	-
Convertible preferred stock, Series 5; no par value, 1 share authorized, zero shares issued and outstanding, respectively.	-	-
Common stock, par value $0.01; At December 31, 2018 and June 30, 2018, authorized 60,000,000 shares; issued and outstanding 2,292,945 shares.	22,929	22,929
Additional paid-in capital	20,953,991	20,953,991
Accumulated Other Comprehensive Income	52,219	63,139
Accumulated deficit	(20,726,889)	(20,732,352)
TOTAL STOCKHOLDERS EQUITY	302,300	307,757
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$666,592	$687,899

See accompanying notes to condensed consolidated financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS) (Unaudited)

	For the three months ended December 31,		For the six months ended December 31,
	2018	2017	2018	2017
Revenues

Real Estate Rentals	$9,488	$9,930	$19,161	$19,634

Total Revenues	9,488	9,930	19,161	19,634

Costs and Expenses
General & Administrative	1,315	1,226	3,176	3,210
Professional expenses	2,500	2,000	8,500	9,500
	-
Total Operating Expenses	3,815	3,226	11,676	12,710

Income (Loss) from operations before other income (expenses)	5,673	6,704	7,485	6,924
Other income (expenses)
Interest Expense	(1,070)	(1,406)	(2,213)	(3,096)
Income before Income Taxes	4,603	5,298	5,272	3,828

Income Taxes Expense (Benefit)	1,829	1,836	(191)	3,488

NET INCOME	$2,774	$3,462	$5,463	$340

Weighted average number of common shares outstanding	2,292,945	2,292,945	2,292,945	2,292,945
Dilutive average weighted number of common shares	2,302,945	2,292,945	2,302,945	2,292,945
Basic Net Income per Share	$0.0011	$0.0015	$0.0024	$0.0001
Dilutive Net Income per Share	$0.0012	$0.0015	$0.0024	$0.0001

COMPREHENSIVE INCOME
Other Income (Loss)
Translation Adjustments	$(7,963)	$9,105	$(10,920)	$26,371
Total Comprehensive Income (Loss)	$(5,188)	$12,567	$(5,457)	$26,711

See accompanying notes to condensed consolidated financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended December 31,
	2018	2017
Cash flows from operating activities
Net income (loss)	$5,463	$340
Adjustments to reconcile net income (loss) to net cash
Expenses paid on behalf of a related party	11,850	11,655
Changes in operating assets and liabilities Accounts payable	(525)	370
Prepaid Expenses	(525)
Taxes payable	(11,581)	3,620
Net cash provided by (used in) operating activities	4,682	15,985

Cash flow from financing activities:
Repayment of long term and related party debt	(12,724)	(18,431)
Net cash provided by (used in) financing activities	(12,724)	(18,431)

Change due to FX Translation	(1,026)	2,559

Net Increase in Cash	(9,068)	112

Cash at beginning of the period	$53,415	$50,331
Cash at end of period	$44,347	$50,443

Supplemental Disclosure of Cashflow Information
Cash paid for Interest	2,213	3,096

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

The results of operations for the six months ended December 31, 2018 are not necessarily indicative of the results to be expected for the year ending June 30, 2019. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the years ended June 30, 2018 and 2017 included in Form 10-K filed with the SEC.

Lines of Business:

The Company, through its wholly owned subsidiary Anton Nielsen Vojens ApS owns income producing commercial real estate leased until 2026. The real estate consists solely of the land with no buildings or improvements (Land). All improvements on the Land are those of the tenant.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Revenue recognition of rental income:

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), to update the financial reporting requirements for revenue recognition. Topic 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. It supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. This guidance became effective for the Company beginning on January 1, 2018, and entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. We adopted this standard using the modified retrospective approach on July 1, 2018.

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

Earnings per Share:

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of December 31, 2018 and December 31, 2017 there were 10,000 and 10,000 potential dilutive shares respectively that need to be considered as common share equivalents.

Cash and Cash Equivalents:

For purposes of the statement of cash flows, the Company considers all highly-liquid investments purchased with original maturities of six months or less to be cash equivalents.

The Company maintains its cash in bank deposit accounts which, at December 31, 2018 did not exceed federally insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on such amounts.

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

NOTE 3 - MAJOR CUSTOMER:

The Company's subsidiary, Anton Nielsen Vojens, ApS has sales to one customer who is a non related party. For the period ending December 31, 2018 and December 31, 2017 the major customer concentrations were as follows:

	Percent of Sales for the Period ending December 31,
Customer	2018	2017
Circle K Denmark A/S, Formerly Statoil A/S	100%	100%

Total Sales from Major Customers	100%	100%

NOTE 4 - LAND AND BUILDINGS:

The Land owned by the Company's wholly owned subsidiary constitutes the largest asset of the Company. During the six month period ending December 31, 2018 the Company recorded a decrease in the carrying value of the Land of $(12,739) due to the currency translation difference. The carrying value of the Land of the Company was as follows:

	Carrying Value of Land at
	December 31, 2018	June 30, 2018

US Dollars	$619,973	$632,712

NOTE 5 - RELATED PARTY TRANSACTIONS:

Crossfield, Inc., a company of which the CEO, Robert Wolfe is an officer and director, has made advances to the Company which are not collateralized, non-interest bearing, and payable upon demand, however, the Company did not expect to make payment within one year. During the six month period ended December 31, 2018 and December 31, 2017 the Company had a balance of $119,920 and $112,255 respectively. During the six-month period ended December 31, 2018 and December 31, 2017 the Company was advanced and had a net balance of $7,665 and $11,655 respectively.

NOTE 6 - NOTES PAYABLE:

During 2006, the Company issued a promissory note ("Note") for $650,000, payable to the Borkwood Development Ltd, a previous shareholder of the Company ("Seller"), payable and amortized monthly and carrying an interest at 5% per year. The Company has the right to prepay the note at any time with a notice of 14 days. To secure the payment of principal and interest the Sellers will receive a perfect lien and security interest in the Shares in the company ANV until the note with accrued interest is paid in full, and, 2) In the case that the Note has not been repaid within 12 months from the day of closing the Sellers have the right to convert the debt to common stock of Advanced Oxygen Technologies, Inc. in an amount of non-diluted shares calculated on the conversion Date, equal to the lesser of : a) Six hundred and Fifty thousand (650,000) or the Purchase Price minus the principal payments made by the buyer, whichever is greater, divided by the previous ten day closing price of AOXY as quoted on the national exchange, or b) Fifteen million shares, whichever is lesser. The Note has been extended until July 1, 2019, prior to period end and interest waived through the period ending June 30, 2019. Due to the extension, the note is not in default and therefore not convertible as of June 30, 2018. The balance on the note as of December 31, 2018 and June 30, 2018 was $127,029.

The Company has a note payable with a bank ("Note B"). The original amount of Note B was kr 1,132,000 Danish Krone (kr). Note B is secured by the subsidiary's real estate, with a 5.00% interest rate and 4 years left on the term. The balance on the note as of December 31, 2018 was $89,174. During the six month period ended December 31, 2018, the Company paid $8,656 in principal payments and $2,574 in interest.

The Company's commitments and contingencies are $264,433 for 2018 and $71,689 for the years 2019 through 2025 with a total of $317,558. The amounts stated reflect the Company's commitments in the currencies that those commitments were made and the amounts are an estimate of what the US dollar amount would be if the currency rates did not change. The Company's commitment for bank payments would be $10,236 for the next quarter year, and $40,944 thereafter for another 5 years.

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

Series 3 Convertible Preferred Stock:

The Company has designated 1,670,000 shares of series 3 convertible preferred stock with a par value $0.01. Each share automatically converts on March 2, 2000 into either (a) one (1) share of the Company's common stock if the average closing price of the common stock during the ten trading days immediately prior to March 1, 2000 is equal to or greater than sixty-six cents ($0.66) per share, or (b) one and one-half (1 1/2) shares of common stock if the average closing price of the common stock during the ten trading days immediately prior March 1, 2000 is less than sixty-six cents ($0.66) per share. There are zero shares issued and outstanding at December 31, 2018.

Series 5 Convertible Preferred Stock:

The Company has designated 1 share of series 5 convertible preferred stock, no par value. There is 1 Series 5 Convertible Preferred shares designated. The shares are collectively convertible to common stock of the Company on March 5, 2004, in an amount equal to the greater of a.) 290,000 shares divided by the ten day closing price, prior to the date of acquisition of IPS, of the Company's common stock as quoted on the national exchange and not to exceed twenty million shares, or b.) six million shares. There are zero shares issued and outstanding at December 31, 2018.

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

FORWARD LOOKING STATEMENTS:

Certain statements contained in this report, including statements concerning the Company's future and financing requirements, the Company's ability to obtain market acceptance of its products and the competitive market for sales of small production business and other statements contained herein regarding matters that are not historical facts, are forward looking statements; actual results may differ materially from those set forth in the forward looking statements, which statements involve risks and uncertainties, including without limitation to those risks and uncertainties set forth in any of the Company's Registration Statements under the heading "Risk Factors" or any other such heading. In addition, historical performance of the Company should not be considered as an indicator for future performance, and as such, the future performance of the Company may differ significantly from historical performance.

Revenues: Revenues from operations for the three month period ending December 31, 2018 and December 31, 2017 were $9,488 and $9,930 respectively, and the revenues from operations for the six month period ending December 31, 2018 and December 31, 2017 were $19,161 and $19,634 respectively. They were attributable to operations of the Company's wholly owned subsidiary Anton Nielsen Vojens. The fluctuation was due to currency fluctuations.

Selling, general and administrative expenses: G&A expenses for the three month period ending December 31, 2018 and December 31, 2017 were $1,315 and $1,228 respectively, and the G&A expenses for the six month period ending December 31, 2018 and December 31, 2017 were $3,176 and $3,210 respectively The 2018 expenses are mainly attributable to ANV's normal operations and the Company's SEC compliance and the fluctuations are attributable to currency fluctuations and accounting costs.

Interest expense: Interest expense for the three month period ending December 31, 2018 and December 31, 2017 was $1,070 and $1,406 respectively. Interest expense for the six month period ending December 31, 2018 and December 31, 2017 was $2,213 and $3,096 respectively. Interest expenses for 2018 are lower primarily due to the currency fluctuations and the reduction of debt.

Net income (loss) attributed to common stockholders: Net income (loss) attributed to common stockholders was $2,774 or $0.0012 per share for the three-month period ending December 31, 2018 as compared to $3,462 or $0.0015 per share for December 31, 2017. Net income (loss) attributed to common stockholders was $5,463 or $0.0024 per share for the six month period ending December 31, 2018 as compared to $340 or $0.0001 per share for December 31, 2017. The fluctuations are mainly attributable to professional fees and currency fluctuations.

Liquidity and capital resources: At December 31, 2018 and June 30, 2018, the Company had cash and cash equivalents of $44,347 and $53,415 respectively. At December 31, 2018 and June 30, 2018, the Company had a working capital deficit of $245,984 and $241,509 respectively. The change in cash is primarily associated with currency fluctuations, and the decrease in the working capital deficit is primarily due to payment of debt and normal operations.

Net cash provided by (used in) operating activities for six month period ending December 31, 2018 and December 31, 2017 was $4,682 and $15,985, respectively. The net cash used by operating activities was primarily due to the operations of ANV and the payment of ANV taxes.

Net cash (used in) financing activities for six months period ending December 31, 2018 and December 31, 2017 was $(12,724) and $(12,413) respectively. Net cash provided from or used for financing activities for both periods is related to the company's borrowings from banks, officers and directors, and the repayment of debt.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded as of December 31, 2018 that our disclosure controls and procedures were not effective at ensuring that the material information required to be disclosed in the Exchange Act reports is recorded, processed, summarized and reported as required in applicable SEC rules and forms.

During the six month period ended December 31, 2018, there were no changes in our internal control over financial reporting identified in connection with managements evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II

ITEM 1: LEGAL PROCEEDINGS

During the period ending December 31, 2018, there were pending or threatened legal actions as follows:

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

During the 6 month period ending December 31, 2018, the Company filed no reports on Form 8-K

Exhibit Number	Description of the Document

3.1	Certificate of Incorporation as Amended and filed with the Secretary of State of Delaware effective on December 5, 2014(1)
3.2	Bylaws.(1)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002..
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002..
32.1	Certification of Chief Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

________________

(1)	Filed as an exhibit to the Company’s 8-K filed with the SEC on December 5, 2014 and incorporated herein by reference.

SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 16, 2019	By:	/s/ Robert E. Wolfe
Robert E. Wolfe
Chairman of the Board and Chief Executive Officer and Principal Financial Officer

