Form 10-Q
period 2019-03-31
ADVANCED OXYGEN TECHNOLOGIES INC
filed 2019-04-17
CIK 352991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019
Or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Check one: Yes☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of April 17, 2019, there were 2,292,945 issued and outstanding shares of the registrant’s Common Stock, $.01 par value.

Documents incorporated by reference: None.

ADVANCED OXYGEN TECHNOLOGIES, INC.

	INDEX	Page
PART I

Item I:	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheet as of March 31, 2019 (unaudited) and June 30, 2018	3
	Condensed Consolidated Statement of Operations and Other Comprehensive Income (Loss) for the three and nine months ended March 31, 2019 and March 31, 2018 (unaudited)	4
	Condensed Consolidate Statements of Stockholders' Equity for the Nine-Months ending March 31, 2019	5
	Condensed Consolidated Statement of Cash Flow for the nine months ended March 31, 2019 and March 31, 2018 (unaudited)	5
	Notes to the Condensed Consolidated Financial Statements	7-11
Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3:	Quantitative and Qualitative Disclosures about Market Risk	13
Item 4:	Controls and Procedures	13

PART II

Item 1:	Legal Proceedings	14
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3:	Defaults Upon Senior Securities	14
Item 4:	Mine Safety Disclosures	14
Item 5:	Other Information	14
Item 6.	Exhibits and Reports on Form 8-K	14
Signature		15
EXHIBIT 31.1, 31.2 Certifications of Officers		EX 31
EXHIBIT 32.1, 32.2 Certifications of Officers		EX 32
EXHIBIT 101.INS XBRL Instance		EX 101.INS
EXHIBIT 101.SCH XBRL Taxonomy Extension Schema Document		EX 101.SCH
EXHIBIT 101.CAL XBRL Taxonomy Extension Calculation Document		EX 101.CAL
EXHIBIT 101.DEF XBRL Taxonomy Extension Definition Document		EX 101.DEF
EXHIBIT 101.LAB XBRL Taxonomy Extension Labels Document		EX 101.LAB
EXHIBIT 101.PRE XBRL Taxonomy Extension Presentation Document		EX 101.PRE

PART 1: FINANCIAL INFORMATION

Item I: Condensed Consolidated Financial Statements for the nine-months ending March 31, 2019 (unaudited) and year ending June 30, 2018.

ADVANCED OXYGEN TECHNOLOGIES, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019	June 30, 2018
ASSETS	(unaudited)

CURRENT ASSETS
Cash	$38,584	$53,415
Property tax receivable	1,722	1,772
Total current assets	40,306	55,187

FIXED ASSETS
Land	607,197	632,712
TOTAL ASSETS	$647,503	$687,899

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$725	$750
Taxes payable	26,485	40,269
Notes payable, current portion	144,154	143,422
Advances from a related party	119,902	112,255
Total current liabilities	291,266	296,696

Notes Payable	65,941	83,446

Total Long -Term Liabilities	65,941	83,446

TOTAL LIABILITIES	357,207	380,142

STOCKHOLDERS’ EQUITY-
Convertible preferred stock, Series 2, par value $0.01; authorized 10,000,000 shares; issued and outstanding 5,000 at March 31, 2019 and June 30, 2018	50	50
Convertible preferred stock, Series 3, par value $0.01; authorized 1,670,000 shares; zero shares issued and outstanding	-	-
Convertible preferred stock, Series 5; no par value, 1 share authorized, zero shares issued and outstanding, respectively.	-	-
Common stock, par value $0.01; At March 31, 2019 and June 30, 2018, authorized 60,000,000 shares; issued and outstanding 2,292,945 shares.	22,929	22,929
Additional paid-in capital	20,953,991	20,953,991
Accumulated Other Comprehensive Income	41,053	63,139
Accumulated deficit	(20,727,727)	(20,732,352)
TOTAL STOCKHOLDERS EQUITY	290,296	307,757
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$647,503	$687,899

See accompanying notes to condensed consolidated financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS) (Unaudited)

	For the three months ended March 31,		For the nine months ended March 31,
	2019	2018	2019	2018
Revenues

Real Estate Rentals	$9,528	$10,215	$28,689	$29,849

Total Revenues	9,528	10,215	28,689	29,849

Costs and Expenses
General & Administrative	1,316	1,183	4,492	4,393
Professional expenses	2,500	2,000	11,000	11,500
	-
Total Operating Expenses	3,816	3,183	15,492	15,893

Income (Loss) from operations before other income (expenses)	5,712	7,032	13,197	13,956
Other income (expenses)
Interest Expense	(1,014)	(1,454)	(3,227)	(4,550)
Income before Income Taxes	4,698	5,578	9,970	9,406

Income Taxes Expense (Benefit)	5,536	1,892	5,345	5,380

NET INCOME (LOSS)	$(838)	$3,686	$4,625	$4,026

Weighted average number of common shares outstanding	2,292,945	2,292,945	2,292,945	2,292,945
Dilutive average weighted number of common shares	2,292,945	2,302,945	2,302,945	2,302,945
Basic Net Income (loss) per Share	$(0.0004)	$0.0016	$0.0020	$0.0018
Dilutive Net Income (loss) per Share	$(0.004)	$0.0016	$0.0020	$0.0018

COMPREHENSIVE INCOME
Other Income (Loss)
Translation Adjustments	$(11,166)	$16,557	$(22,086)	$42,928
Total Comprehensive Income (Loss)	$(12,004)	$20,243	$(17,461)	$46,954

See accompanying notes to condensed consolidated financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Nine-Month Period Ending March 31, 2019
	Preferred Stock
	Convertible Series 2, par value $0.01, $25,000 liquidating Preference		Common Stock		Additional Paid In Capital	Accumulated Deficit	Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balance at June 30, 2018	5,000	50	2,292,945	22,929	20,953,991	(20,732,352)	63,139	307,7857
Net Income						2,689		2,689
Foreign Currency Translation Adjustment							(2,761)	(2,761)

Balance at September 30, 2018	5,000	50	2,292,945	22,929	20,953,991	(20,729,663)	60,378	307,685
Net Income						2,774		2,774
Foreign Currency Translation Adjustment							(8,159)	(8,159)

Balance at December 31, 2018	5,000	50	2,292,945	22,929	20,953,991	(20,726,889)	52,209	302,300
Net Income						(838)		(838)
Foreign Currency Translation Adjustment							(11,166)	(11,166)

Balance at March 31, 2019	5,000	50	2,292,945	22,929	20,953,991	(20,727,727)	41,053	290,296

 See accompanying notes to the consolidated financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net income (loss)	$4,625	$4,026
Adjustments to reconcile net income (loss) to net cash:
Expenses paid on behalf of a related party	14,350	16,755
Changes in operating assets and liabilities:
Accounts payable	(25)	(1,181)
Prepaid Expenses	-	(525)
Taxes payable	(12,427)	5,139
Net cash provided by (used in) operating activities	6,523	24,214

Cash flow from financing activities:
Repayment of long term and related party debt	(19,483)	(26,095)
Net cash provided by (used in) financing activities	(19,483)	(26,095)

Change due to FX Translation	(1,871)	4,148

Net Increase in Cash	(14,831)	2,267

Cash at beginning of the period	$53,415	$50,331
Cash at end of period	$38,584	$52,598

Supplemental Disclosure of Cashflow Information
Cash paid for Interest	3,227	4,550

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

The results of operations for the nine-months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending June 30, 2019. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the years ended June 30, 2018 and 2017 included in Form 10-K filed with the SEC.

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

Revenue was not affected materially in any period due to the adoption of ASC Topic 606 because: (1) we identified similar performance obligations under ASC Topic 606 as compared with deliverables and separate units of account previously identified; (2) we determined the transaction price to be consistent; and (3) we recorded revenue at the same point in time, upon delivery under both ASC Topic 605 and ASC Topic 606, as applicable under the terms of the contract with the customer. Additionally, the accounting for fulfillment costs or costs incurred to obtain a contract were not affected materially in any period due to the adoption of Topic 606.

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

Earnings per Share:

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of March 31, 2019 and March 31, 2018 there were 10,000 and 10,000 potential dilutive shares respectively that need to be considered as common share equivalents.

Cash and Cash Equivalents:

For purposes of the statement of cash flows, the Company considers all highly-liquid investments purchased with original maturities of three-months or less to be cash equivalents.

The Company maintains its cash in bank deposit accounts which, at March 31, 2019 did not exceed federally insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on such amounts.

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

NOTE 3 - MAJOR CUSTOMER:

The Company's subsidiary, Anton Nielsen Vojens, ApS has sales to one customer who is a non related party. For the period ending March 31, 2019 and March 31, 2018 the major customer concentrations were as follows:

	Percent of Sales for the Period ending March 31,
Customer	2019	2018
Circle K Denmark A/S, Formerly Statoil A/S	100%	100%

Total Sales from Major Customers	100%	100%

NOTE 4 - LAND AND BUILDINGS:

The Land owned by the Company's wholly owned subsidiary constitutes the largest asset of the Company. During the nine-month period ending March 31, 2019 the Company recorded a decrease in the carrying value of the Land of $(25,514) due to the currency translation difference. The carrying value of the Land of the Company was as follows:

	Carrying Value of Land at
	March 31, 2019	June 30, 2018

US Dollars	$607,197	$632,712

NOTE 5 - RELATED PARTY TRANSACTIONS:

Crossfield, Inc., a company of which the CEO, Robert Wolfe is an officer and director, has made advances to the Company which are not collateralized, non-interest bearing, and payable upon demand, however, the Company did not expect to make payment within one year. At March 31, 2019 and March 31, 2018 the Company had a balance of $119,902 and $110,343 respectively. During the nine-month period ended March 31, 2019 and March 31, 2018 the Company was advanced $14,350 and $16,755 respectively.

NOTE 6 - NOTES PAYABLE:

During 2006, the Company issued a promissory note ("Note") for $650,000, payable to the Borkwood Development Ltd, a previous shareholder of the Company ("Seller"), payable and amortized monthly and carrying an interest at 5% per year. The Company has the right to prepay the note at any time with a notice of 14 days. To secure the payment of principal and interest the Sellers will receive a perfect lien and security interest in the Shares in the company ANV until the note with accrued interest is paid in full, and, 2) In the case that the Note has not been repaid within 12 months from the day of closing the Sellers have the right to convert the debt to common stock of Advanced Oxygen Technologies, Inc. in an amount of non-diluted shares calculated on the conversion Date, equal to the lesser of : a) Six hundred and Fifty thousand (650,000) or the Purchase Price minus the principal payments made by the buyer, whichever is greater, divided by the previous ten day closing price of AOXY as quoted on the national exchange, or b) Fifteen million shares, whichever is lesser. The Note has been extended until July 1, 2019, prior to period end and interest waived through the period ending June 30, 2019. Due to the extension, the note is not in default and therefore not convertible as of June 30, 2018. The balance on the note as of March 31, 2019 and June 30, 2018 was $127,029.

The Company has a note payable with a bank ("Note B"). The original amount of Note B was kr 1,132,000 Danish Krone (kr). Note B is secured by the subsidiary's real estate, with a 5.00% interest rate and 4.7 years left on the term. The balance on the note as of March 31, 2019 was $83,066. During the nine-month period ended March 31, 2019, the Company paid $12,748 in principal payments and $3,159 in interest.

The Company's commitments and contingencies are $132,273 for the remainder of the year ending June 30, 2019 and $20,977 for the years 2020 through 2025 with a total of $210,095. The amounts stated reflect the Company's commitments in the currencies that those commitments were made and the amounts are an estimate of what the US dollar amount would be if the currency rates did not change. The Company's commitment for bank payments would be $5,244 for the next quarter year, and $20,977 per year thereafter for another 5 years.

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

Series 3 Convertible Preferred Stock:

The Company has designated 1,670,000 shares of series 3 convertible preferred stock with a par value $0.01. Each share automatically converts on March 2, 2000 into either (a) one (1) share of the Company's common stock if the average closing price of the common stock during the ten trading days immediately prior to March 1, 2000 is equal to or greater than sixty-six cents ($0.66) per share, or (b) one and one-half (1 1/2) shares of common stock if the average closing price of the common stock during the ten trading days immediately prior March 1, 2000 is less than sixty-six cents ($0.66) per share. There are zero shares issued and outstanding at March 31, 2019.

Series 5 Convertible Preferred Stock:

The Company has designated 1 share of series 5 convertible preferred stock, no par value. There is 1 Series 5 Convertible Preferred shares designated. The shares are collectively convertible to common stock of the Company on March 5, 2004, in an amount equal to the greater of a.) 290,000 shares divided by the ten day closing price, prior to the date of acquisition of IPS, of the Company's common stock as quoted on the national exchange and not to exceed twenty million shares, or b.) six million shares. There are zero shares issued and outstanding at March 31, 2019.

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

Revenues: Revenues from operations for the three-month period ending March 31, 2019 and March 31, 2018 were $9,528 and $10,215 respectively, and the revenues from operations for the nine-month period ending March 31, 2019 and March 31, 2018 were $28,689 and $29,849 respectively. The revenues were attributable to operations of the Company's wholly owned subsidiary Anton Nielsen Vojens. The fluctuation was due to currency fluctuations.

Selling, general and administrative expenses: G&A expenses for the three-month period ending March 31, 2019 and March 31, 2018 were $1,316 and $1,183 respectively, and the G&A expenses for the nine-month period ending March 31, 2019 and March 31, 2018 were $4,492 and $4,393 respectively. The expenses are mainly attributable to ANV's normal operations and the Company's SEC compliance and the fluctuations are attributable to currency fluctuations.

Professional expenses: Professional expenses for the three-month period ending March 31, 2019 and March 31, 2018 were $2,500 and $2,000 respectively, and the professional expenses for the nine-month period ending March 31, 2019 and March 31, 2018 were $11,000 and $11,500 respectively. The expenses are mainly attributable to the Company's independent auditors.

Interest expense: Interest expense for the three-month period ending March 31, 2019 and March 31, 2018 was $1,014 and $1,454 respectively. Interest expense for the nine-month period ending March 31, 2019 and March 31, 2018 was $3,227 and $4,550 respectively. Interest expenses for 2019 are lower primarily due to the currency fluctuations and the reduction of debt.

Net income (loss) attributed to common stockholders: Net income (loss) attributed to common stockholders was $(838) or $(0.0004) per share for the three-month period ending March 31, 2019 as compared to $3,686 or $0.0016 per share for the three-month perioding ending March 31, 2018. Net income (loss) attributed to common stockholders was $4,625 or $0.0020 per share for the nine-month period ending March 31, 2019 as compared to $4,026 or $0.0018 per share for the nine-month period ending March 31, 2018. The fluctuations are mainly attributable to professional fees and currency fluctuations.

Liquidity and capital resources: At March 31, 2019 and June 30, 2018, the Company had cash and cash equivalents of $38,584 and $53,415 respectively. At March 31, 2019 and June 30, 2018, the Company had a working capital deficit of $250,960 and $241,509 respectively. The change in cash is primarily associated with currency fluctuations, and the decrease in the working capital deficit is primarily due to payment of debt and normal operations.

Net cash provided by (used in) operating activities for nine-month period ending March 31, 2019 and March 31, 2018 was $6,523 and $24,214, respectively. The net cash used by operating activities was primarily due to the operations of ANV and the payment of ANV taxes.

Net cash provided from (used for) financing activities for nine-months period ending March 31, 2019 and March 31, 2018 was $(19,483) and $(26,095) respectively. Net cash provided from or used for financing activities for both periods is related to the company's borrowings from banks, officers and directors, and the repayment of debt.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded as of March 31, 2019 that our disclosure controls and procedures were not effective at ensuring that the material information required to be disclosed in the Exchange Act reports is recorded, processed, summarized and reported as required in applicable SEC rules and forms.

During the six month period ended March 31, 2019, there were no changes in our internal control over financial reporting identified in connection with managements evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II

ITEM 1: LEGAL PROCEEDINGS

During the period ending March 31, 2019, there were pending or threatened legal actions as follows:

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

During the nine-month period ending March 31, 2019, the Company filed no reports on Form 8-K

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

Date: April 17, 2019	By:	/s/ Robert E. Wolfe
Robert E. Wolfe
Chairman of the Board and Chief Executive Officer and Principal Financial Officer

