Form 10-K
period 2019-06-30
ADVANCED OXYGEN TECHNOLOGIES INC
filed 2019-08-16
CIK 352991

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019

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

(212) 727-7085

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: ☐

Title of Class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 Par Value	AOXY	OTC:PINK

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

The aggregate market value of Common Stock at December 29, 2018 held by non-affiliates approximated $142,851, based upon the average bid and asked prices for a share of Common Stock on that date. For purposes of this calculation, persons owning 10% or more of the shares of Common Stock are assumed to be affiliates, although such persons are not necessarily affiliates for any other purpose. As of August 16, 2019, there were 2,292,945 issued shares and outstanding shares of the registrant's Common Stock, $0.01 par value.

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

PART I

ITEM 1- DESCRIPTION OF BUSINESS

GENERAL:

Advanced Oxygen Technologies, Inc. ("Advanced Oxygen Technologies", "AOXY", or the "Company") sole operations are derived from its wholly owned subsidiary Anton Nielsen Vojens, ApS ("ANV"). ANV is a Danish company that owns commercial real estate in Vojens, Denmark. ANV's revenues are derived solely from the lease revenue from its real estate. Circle K Denmark A/S, formerly StatOil A/S, leases the facility from ANV. The lease expires in 2026.

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

COMPANY OBJECTIVE AND MISSION:

The Company currently shares its location with a related company of the President of the Company. The Company owns 100% of a subsidiary, Anton Nielsen Vojens, ApS ("ANV"). ANV owns and leases commercial real estate to Circle K Denmark A/S, formerly StatOil A/S a Danish company. The lease expires in 2026. Through this lease, the Company believes that the operations of ANV will continue to produce revenues.

The Company continues its efforts to raise capital to support operations and growth, and is actively searching acquisitions or mergers with another company that would complement the Company and increase its earnings potential.

COMPETITION:

The Company's subsidiary ANV revenues are currently derived from its lease revenues of its commercial real estate holding. With the global changes in the economies during the year ended June 30, 2019, the Company's direct competition would be other vacant commercial real estate entities. The Company believes that there are no identifiable direct competitors.

CUSTOMERS:

The Company's subsidiary ANV currently has one customer, Circle K Denmark A/S, formerly StatOil AS., Copenhagen Denmark.

EMPLOYEES:

As of June 30, 2019 the Company had a total of 1 employee.

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

WE ARE SUBJECT TO RISKS ASSOCIATED WITH FOREIGN CURRENCY

ANV is a Danish company with operations only in Denmark. During the year ended June 30, 2019 and 2018, foreign revenues accounted for 100% of our total revenue. As a result, we are subject to risks associated with generating revenue in multiple countries, including:

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

ITEM 3. LEGAL PROCEEDINGS

During the period ending June 30, 2019, the pending or threatened legal actions as follows:

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

Fiscal Year Ended June 30, 2019	High	Low
First Quarter	0.198	0.130
Second Quarter	0.168	0.113
Third Quarter	0.161	0.112
Fourth Quarter	0.180	0.111

Fiscal Year Ended June 30, 2018	High	Low
First Quarter	0.490	0.100
Second Quarter	0.180	0.1001
Third Quarter	0.23	0.100
Fourth Quarter	0.200	0.130

HOLDERS

At June 30, 2019 the company had 1,556 shareholders of record. At June 28, 2019, the closing bid price of the Company's Common Stock as reported by the National Quotation Bureau, Inc., was $0.115.

DIVIDENDS

We have not paid or declared any dividends on our common stock since our inception. Our Board of Directors does not expect to declare cash dividends on our common stock in the near future. We anticipate that we will retain our future earnings to finance the continuing development of our business.

RECENT SALES OF UNREGISTERED SECURITIES

During the year ended June 30, 2019, we had no issuances of unregistered securities.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The SEC defines critical accounting policies as those that are, in management's view, most important to the portrayal of our financial condition and results of operations and those that require significant judgments and estimates.

The discussion and analysis of our financial condition and results of operations is based upon our financial statements that have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities. On an on-going basis, we evaluate our estimates including the allowance for doubtful accounts, the salability and recoverability of inventory, income taxes and contingencies. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We cannot predict what future laws and regulations might be passed that could have a material effect on our results of operations. We assess the impact of significant changes in laws and regulations on a regular basis and update the assumptions and estimates used to prepare our financial statements when we deem it necessary.

Revenue recognition of rental income:

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), to update the financial reporting requirements for revenue recognition. Topic 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. It supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. This guidance became effective for the Company beginning on July 1, 2018, and entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. We adopted this standard using the modified retrospective approach on July 1, 2018.

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

Revenue was not affected materially in any period due to the adoption of ASC Topic 606 because: (1) we identified similar performance obligations under ASC Topic 606 as compared with deliverables and separate units of account previously identified; our performance obligation is to provide the land; (2) we determined the transaction price to be consistent; the lease agreement with the customer specifies the transaction price; and (3) we recorded revenue at the same point in time, upon delivery under both ASC Topic 605 and ASC Topic 606, as applicable under the terms of the contract with the customer. Additionally, the accounting for fulfillment costs or costs incurred to obtain a contract were not affected materially in any period due to the adoption of Topic 606.

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

Net Earnings per Share:

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of June 30, 2019 and June 30, 2018 there were 10,000 and 10,000, respectively potential dilutive shares.

Cash and Cash Equivalents:

For purposes of the statement of cash flows, the Company considers all highly-liquid investments purchased with original maturities of three-months or less to be cash equivalents.

The Company maintains its cash in bank deposit accounts which, at June 30, 2019 did not exceed federally insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on such amounts.

Estimates:

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

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

RESULTS OF OPERATIONS 2019 COMPARED TO 2018

REVENUES. Revenues from operations were $38,408 in 2019 compared to $39,770 in 2018. The decrease was attributable to the currency fluctuations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. G&A expenses were $3,634 in 2019 compared to $3,481 in 2018. The expenses are attributable to ANV's normal operations and the Company's SEC compliance and the fluctuations are attributable to currency fluctuations and accounting costs.

PROFESSIONAL EXPENSES. The professional expenses were $15,600 in 2019 compared to $15,825 in 2018. The expenses were attributable to ordinary audit.

PROFESSIONAL EXPENSES. The professional expenses were $15,600 in 2019 compared to $15,825 in 2018. The expenses were attributable to ordinary audit and transfer agent fees.

NET INCOME. Net income attributed to common stockholders was $8,111 or $0.00 per share for 2019 as compared to $7,456 or $0.00 per share for 2019 and the 2018 result was less and mainly attributable to the reduction of debt.

LIQUIDITY AND CAPITAL RESOURCES. As of June 30, 2019 the Company had $43,098 of cash and cash equivalents and working capital deficit of $251,829 compared to June 30, 2018 the Company had $53,415 of cash and cash equivalents and working capital deficit of $241,509. The change in cash is primarily due to the ANV'S payment of debt and normal operations. The decrease in the working capital is primarily related to the operations of ANV.

Net cash provided by operating activities for 2019 and 2018 was $17,411 and $34,974 respectively.

Net cash (used for) financing activities for 2019 and 2018 was $(26,282) and $(32,907) respectively. Net cash provided from or used for financing activities for both periods is related to the company's borrowings from banks, officers and directors, and the repayment of debt.

OFF BALANCE SHEET ARRANGEMENTS

We do not currently have any off balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE MARKET DISCLOSURES ABOUT RISK

Not required.

ITEM 8. AUDITED CONSOLIDATED FINANCIAL STATEMENTS

See the consolidated financial statements on Exhibit F for the period ending June 30, 2019 and June 30, 2018.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURE

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded as of June 30, 2019 that our disclosure controls and procedures were not effective at ensuring that the material information required to be disclosed in the Exchange Act reports is recorded, processed, summarized and reported as required in applicable SEC rules and forms.

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of June 30, 2019.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Set forth below is information regarding the Company's directors and executive officers, including information furnished by them as to their principal occupations for the last five years, other directorships held by them and their ages as of June 30, 2019. All directors are elected for one-year terms, which expire as of the date of the Company's annual meeting.

Name	Age	Position	Director Since:
Robert E. Wolfe	56	Chairman of the Board, CEO, and CFO	1997
Lawrence Donofrio	68	Director	2003

Robert Wolfe has been the Chairman and CEO for Advanced Oxygen Technologies Inc. since 1997. Concurrently he has been the President and CEO of Crossfield, Inc. a corporate consulting company. Enochian Biosciences, Inc. ("ENOB"), a company that engages in the research and development, manufacturing and clinical trials of pharmaceutical and biological products for the human treatment of cancer using the dendritic cell technology appointed Robert Wolfe as the CFO from July 11, 2017 to January 9, 2019 and as the CFO and Director from January 1, 2014 to April 28, 2015. From 1992-1993 he was Vice President and partner for CFI, NY Ltd. A Subsidiary of Corporate Financial Investments, PLC, London. , effective immediately.

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

Audit Committee Financial Expert

As of June 30, 2019, we do not have an audit committee financial expert, as that term is defined in Item 407(d)(5) of Regulation S-B, because at this time our current level of operations and the cost of retaining such a financial expert are prohibitive. The Board of Directors as a whole fulfilled the duties normally assigned to an audit committee.

Code of Ethics

As of June 30, 2019, we have a code of ethics that applies to our Principal Executive Officer and Principal Financial and Accounting Officer(s) and to all of our staff. While we are a small company we believe that our code of ethics directs the Company to practice its business in an ethical way.

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

ITEM 11. EXECUTIVE COMPENSATION

Robert Wolfe, Chairman and CEO has waived his $500,000 annual salary for the year ending June 30, 2019. No officer or director received any compensation from the Company during the last fiscal year. The Company paid no bonuses in the last three fiscal years ended June 30, 2019 to officers or other employees.

The following table sets forth the total compensation paid or accrued to its Chief Executive Officer and Chief Financial Officer, Robert E. Wolfe during the fiscal year ending June 30, 2019. There were no other corporate officers in any of the last three fiscal years.

EXECUTIVE COMPENSATION

Name	Yr.	Salary	Bonus	Other Compensation	Restricted Awards	LTIP Awards	Other

Robert E. Wolfe	2019	-	-	-	-	-	-

EMPLOYMENT AGREEMENTS

We do not currently have any oral or written employment contracts, severance or change-in-control agreements with any of our executive officers.

OPTION GRANTS DURING 1999; VALUE OF OPTIONS AT YEAR-END

The following tables set forth certain information covering the grant of options to the Company's Chief Executive Officer and Chief Financial Officer, Robert E. Wolfe during the fiscal year ended June 30, 2019 and unexercised options held as of that date. Mr. Wolfe did not exercise any options during fiscal 2019.

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

Issuable Shares

As of September 20, 1995, approximately 374,000 shares of Common Stock had been issued upon the exercise of options granted under the Option Plans, no shares of Common Stock were subject to outstanding options under the Options Plans and 626,000 shares of Common Stock were available for issuance under future option grants. From July 1, 1991 to September 20, 1995, options were granted at exercise prices ranging from $1.22 to $8.15 per share. The exercise price of each option was equal to 85% of the closing bid price of Company's Common Stock as reported on the NASDAQ Over the Counter Bulletin Board Exchange. Due to employee terminations, all options became void in August 1995. As of September 30, 2001, 1,000,000 shares of Common Stock were available for issuance under future option grants and were still available at June 30, 2019.

Board of Directors Compensation

As of June 30, 2019 the directors did not receive any compensation for serving as members of the Board.

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

During the fiscal year ended June 30, 2019, no options were granted to non-employee Board members.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of June 30, 2019, by (i) all those known by the Company to be beneficial owners of more than 5% of its Common Stock; (ii) all directors; and (iii) all officers and directors of the Company as a group.

Name and Address of Beneficial Owner	No. Shares fully diluted	Percent ownership
Hennistone Projects Ltd.2 Eastglade Northwood Middlessex, HA6 3LD UK	588,000	25.65%
Crossland, ltd. 104B Saffrey Square, Nassau, Bahamas	296,876	12.94%
Crossland Ltd. Belize, 60 Market Square, PO Box 364, Belize City, Belize, Central America	315,625	13.77%
Eastern Star, Ltd, Bay Street Nassau Bahamas	135,600	5.91%
Robert E. Wolfe, New York, NY	4,500	0.196%
Lawrence Donofrio, San Diego CA	0	0.00%

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

Director Independence

During the year ended June 30, 2019, Robert Wolfe and Lawrence Donofrio served as our directors and only Mr. Donofrio is an independent director as he has no ownership, employment, or business interaction with the Company. We are currently traded on the Over-the-Counter Bulletin Board system and specifically the OTCQB. The OTCQB does not require that a majority of the Board be independent.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company's auditors for the periods ending June 30, 2019 and June 30, 2018 were Sadler, Gibb & Associates, LLC, 22455 East Parleys Way, Suite 320, Salt Lake City, UT 84109, tel)(801)783-2950. The Company's wholly owned subsidiary's local Danish accountant is IN-REVISION STATSAUTORISEREDE REVISORER A/S, Gersonsvej 7, 2900 Hellerup. The local auditors, IN-REVISION have performed work for ANV that included tax work and Danish Standards auditing work on ANV's yearly balance sheet and the profit/loss statement for the Danish Tax Authority and the Danish Ministry of Commerce. We have paid or expect to pay the following fees to Sadler, Gibb & Associates, LLC and In-Revision Statautoriserede Revisorer for work performed for the fiscal years ending June 30, 2019, and June 30, 2018, attributable to the audits of consolidated financial statements:

Year ending June 30,	2019	2018
Audit-Related Fees	$13,500	$13,500
Tax and consulting Fees	$-	$-
Other fees	$-	$-

The aggregate fees billed include amounts for interim reviews and the audit of the consolidated financial statements for 2019.

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

The board has reviewed the fees paid to Sadler, Gibb & Associates, LLC and In-Revision. The board has also adopted policies and procedures to approve audit and non-audit services provided in the fiscal year 2019 by Sadler, Gibb & Associates, LLC and In-Revision. These policies and procedures involve annual pre-approval by the board of the types of services to be provided by our independent auditor and fee limits for each type of service on both a per-engagement and aggregate level. The board may additionally ratify certain de minimis services provided by the independent auditor without prior board approval, as permitted by the Sarbanes-Oxley Act and rules of the SEC promulgated thereunder.

PART IV

ITEM 15: EXHIBITS AND REPORTS ON FORMS 8K,

Reports filed on Form 8-K for the year ending June 30, 2019:

During the year ending June 30, 2019, the Company filed no reports on Form 8-K

Exhibits

Exhibit Number	Description of the Document
3.1	Certificate of Incorporation as Amended and filed with the Secretary of State of Delaware effective on December 5, 2014(1)
3.2	Bylaws.(1)
21.1*	Subsidiaries of Registrant
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

 *Filed herewith

(1)	Filed as an exhibit to the Company’s 8-K filed with the SEC on December 5, 2014 and incorporated herein by reference.

Reports Filed on Form 8-K

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

(Registrant): ADVANCED OXYGEN TECHNOLOGIES, INC.

Date: August 16, 2019

By (Signature and Title):

/s/ Robert E. Wolfe
Robert E. Wolfe, CEO & Chairman of the Board

Date: August 16, 2019

By (Signature and title):

/s/ Lawrence Donofrio

Lawrence Donofrio, Director

EXHIBIT F

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Advanced Oxygen Technologies, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Advanced Oxygen Technologies, Inc. (“the Company”) as of June 30, 2019 and 2018, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2019 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Salt Lake City, UT

August 16, 2019

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS

	As of June 30,
	2019	2018
ASSETS

CURRENT ASSETS
Cash	$43,098	$53,415
Property Tax Receivable	1,213	1,772
Total Current Assets	44,311	55,187

FIXED ASSETS
Land	615,220	632,712
TOTAL ASSETS	$659,531	$687,899

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$225	$750
Taxes Payable	30,782	40,269
Notes Payable, Current Portion	144,380	143,422
Advances From a Related Party	120,753	112,255
Total current liabilities	296,140	296,696

Long Term Liabilities
Notes Payable	62,464	83,446
Total Long Term Liabilities	62,464	83,446

Total Liabilities	358,604	380,142

STOCKHOLDERS' EQUITY-
Convertible preferred stock, Series 2, par value $0.01; authorized 10,000,000 shares; issued and outstanding 5,000 At June 30, 2019 and June 30, 2018	50	50

Convertible preferred stock, Series 3, par value $0.01; 1,670,0000 authorized, zero shares issued and outstanding	-	-

Convertible preferred stock, Series 5; no par value, 1 share authorized and zero shares issued and outstanding, respectively	-	-

Common stock, par value $0.01; At June 30, 2019 and June 30, 2018, authorized 60,000,000 shares; issued and outstanding 2,292,945 shares.	22,929	22,929

Additional paid-in capital	20,953,991	20,953,991

Accumulated Other Comprehensive Income	48,198	63,139

Accumulated deficit	(20,724,241)	(20,732,352)

TOTAL STOCKHOLDERS EQUITY	300,927	307,757
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$659,531	$687,899

See accompanying notes to the consolidated financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

	For the Years ended June 30,
	2019	2018
Revenues

Real Estate Rentals	$38,408	$39,770

Total Revenues	$38,408	$39,770

Costs and Expenses
General & Administrative	3,634	3,481
Professional expenses	15,600	15,825
Total Operating Expenses	19,234	19,306

Income from operations before other income (expenses)	19,174	20,464
Other income (expenses)
Interest Expense	(4,182)	(5,807)
Income before Income Taxes	14,992	14,657

Income Taxes Expense	6,881	7,201

NET INCOME	$8,111	$7,456

Weighted Average number of common shares outstanding
Basic	2,292,945	2,292,945
Diluted	2,302,945	2,302,945

Basic earnings per Share, 2,292,945 shares outstanding	$0.00	$0.00
Dilutive earnings per Share, 2,302,945 shares fully diluted	$0.00	$0.00

OTHER COMPREHENSIVE INCOME

Foreign Currency Translation Adjustments	$(14,941)	10,074
Total Comprehensive Income (Loss)	$(6,830)	$17,530

See accompanying notes to the consolidated financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock
	Convertible Series 2		Common Stock		Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balance at June 30, 2017	5,000	50	2,292,945	22,929	20,953,991	(20,739,808)	53,065	290,227
Net Income						7,456		7,456
Foreign Currency Translation Adjustment							10,074	10,074

Balance at June 30, 2018	5,000	50	2,292,945	22,929	20,953,991	(20,732,352)	63,139	307,757
Net Income						8,111		8,111
Foreign Currency Translation Adjustment							(14,941)	(14,941)

Balance at June 30, 2019	5,000	50	2,292,945	22,929	20,953,991	(20,724,241)	48,198	300,927

 See accompanying notes to the consolidated financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2019	2018
Cash flows from operating activities

Net income	$8,111	7,456
Adjustments to reconcile net income to net cash
Expenses Paid on behalf of a related party	17,700	19,255
Changes in operating assets and liabilities
Accounts payable	(525)	(655)
Taxes payable	(8,400)	9,443
Prepaid Expenses	525	(525)
Net cash provided by operating activities	17,411	34,974

Cash flow from financing activities:
Repayment of related party debt	(8,965)	(4,095)
Repayment of long term debt	(17,317)	(28,812)
Net cash used in financing activities	(26,282)	(32,907)
Change due to FX Translation	(1,446)	1,017
NET CHANGE IN CASH	(10,317)	3,084

Cash at beginning of year	$53,415	$50,331
Cash at end of year	$43,098	$53,415
Non Cash Investing and Financing Activities
Cash paid for Interest	4,182	5,807

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Revenue recognition of rental income:

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), to update the financial reporting requirements for revenue recognition. Topic 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. It supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. This guidance became effective for the Company beginning on July 1, 2018, and entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. We adopted this standard using the modified retrospective approach on July 1, 2018.

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

Revenue was not affected materially in any period due to the adoption of ASC Topic 606 because: (1) we identified similar performance obligations under ASC Topic 606 as compared with deliverables and separate units of account previously identified; our performance obligation is to provide the land; (2) we determined the transaction price to be consistent; the lease agreement with the customer specifies the transaction price; and (3) we recorded revenue at the same point in time, upon delivery under both ASC Topic 605 and ASC Topic 606, as applicable under the terms of the contract with the customer. Additionally, the accounting for fulfillment costs or costs incurred to obtain a contract were not affected materially in any period due to the adoption of Topic 606.

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

The Company's source of revenue is from the Commercial Property lease in which quarterly payments are received pursuant to the property lease which is in effect until 2026. (See Note 3 for further details).

Property Plant and Equipment:

Land is recognized at cost. Land is carried at cost less accumulated impairment losses.

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

Earnings per Share:

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of June 30, 2019 and June 30, 2018 there were 10,000 and 10,000, respectively potential dilutive shares and because of the net income, the effect of these potential common shares is dilutive for the period ended June 30, 2019 and June 30, 2018.

Cash and Cash Equivalents:

For purposes of the statement of cash flows, the Company considers all highly-liquid investments purchased with original maturities of three months or less to be cash equivalents.

The Company maintains its cash in bank deposit accounts which, at June 30, 2019 did not exceed federally insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on such amounts.

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

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), to update the financial reporting requirements for revenue recognition. Topic 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. It supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. This guidance became effective for the Company beginning on July 1, 2018, and entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. We adopted this standard using the modified retrospective approach on July 1, 2018. See detail above in Note 2.

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

NOTE 3 - REVENUE:

The Company's subsidiary, Anton Nielsen Vojens, ApS has sales to one customer who is a non related party. For the period ending June 30, 2019 and June 30, 2018 the major customer concentrations were as follows:

	Percent of Sales for the Period ending June 30,
Customer	2019	2018
Circle K Denmark A/S, Formerly Statoil A/S	100%	100%
	-	-

Total Sales from Major Customers	100%	100%

NOTE 4 - LAND:

The Land owned by the Company's wholly owned subsidiary constitutes the largest asset of the Company. During the period ending June 30, 2019 the Company recorded an decrease in the carrying value of the Land of $17,491, due to the currency translation difference. The carrying value of the Land of the Company was as follows:

	Carrying Value of Land at June 30,
	2019	2018

US Dollars	$615,220	$632,712

NOTE 5 - RELATED PARTY TRANSACTIONS:

Crossfield, Inc., a company of which the CEO, Robert Wolfe is an officer and director, has made advances to the Company which are not collateralized, non-interest bearing, and payable upon demand, however, the Company did not expect to make payment within one year. During the year ended of June 30, 2019, the Company had a balance of $120,753 and was advanced $17,700 and repaid $8,965. During the year ended June 30, 2018, the Company had an ending balance of $112,255 and was advanced $19,255 and repaid $4,006 respectively, from affiliates and officers to meet expenses. The balances were not collateralized, were non-interest bearing and were payable on demand.

NOTE 6 - NOTES PAYABLE:

During 2006, the Company issued a promissory note ("Note") for $650,000, payable to the Borkwood Development Ltd, a previous shareholder of the Company ("Seller"), payable and amortized monthly and carrying an interest at 5% per year. The Company has the right to prepay the note at any time with a notice of 14 days. To secure the payment of principal and interest the Sellers will receive a perfect lien and security interest in the Shares in the company ANV until the note with accrued interest is paid in full, and, 2) In the case that the Note has not been repaid within 12 months from the day of closing the Sellers have the right to convert the debt to common stock of Advanced Oxygen Technologies, Inc. in an amount of non-diluted shares calculated on the conversion Date, equal to the lesser of : a) Six hundred and Fifty thousand (650,000) or the Purchase Price minus the principal payments made by the buyer, whichever is greater, divided by the previous ten day closing price of AOXY as quoted on the national exchange, or b) Fifteen million shares, whichever is lesser. The Note has been extended until July 1, 2020, prior to period end and interest waived through the period ending June 30, 2019. Due to the extension, the note is not in default and therefore not convertible as of June 30, 2019. As of June 30, 2019, the unpaid balance was $127,029.

The Company has a note payable with a bank ("Note B"). The original amount of Note B was kr 1,132,000 Danish Krone (kr). Note B is secured by the subsidiary's real estate, with a 5.00% interest rate and 4.5 years left on the term. The balance on the note as of June 30, 2019 was $79,815. During the period ended June 30, 2019, the Company paid $17,317, in principal payments and $4,182 in interest.

The Company's commitments and contingencies are $148,476 for 2019 and $23,020 for the years 2020 through 2025 with a total of $215,533. The commitments and contingencies obligations for the fiscal years ending June 30 are as follows:

Year	Amount
2020	$148,476
2021	23,020
2022	23,020
2023	21,017
2024	-
2021	-
Total	$215,533

The amounts stated reflect the Company's commitments in the currencies that those commitments were made and the amounts are an estimate of what the US dollar amount would be if the currency rates did not change going forward.

NOTE 7 - INCOME TAXES:

As of June 30, 2019, the Company had federal and state net operating loss carryforwards of approximately $20,724,241 of which approximately $928,000 may be utilized to offset future taxable income. Section 382 of the Internal Revenue Code imposes substantial restrictions on the utilization of net operating loss and tax credit carryforwards when a change in ownership occurs. No deferred tax debits have been recorded because it is considered unlikely that they will be realized. The loss carryforwards will expire during the fiscal years ended June 30 as follows:

Year	Amount
2020	$548,000
2021	351,000
2022	29,000

Total	$928,000

The overall effective tax rate differs from the federal statutory tax rate of 21% due to operating losses and other deferred assets not providing benefit for income tax purposes.

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the Company's effective rate is as follows at June 30, 2018 and 2019:

	2019	2018
United States Statutory Income tax Rate	21%	21%
Increase (Decrease) in rate on income subject to Danish income tax rates	1%	1%
Decrease in rate resulting from Non-Deductible expenses	-	-

Income Tax Expense	22%	22%

The components of income tax expense (benefit) from continuing operations for the years ended June 30, 2019 and 2018 consisted of the following:

Current Tax Expense	2019	2018
Danish Income Tax Expense (Benefit)	$6,881	$7,201
Federal US Income Tax Expense (Benefit)
Current	-	-
Deferred	-	-
Total Income Tax Expense	$6,881	$7,201

Deferred income tax expense/(benefit) results primarily from the reversal of temporary timing differences between tax and financial statement income.

The Company had deferred tax income tax assets as of June 30, 2019 and 2018 as follows:

	2019	2018
Net operating loss carryforwards	$4,352,091	$4,353,794

Valuation allowance	(4,352,091)	(4,353,794)
Total net deferred tax assets	$-	$-

The Company has maintained a full valuation allowance against the total deferred tax assets for all period due to the uncertainty of future utilization.

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

Series 2 Convertible Preferred Stock:

Each Series 2 preferred share also includes one warrant to purchase two common shares for $5.00. The warrants are exercisable over a three-year period. In the event of the liquidation of the Company, holders of Series 2 preferred stock would be entitled to receive $5.00 per share, plus any unpaid dividends declared on the Series 2 preferred stock from the funds remaining after the Company's creditors, including directors, have been paid. There have been no dividends declared. There are 177,000 Series 2 Convertible Preferred shares designated. During November 1997, 172,000 shares of Series 2 preferred stock were converted into 344,000 shares of the Company's common stock. As of June 30, 2019 and 2018, there are 5,000 shares issued, which are convertible into 2 common shares. There are no warrants outstanding that have been issued in connection with these preferred shares.

Series 3 Convertible Preferred Stock:

The Company has designated 1,670,000 shares of series 3 convertible preferred stock with a par value $0.01. Each share automatically converts on March 2, 2000 into either (a) one (1) share of the Company's common stock if the average closing price of the common stock during the ten trading days immediately prior to March 1, 2000 is equal to or greater than sixty-six cents ($0.66) per share, or (b) one and one-half (1 1/2) shares of common stock if the average closing price of the common stock during the ten trading days immediately prior March 1, 2000 is less than sixty-six cents ($0.66) per share. There are zero shares issued and outstanding at June 30, 2019 and 2018.

Series 5 Convertible Preferred Stock:

The Company has designated 1 share of series 5 convertible preferred stock, no par value. There is 1 Series 5 Convertible Preferred shares designated. The shares are collectively convertible to common stock of the Company on March 5, 2004, in an amount equal to the greater of a.)290,000 shares divided by the ten day closing price, prior to the date of acquisition of IPS, of the Company's common stock as quoted on the national exchange and not to exceed twenty million shares, or b.) six million shares. There are zero shares issued and outstanding at June 30, 2019 and 2018.

NOTE 9 - SUBSEQUENT EVENTS:

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report. There are no material subsequent events to report.

