Form 10-Q
period 2019-09-30
ADVANCED OXYGEN TECHNOLOGIES INC
filed 2019-11-12
CIK 352991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2019

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non Accelerated Filer	☒	Smaller Reporting Company	☒
Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Check one: Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of November 12, 2019, there were 3,292,945 issued and outstanding shares of the registrant’s Common Stock, $.01 par value.

Documents incorporated by reference: None.

ADVANCED OXYGEN TECHNOLOGIES, INC.

Table of Contents

	INDEX	Page
PART I

Item I:	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheet as of September 30, 2019 (unaudited) and June 30, 2019	3
	Condensed Consolidated Statement of Operations and Other Comprehensive Loss for the three months ended September 30, 2019 and September 30, 2018 (unaudited)	4
	Condensed Consolidated Statement of Stockholders' Equity for the three months ended September 30, 2019 and September 30,2018(unaudited)
	Condensed Consolidated Statement of Cash Flow for the three months ended September 30, 2019 and September 30, 2018 (unaudited)	5
	Notes to the Condensed Consolidated Financial Statements	6-12
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3:	Quantitative and Qualitative Disclosures about Market Risk	13
Item 4:	Controls and Procedures	13
PART II
Item 1:	Legal Proceedings	14
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3:	Defaults Upon Senior Securities	14
Item 4:	Mine Safety Disclosures	14
Item 5:	Other Information	14
Item 6.	Exhibits and Reports on Form 8-K	15
Signature		16
EXHIBIT 31.1, 31.2 Certifications of Officers		EX 31
EXHIBIT 32.1, 32.2 Certifications of Officers		EX 32
EXHIBIT 101.INS XBRL Instance		EX 101.INS
EXHIBIT 101.SCH XBRL Taxonomy Extension Schema Document		EX 101.SCH
EXHIBIT 101.CAL XBRL Taxonomy Extension Calculation Document		EX 101.CAL
EXHIBIT 101.DEF XBRL Taxonomy Extension Definition Document		EX 101.DEF
EXHIBIT 101.LAB XBRL Taxonomy Extension Labels Document		EX 101.LAB
EXHIBIT 101.PRE XBRL Taxonomy Extension Presentation Document		EX 101.PRE

PART 1: FINANCIAL INFORMATION

Item I: Condensed Consolidated Financial Statements for the three months ending September 30, 2019 (unaudited).

ADVANCED OXYGEN TECHNOLOGIES, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019	June 30, 2019
ASSETS	(Unaudited)

CURRENT ASSETS
Cash	$38,024	$43,098
Property Tax Receivable	1,162	1,213
Total Current Assets	39,186	44,311

LONG TERM ASSETS
Land	589,594	615,220
TOTAL ASSETS	$628,780	$659,531

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable	$3,025	$225
Taxes Payable	30,182	30,782
Notes Payable, Current Portion	143,657	144,380
Advances From a Related Party	120,829	120,753
Total current liabilities	297,693	296,140

TOTAL LONG TERM LIABILITIES
Notes Payable	55,674	62,464
Long Term Liabilities	55,674	62,464

TOTAL LIABILITIES	353,367	358,604

STOCKHOLDERS’ EQUITY-
Convertible preferred stock, Series 2, par value $0.01; authorized 10,000,000 shares; issued and outstanding 5,000 at September 30, 2019 and June 30, 2019	50	50
Convertible preferred stock, Series 3, par value $0.01; authorized 1,670,000 shares; zero shares issued and outstanding	—	—
Convertible preferred stock, Series 5; no par value, 1 share authorized, zero shares issued and outstanding, respectively.	—	—
Common stock, par value $0.01; At September 30, 2019 and June 30, 2019, authorized 60,000,000 shares; issued and outstanding 3,292,945 shares and 2,292,945.	32,929	22,929
Additional paid-in capital	21,053,991	20,953,991
Accumulated Other Comprehensive Income	25,230	48,198
Accumulated deficit	(20,836,787)	(20,724,241)
TOTAL STOCKHOLDERS EQUITY	275,413	300,927
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$628,780	$659,531

See accompanying notes to condensed consolidated financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the three months ended September 30,
	2019	2018
Revenues

Real Estate Rental Income	$9,329	$9,673

Total Revenues	9,329	9,673

Costs and Expenses
General & Administrative	1,115	1,861
Professional expenses	8,100	6,000
Salary and Wages	110,000	—
Total Operating Expenses	119,215	7,861

Income (Loss) from operations	(109,886)	1,812
Other income (expenses)
Interest Expense	(896)	(1,143)
Income (loss) before Income Taxes	(110,782)	669

Income Taxes Benefit (expense)	(1,764)	2,020

NET INCOME (LOSS)	$(112,546)	$2,689

Weighted average number of common shares outstanding:
Basic	2,379,902	2,292,945
Dilutive	2,379,902	2,302,945

Earnings per share:
Basic	$(0.0473)	$0.0011
Dilutive	$(0.0473)	$0.0011

COMPREHENSIVE INCOME

Foreign Currency Translation Adjustments	$(22,968)	$(2,761)
Total Comprehensive Loss	$(135,514)	$(72)

See accompanying notes to condensed consolidated financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (unaudited)
Three-Month Period Ending September 30, 2019
	Preferred Stock
	Convertible Series 2, par value $0.01, $25,000 liquidating Preference		Common Stock		Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balance at June 30, 2019	5,000	50	2,292,945	22,929	20,953,991	(20,724,241)	48,198	300,927

To Record the stock-based compensation issuance of 1,000,000 shares of common stock, par value $0.01			1,000,000	10,000	100,000			110,000
Net Income						(112,546)		(112,546)
Foreign Currency Translation Adjustment							(22,968)	(22,968)
Balance at September 30, 2019	5,000	50	3,292,945	32,929	21,053,991	(20,836,787)	25,230	275,413

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (unaudited)
Three-Month Period Ending September 30, 2018
	Preferred Stock
	Convertible Series 2, par value $0.01, $25,000 liquidating Preference		Common Stock		Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balance at June 30, 2018	5,000	50	2,292,945	22,929	20,953,991	(20,732,352)	63,139	307,757
Net Income						2,689		2,689
Foreign Currency Translation Adjustment							(2,761)
Balance at September 30, 2018	5,000	50	2,292,945	22,929	20,953,991	(20,729,663)	60,378	307,685

See accompanying notes to the condensed consolidated financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net income (loss)	$(112,546)	$2,689
Adjustments to reconcile net income (loss) to net cash
Stock-Based Compensation	110,000	—
Expenses Paid on Behalf of a related Party	6,000	6,000
Changes in operating assets and liabilities Accounts payable	2,800	1,025
Taxes payable	695	(15,939)
Net cash provided by (used in) operating activities	6,949	(6,225)

Cash flow from financing activities:
Repayment of long term and related party debt	(4,273)	(8,440)
Proceeds on Notes Payable - Related Party	(6,030)	—
Net cash provided by (used in) financing activities	(10,303)	(8,440)
Change due to FX Translation	(1,720)	(284)
Net Change in Cash	(5,074)	(14,752)

Cash at beginning of the period	$43,098	$53,415
Cash at end of period	$38,024	$38,663

Supplemental Disclosure of Cashflow Information
Cash paid for Interest	896	1,143

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

The results of operations for the three months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending June 30, 2020. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the years ended June 30, 2019 and 2018 included in Form 10-K filed with the SEC.

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

The Company's source of revenue is from the Commercial Property lease in which quarterly payments are received pursuant to the property lease which is in effect until 2026. The lease rate is adjusted yearly based on the Danish Consumer Price Index as published by the Danish Statistical Department. (See Note 3 for further details).

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

Earnings per Share:

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of September 30, 2019, and September 30, 2018 there were 10,000 and 10,000 potential dilutive shares that need to be considered as common share equivalents and because of the net loss, the effect of these potential common shares is anti-dilutive for September 30, 2019.

Cash and Cash Equivalents:

For purposes of the statement of cash flows, the Company considers all highly-liquid investments purchased with original maturities of three months or less to be cash equivalents.

The Company maintains its cash in bank deposit accounts which, at September 30, 2019 did not exceed federally insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on such amounts.

Stock-Based Compensation:

The Company records stock-based compensation in accordance with ASC 718, Compensation. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued and are recognized over the employees required service period, which is generally the vesting period.

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

Recently Issued Accounting Standards:

In February 2016, the FASB issued ASU No. 2016-02 - Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either financing or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The standard is effective on January 1, 2019, however early adoption is permitted. effective January 1, 2019. On July 1, 2019 the Company adopted the requirements of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2016-02 (Topic 842), Leases (“ASU 2016-02”) using modified retrospective approach. Amounts and disclosures set forth in this Form 10-Q reflect this change.

Other recent accounting pronouncements issued by the FASB did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 3 - REVENUE:

The Company's subsidiary, Anton Nielsen Vojens, ApS has one customer who is a non related party and leases property from the Company. For the period ending September 30, 2019 and September 30, 2018 the major customer concentrations were as follows:

	Percent of Sales for the Three-Month Period ending September 30,
Customer	2019	2018
Circle K Denmark A/S, Formerly Statoil A/S	100%	100%

Total Sales from Major Customers	100%	100%

NOTE 4 –LEASES

The company adopted ASU No. 2016-02, Leases (Topic 842), as of July 1, 2019, using the modified retrospective approach, which allows comparative periods not to be restated. In addition, the company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the company to carry forward the historical lease classification, not reassess whether any expired or existing contracts are or contain leases and not to reassess initial direct costs for any existing leases. The company also elected the hindsight expedient to determine the lease terms for existing leases. The election of the hindsight expedient did not have a significant impact on the calculation of the expected lease term.

The Company leases land to a customer. The Company determines if an arrangement contains a lease at contract inception. An arrangement is or contains a lease if the agreement identifies an asset, implicitly or explicitly, that the Customer has the right to use over a period of time. If an arrangement contains a lease, the Company classifies the lease as either an operating lease or as a finance lease based on the five criteria defined in ASC 842.

Lease liabilities are recognized at commencement date based on the present value of the remaining lease payments over the lease term. The corresponding right-of-use asset is recognized for the same amount as the lease liability adjusted for any payments made at or before the commencement date, any lease incentives received, and any initial direct costs. The Company’s lease agreements may include options to renew, extend or terminate the lease. These clauses are included in the initial measurement of the lease liability when at lease commencement the Company is reasonably certain that it will exercise such options. The discount rate used is the interest rate implicit in the lease or, if that cannot be readily determined, the Company's incremental borrowing rate.

Operating lease expense is recognized on a straight-line basis over the lease term and presented within cost of sales on the Company’s consolidated statements of operations. Finance lease right-of-use assets are amortized on a straight-line basis over the shorter of the useful life of the asset or the lease term. Interest expense on the finance lease liability is recognized using the effective interest rate method and is presented within interest expense on the Company’s consolidated statements of operations and comprehensive income. Variable rent payments related to both operating and finance leases are expensed as incurred. The Company’s variable lease payments primarily consists of real estate taxes, maintenance and usage charges. The Company made an accounting policy election to combine lease and non-lease components.

The Company has elected to exclude short-term leases from the recognition requirements of ASC 842. A lease is short-term if, at the commencement date, it has a term of less than or equal to one year. Lease expense related to short-term leases is recognized on a straight-line basis over the lease term.

The adoption of the new standard did not materially impact consolidated net income and had no impact on cash flows.

NOTE 5 - LAND:

The Land owned by the Company’s wholly owned subsidiary constitutes the largest asset of the Company. During the three month period ending September 30, 2019 the Company recorded a decrease in the carrying value of the Land of $25,626 due to the currency translation difference. The carrying value of the Land of the Company was as follows:

	Carrying Value of Land at
	September 30, 2019	June 30, 2019
US Dollars	$589,594	$615,220

NOTE 6 - RELATED PARTY TRANSACTIONS:

Crossfield, Inc., a company of which the CEO, Robert Wolfe is an officer and director, has made advances to the Company which are not collateralized, non-interest bearing, and payable upon demand, however, the Company did not expect to make payment within one year. At September 30, 2019 and June 30, 2019 the Company had a balance of $120,829 and $120,753 respectively. During the three-month period ended September 30, 2019 and September 30, 2018 expenses paid on behalf of the Company were $6,000 and $6,000 respectively. The Company repaid $6,030 of the advancement during the three months ending September 30, 2019.

NOTE 7 - NOTES PAYABLE:

During 2006, the Company issued a promissory note (“Note”) for $650,000, payable to the Borkwood Development Ltd, a previous shareholder of the Company (“Seller”), payable and amortized monthly and carrying an interest at 5% per year. The Company has the right to prepay the note at any time with a notice of 14 days. To secure the payment of principal and interest the Sellers will receive a perfect lien and security interest in the Shares in the company ANV until the note with accrued interest is paid in full, and, 2) In the case that the Note has not been repaid within 12 months from the day of closing the Sellers have the right to convert the debt to common stock of Advanced Oxygen Technologies, Inc. in an amount of non-diluted shares calculated on the conversion Date, equal to the lesser of : a) Six hundred and Fifty thousand (650,000) or the Purchase Price minus the principal payments made by the buyer, whichever is greater, divided by the previous ten day closing price of AOXY as quoted on the national exchange, or b) Fifteen million shares, whichever is lesser. The Note has been extended until July 1, 2020, prior to period end and interest waived through the period ending June 30, 2020. Due to the extension, the note is not in default and therefore not convertible as of September 30, 2019. As of September 30, 2019, the unpaid balance was $127,029.

The Company has a note payable with a bank (“Note B”). The original amount of Note B was kr 1,132,000 Danish Krone (kr). Note B is secured by the subsidiary’s real estate, with a 2.00% interest rate and 4.2 years left on the term. The balance on the note as of September 30, 2019 was $72,302. During the period ended September 30, 2019, the Company paid $4,273 in principal payments and $897 in interest.

The Company’s commitments and contingencies are $143,992 for 2019 and $55,339 for the years 2020 through 2024 with a total of $199,331. The amounts stated reflect the Company’s commitments in the currencies that those commitments were made and the amounts are an estimate of what the US dollar amount would be if the currency rates did not change.

Year	Amount
2020	$139,720
2021	17,219
2022	17,566
2023	17,920
2024	6,906
Total	$199,331

The amounts stated in this note reflect the Company’s commitments in the currencies that those commitments were made and the amounts are an estimate of what the US dollar amount would be if the currency rates did not change going forward.

NOTE 8 - SHAREHOLDERS’ EQUITY:

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

On September 23, 2019 the Company entered into a Stock Grant and Investment Agreement with Robert Wolfe, its CEO and a Director (“Wolfe”) whereby the Company has granted 1,000,000 shares (the “Shares”) of common stock of the Company, with a fair value of $110,000 based on a stock price of $0.11. The shares were issued for services rendered by Wolfe to the Company and which Shares are deemed irrevocably and fully earned and vested as of the date thereof. The Shares have been issued in reliance upon the exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

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

Series 2 Convertible Preferred Stock:

Each Series 2 preferred share also includes one warrant to purchase two common shares for $5.00. The warrants are exercisable over a three-year period. In the event of the liquidation of the Company, holders of Series 2 preferred stock would be entitled to receive $5.00 per share, plus any unpaid dividends declared on the Series 2 preferred stock from the funds remaining after the Company's creditors, including directors, have been paid. There have been no dividends declared. There are 177,000 Series 2 Convertible Preferred shares designated. During November 1997, 172,000 shares of Series 2 preferred stock were converted into 344,000 shares of the Company's common stock. As of September 30, 2019, and June 30, 2019 there are 5,000 shares issued, which are convertible into 2 common shares. There are no warrants outstanding that have been issued in connection with these preferred shares.

Series 3 Convertible Preferred Stock:

The Company has designated 1,670,000 shares of series 3 convertible preferred stock with a par value $0.01. Each share automatically converts on March 2, 2000 into either (a) one (1) share of the Company's common stock if the average closing price of the common stock during the ten trading days immediately prior to March 1, 2000 is equal to or greater than sixty-six cents ($0.66) per share, or (b) one and one-half (1 1/2) shares of common stock if the average closing price of the common stock during the ten trading days immediately prior March 1, 2000 is less than sixty-six cents ($0.66) per share. There are zero shares issued and outstanding at September 30, 2019 and June 30, 2019.

Series 5 Convertible Preferred Stock:

The Company has designated 1 share of series 5 convertible preferred stock, no par value. There is 1 Series 5 Convertible Preferred shares designated. The shares are collectively convertible to common stock of the Company on March 5, 2004, in an amount equal to the greater of a.)290,000 shares divided by the ten day closing price, prior to the date of acquisition of IPS, of the Company's common stock as quoted on the national exchange and not to exceed twenty million shares, or b.) six million shares. There are zero shares issued and outstanding at September 30, 2019 and June 30, 2019.

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

Revenues: Revenues from operations for the three-month period ending September 30, 2019 and September 30, 2018 were $9,329 and $9,673 respectively. They were attributable to operations of the Company's wholly owned subsidiary Anton Nielsen Vojens. The fluctuation was due to currency fluctuations.

Selling, general and administrative expenses: G&A expenses for the three-month period ending September 30, 2019 and September 30, 2018 were $1,115 and $1,861 respectively. The expenses are mainly attributable to ANV's normal operations and the fluctuations are attributable to currency fluctuations.

Salary and Wages expenses: Salary and wage compensation expenses for the three-month period ending September 30, 2019 and September 30, 2018 were $110,000 and $0 respectively. The increase is attributable to Common Stock issues to an officer of the Company.

Professional expenses: Professional expenses for the three-month period ending September 30, 2019 and September 30, 2018 were $8,100 and $6,000 respectively. The expenses are mainly attributable to the Company's independent auditors and SEC filings.

Interest expense: Interest expense for the three-month period ending September 30, 2019 and September 30, 2018 was $(896) and $(1,143) respectively. Interest expenses for 2019 are lower primarily due to the currency fluctuations and the reduction of debt.

Net income (loss) attributed to common stockholders: Net income (loss) attributed to common stockholders was $(112,546) or ($0.0473) per share for the three-month period ending September 30, 2019 as compared to $2,681 or $0.0011 per share for September 30, 2018. The fluctuations are mainly attributable to professional fees and currency fluctuations.

Liquidity and capital resources: At September 30, 2019 and June 30, 2019, the Company had cash and cash equivalents of $38,024 and $43,098 respectively. At September 30, 2019 and June 30, 2019, the Company had a working capital deficit of $258,507 and $251,829 respectively. The change in cash is primarily associated with currency fluctuations, and the decrease in the working capital deficit is primarily due to payment of debt and normal operations.

Net cash provided by (used in) operating activities for three-month period ending September 30, 2019 and September 30, 2018 was $6,951 and $(6,225), respectively. The net cash used by operating activities was primarily due to the operations of ANV and the payment of ANV taxes.

Net cash (used in) financing activities for three-month period ending September 30, 2019 and September 30, 2018 was $(10,303) and $(8,440) respectively. Net cash provided from or used for financing activities for both periods is related to the company's borrowings from banks, officers and directors, and the repayment of debt.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded as of September 30, 2019 that our disclosure controls and procedures were not effective at ensuring that the material information required to be disclosed in the Exchange Act reports is recorded, processed, summarized and reported as required in applicable SEC rules and forms.

Changes in Internal Control over Financial Reporting

We adopted ASC 842, Leases, on July 1, 2019, which required management to make changes to our policies and processes and to implement new or modify existing internal controls over financial reporting during the quarter ended September 30, 2019. This included modifications to our existing controls over the review of customer contracts and other agreements, and new controls related to disclosure requirements.

During the three-month period ended September 30, 2019, there were no other changes in our internal control over financial reporting identified in connection with managements evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II

ITEM 1: LEGAL PROCEEDINGS

During the period ending September 30, 2019, there were pending or threatened legal actions as follows:

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

During the three- month period ending September 30, 2019, the Company filed one report on Form 8-K.

On September 23, 2019 Advanced Oxygen Technologies, Inc. (the “Company”) entered into a Stock Grant and Investment Agreement  with Robert Wolfe, its CEO and a Director (“Wolfe”) whereby the Company has granted 1,000,000 shares (the “Shares”) of common stock of the Company to Wolfe for services rendered by Wolfe to the Company and which Shares are deemed irrevocably and fully earned and vested as of the date thereof.  The Shares have been issued in reliance upon the exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Exhibit Number	Description of the Document
3.1*	Restated Certificate of Incorporation filed with the Secretary of State of Delaware on December 4, 2000
3.2*	Certificate of Amendment filed with the Secretary of State of Delaware effective on December 5, 2014
3.3*	Bylaws.
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
10.1*	Stock Grant and Investment Agreement dated September 23, 2019
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

________________

*Filed herewith

SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 12, 2019	By:	/s/ Robert E. Wolfe
Robert E. Wolfe
Chairman of the Board and Chief Executive Officer and Principal Financial Officer

