Form 10-Q
period 2019-12-31
ADVANCED OXYGEN TECHNOLOGIES INC
filed 2020-01-27
CIK 352991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of January 27, 2020, there were 3,292,945 issued and outstanding shares of the registrant’s Common Stock, $.01 par value.

Documents incorporated by reference: None.

ADVANCED OXYGEN TECHNOLOGIES, INC.

Table of Contents

	INDEX	Page
PART I

Item I:	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheet as of December 31, 2019 (unaudited) and June 30, 2019	3
	Condensed Consolidated Statement of Operations and Other Comprehensive Income (Loss) for the three and six months ended December 31, 2019 and December 31, 2018 (unaudited)	4
	Condensed Consolidated Statement of Stockholders' Equity for the three and six months ended December 31, 2019 and December 31,2018 (unaudited)	5
	Condensed Consolidated Statement of Cash Flow for the six months ended December 31, 2019 and December 31, 2018 (unaudited)	6-7
	Notes to the Condensed Consolidated Financial Statements	8-13

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3:	Quantitative and Qualitative Disclosures about Market Risk	14
Item 4:	Controls and Procedures	15

PART II

Item 1:	Legal Proceedings	15
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3:	Defaults Upon Senior Securities	15
Item 4:	Mine Safety Disclosures	15
Item 5:	Other Information	16
Item 6.	Exhibits and Reports on Form 8-K	16
Signature		17
EXHIBIT 31.1, 31.2 Certifications of Officers		EX 31
EXHIBIT 32.1, 32.2 Certifications of Officers		EX 32
EXHIBIT 101.INS XBRL Instance		EX 101.INS
EXHIBIT 101.SCH XBRL Taxonomy Extension Schema Document		EX 101.SCH
EXHIBIT 101.CAL XBRL Taxonomy Extension Calculation Document		EX 101.CAL
EXHIBIT 101.DEF XBRL Taxonomy Extension Definition Document		EX 101.DEF
EXHIBIT 101.LAB XBRL Taxonomy Extension Labels Document		EX 101.LAB
EXHIBIT 101.PRE XBRL Taxonomy Extension Presentation Document		EX 101.PRE

PART 1: FINANCIAL INFORMATION

Item I: Condensed Consolidated Financial Statements for the six months ending December 31, 2019 (unaudited).

ADVANCED OXYGEN TECHNOLOGIES, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2019	June 30, 2019
ASSETS	(Unaudited)

CURRENT ASSETS
Cash	$37,302	$43,098
Property tax receivable	1,197	1,213
Total Current Assets	38,499	44,311

LONG TERM ASSETS
Land	606,559	615,220
TOTAL ASSETS	$645,058	$659,531

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$250	$225
Taxes payable	29,714	30,782
Notes payable, current portion	144,136	144,380
Advances from a related party	123,850	120,753
Deferred revenues	3,135	—

Total Current Liabilities	301,085	296,140

TOTAL LONG-TERM LIABILITIES
Notes payable	52,946	62,464
Long Term Liabilities	52,946	62,464

TOTAL LIABILITIES	354,031	358,604

STOCKHOLDERS’ EQUITY-
Convertible preferred stock, Series 2, par value $0.01; authorized 10,000,000 shares; issued and outstanding 5,000 at December 31, 2019 and June 30, 2019	50	50
Convertible preferred stock, Series 3, par value $0.01; authorized 1,670,000 shares; zero shares issued and outstanding	—	—
Convertible preferred stock, Series 5; no par value, 1 share authorized, zero shares issued and outstanding, respectively.	—	—
Common stock, par value $0.01; At December 31, 2019 and June 30, 2019, authorized 60,000,000 shares; issued and outstanding 3,292,945 shares and 2,292,945 shares.	32,929	22,929
Additional paid-in capital	21,056,991	20,953,991
Accumulated other comprehensive income	40,661	48,198
Accumulated deficit	(20,839,604)	(20,724,241)
TOTAL STOCKHOLDERS EQUITY	291,027	297,746
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$645,058	$659,531

See accompanying notes to condensed consolidated financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS) (Unaudited)

	For the three months ended December 31,		For the six months ended December 31,
	2019	2018	2019	2018
Revenues

Real Estate Rentals	$9,281	$9,488	$18,610	$19,161

Total Revenues	9,281	9,488	18,610	19,161

Costs and Expenses
General & Administrative	3,958	1,315	7,173	3,176
Professional expenses	2,500	2,500	8,500	8,500
Salary and Wages	—	—	113,000	—
Total Operating Expenses	6,458	3,815	128,673	11,676

Income (Loss) from operations	2,823	5,673	(110,063)	7,485
Other income (expenses)
Interest Expense	(859)	(1,070)	(1,755)	(2,213)
Income (loss) before Income Taxes	1,964	4,603	(111,818)	5,272

Income Taxes Benefit (expense)	1,781	1,829	3,545	(191)

NET INCOME (LOSS)	$183	$2,774	$(115,363)	$5,463

Weighted average number of common shares outstanding:
Basic	3,292,945	2,292,945	2,836,423	2,292,945
Dilutive	3,292,945	2,302,945	2,836,423	2,302,945

Earnings per share:
Basic	$(0.00)	$0.00	$(0.04)	$0.00
Dilutive	$(0.00)	$0.00	$(0.04)	$0.00

COMPREHENSIVE INCOME
Foreign Currency Translation Adjustments	$15,431	$(7,963)	$(7,537)	$(10,920)
Total Comprehensive Income (Loss)	$15,614	$(5,188)	$(120,900)	$(5,457)

See accompanying notes to condensed consolidated financial statements.

ADVANCED OXYGEN TECHNOLOGIES INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited) Six-Month Period Ending December 31, 2019 and 2018

	Preferred Stock Convertible Series 2		Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance at June 30, 2018	5,000	50	2,292,945	22,929	20,953,991	(20,732,352)	63,139	307,757
Net Income						5,463		5,463
Foreign Currency Translation Adjustment							(10,920)	(10,920)

Balance at December 31, 2018	5,000	50	2,292,945	22,929	20,953,991	(20,726,889)	52,219	302,300

Balance at June 30, 2019	5,000	50	2,292,945	22,929	20,953,991	(20,724,241)	48,198	297,748
Net Income						(115,363)		(115,363)
Foreign Currency Translation Adjustment							(7,537)	(7,537)

To Record the stock-based compensation issuance of 1,000,000 shares of common stock, par value $0.01			1,000,000	10,000	103,000			113,000

Balance at December 31, 2019	5,000	50	3,292,945	32,929	21,056,991	(20,839,604)	40,661	291,027

See accompanying notes to condensed consolidated financial statements.

ADVANCED OXYGEN TECHNOLOGIES INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited) Three-Month Period Ending December 31, 2019 and 2018

	Preferred Stock Convertible Series 2		Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance at September 30, 2018	5,000	50	2,292,945	22,929	20,953,991	(20,729,663)	60,378	307,685
Net Income						2,774		2,774
Foreign Currency Translation Adjustment							(8,159)	(8,159)

Balance at December 31, 2018	5,000	50	2,292,945	22,929	20,953,991	(20,726,889)	52,219	302,300

Balance at September 30, 2019	5,000	50	3,292,945	32,929	21,056,991	(20,843,530)	25,230	275,413
Net Income						183		183
Foreign Currency Translation Adjustment							15,431	15,431

Balance at December 31, 2019	5,000	50	3,292,945	32,929	21,056,991	(20,839,604)	40,661	291,027

See accompanying notes to the condensed consolidated financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended December 31,
	2019	2018
Cash flows from operating activities
Net income (loss)	$(115,363)	$5,463
Adjustments to reconcile net income (loss) to net cash
Stock-based compensation	113,000	—
Expenses paid on behalf of a related party	11,726	11,850
Changes in operating assets and liabilities Accounts payable	25	(525)
Taxes payable	(629)	(11,581)
Prepaid expenses	—	(525)
Deferred revenue	3,102	—
Net cash provided by (used in) operating activities	11,940	4,682

Cash flow from financing activities:
Repayment of long term and related party debt	(8,546)	(12,724)
Proceeds on notes payable - related party	(8,531)	—
Net cash provided by (used in) financing activities	(17,077)	(12,724)
Change due to FX Translation	(580)	(1,026)
Net Change in Cash	(5,796)	(9,068)

Cash at beginning of the period	$43,098	$53,415
Cash at end of period	$37,302	$44,347

Supplemental Disclosure of Cash flow Information
Cash paid for Interest	1,756	2,213

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

The results of operations for the six months ended December 31, 2019 are not necessarily indicative of the results to be expected for the year ending June 30, 2020. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the years ended June 30, 2019 and 2018 included in Form 10-K filed with the SEC.

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

Earnings per Share:

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of December 31, 2019, and December 31, 2018 there were 10,000 and 10,000 potential dilutive shares that need to be considered as common share equivalents and because of the net loss, the effect of these potential common shares is anti-dilutive for six-months ended December 31, 2019 and dilutive for the three-months ended December 31, 2019.

Cash and Cash Equivalents:

For purposes of the statement of cash flows, the Company considers all highly-liquid investments purchased with original maturities of six months or less to be cash equivalents.

The Company maintains its cash in bank deposit accounts which, at December 31, 2019 did not exceed federally insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on such amounts.

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

Recently Issued Accounting Standards:

In February 2016, the FASB issued ASU No. 2016-02 - Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either financing or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The standard is effective on January 1, 2019, however early adoption is permitted. effective January 1, 2019. On July 1, 2019 the Company adopted the requirements of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2016-02 (Topic 842), Leases (“ASU 2016-02”)using modified retrospective approach. Amounts and disclosures set forth in this Form 10-Q reflect this change.

Other recent accounting pronouncements issued by the FASB did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 3 - REVENUE:

The Company's subsidiary, Anton Nielsen Vojens, ApS has one customer who is a non-related party and leases property from the Company. For the period ending December 31, 2019 and December 31, 2018 the major customer concentrations were as follows:

	Percent of Sales for the Six-Month Period ending December 31,
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

NOTE 5 - LAND:

The Land owned by the Company’s wholly owned subsidiary constitutes the largest asset of the Company. During the six-month period ending December 31, 2019 the Company recorded a decrease in the carrying value of the Land of $8,662 due to the currency translation difference. The carrying value of the Land of the Company was as follows:

	Carrying Value of Land at

	December 31, 2019	June 30, 2019
US Dollars	$606,559	$615,220

NOTE 6 - RELATED PARTY TRANSACTIONS:

Crossfield, Inc., a company of which the CEO, Robert Wolfe is an officer and director, has made advances to the Company which are not collateralized, non-interest bearing, and payable upon demand, however, the Company did not expect to make payment within one year. At December 31, 2019 and June 30, 2019, the Company had a balance of $123,850 and $120,753 respectively. During the six-month period ended December 31, 2019 and December 31, 2018 expenses paid on behalf of the Company were $11,726 and $7,665 respectively. The Company repaid $8,546 of the advancement during the six months ending December 31, 2019.

NOTE 7 - NOTES PAYABLE:

During 2006, the Company issued a promissory note (“Note”) for $650,000, payable to the Borkwood Development Ltd, a previous shareholder of the Company (“Seller”), payable and amortized monthly and carrying an interest at 5% per year. The Company has the right to prepay the note at any time with a notice of 14 days. To secure the payment of principal and interest the Sellers will receive a perfect lien and security interest in the Shares in the company ANV until the note with accrued interest is paid in full, and, 2) In the case that the Note has not been repaid within 12 months from the day of closing the Sellers have the right to convert the debt to common stock of Advanced Oxygen Technologies, Inc. in an amount of non-diluted shares calculated on the conversion Date, equal to the lesser of : a) Six hundred and Fifty thousand (650,000) or the Purchase Price minus the principal payments made by the buyer, whichever is greater, divided by the previous ten day closing price of AOXY as quoted on the national exchange, or b) Fifteen million shares, whichever is lesser. The Note has been extended until July 1, 2020, prior to period end and interest waived through the period ending June 30, 2020. Due to the extension, the note is not in default and therefore not convertible as of December 31, 2019. As of December 31, 2019, the unpaid balance was $127,029.

The Company has a note payable with a bank (“Note B”). The original amount of Note B was kr 1,132,000 Danish Krone (kr). Note B is secured by the subsidiary’s real estate, with a 2.00% interest rate and 4 years left on the term. The balance on the note as of

December 31, 2019 was $70,052. During the period ended December 31, 2019, the Company paid $8,531 in principal payments and $1,756 in interest.

The Company’s commitments and contingencies are $142,746 for 2019 and $54,336 for the years 2020 through 2024 with a total of $197,081. The amounts stated reflect the Company’s commitments in the currencies that those commitments were made and the amounts are an estimate of what the US dollar amount would be if the currency rates did not change.

Year	Amount
2020	$135,755
2021	17,714
2022	18,072
2023	18,436
2024	7,104
Total	$197,081

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

On September 23, 2019 the Company entered into a Stock Grant and Investment Agreement with Robert Wolfe, its CEO and a Director (“Wolfe”) whereby the Company has granted 1,000,000 shares (the “Shares”) of common stock of the Company, with a fair value of $113,000 based on a stock price of $0.11. The shares were issued for services rendered by Wolfe to the Company and which Shares are deemed irrevocably and fully earned and vested as of the date thereof. The Shares have been issued in reliance upon the exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

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

Series 2 Convertible Preferred Stock:

Each Series 2 preferred share also includes one warrant to purchase two common shares for $5.00. The warrants are exercisable over a three-year period. In the event of the liquidation of the Company, holders of Series 2 preferred stock would be entitled to receive $5.00 per share, plus any unpaid dividends declared on the Series 2 preferred stock from the funds remaining after the Company's creditors, including directors, have been paid. There have been no dividends declared. There are 177,000 Series 2 Convertible Preferred shares designated. During November 1997, 172,000 shares of Series 2 preferred stock were converted into 344,000 shares of the Company's common stock. As of December 31, 2019, and June 30, 2019 there are 5,000 shares issued, which are convertible into 2 common shares. There are no warrants outstanding that have been issued in connection with these preferred shares.

Series 3 Convertible Preferred Stock:

The Company has designated 1,670,000 shares of series 3 convertible preferred stock with a par value $0.01. Each share automatically converts on March 2, 2000 into either (a) one (1) share of the Company's common stock if the average closing price of the common stock during the ten trading days immediately prior to March 1, 2000 is equal to or greater than sixty-six cents ($0.66) per share, or (b) one and one-half (1 1/2) shares of common stock if the average closing price of the common stock during the ten trading days immediately prior March 1, 2000 is less than sixty-six cents ($0.66) per share. There are zero shares issued and outstanding at December 31, 2019 and June 30, 2019.

Series 5 Convertible Preferred Stock:

The Company has designated 1 share of series 5 convertible preferred stock, no par value. There is 1 Series 5 Convertible Preferred shares designated. The shares are collectively convertible to common stock of the Company on March 5, 2004, in an amount equal to the greater of a.)290,000 shares divided by the ten day closing price, prior to the date of acquisition of IPS, of the Company's common stock as quoted on the national exchange and not to exceed twenty million shares, or b.) six million shares. There are zero shares issued and outstanding at December 31, 2019 and June 30, 2019.

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

Revenues: Revenues from operations for the three-month period ending December 31, 2019 and December 31, 2018 were $9,281 and $9,488 respectively, and the revenues for the six-month period ending December 31, 2019 and December 31, 2018 were $18,610 and $19,161 respectively. They were attributable to operations of the Company's wholly owned subsidiary Anton Nielsen Vojens. The fluctuation was due to currency fluctuations.

Selling, general and administrative expenses: G&A expenses for the three-month period ending December 31, 2019 and December 31, 2018 were $3,958 and $1,315 respectively, and for the six-month period ending December 31, 2019 and December 31, 2018 were $7,173and $3,176 respectively. The expenses are mainly attributable to ANV's normal operations and the fluctuations are attributable to currency fluctuations.

Salary and Wages expenses: Salary and wage compensation expenses for the three-month period ending December 31, 2019 and December 31, 2018 were $0 and $0 respectively, and for the six-month period ending December 31, 2019 and December 31, 2018 were $113,000 and $0 respectively. The increase is attributable to Common Stock issues to an officer of the Company.

Professional expenses: Professional expenses for the three-month period ending December 31, 2019 and December 31, 2018 were $2,500 and $2,500 respectively, and for the six-month period ending December 31, 2019 and December 31, 2018 were $8,500 and $8,500 respectively. The expenses are mainly attributable to the Company's independent auditors and SEC filings.

Interest expense: Interest expense for the three-month period ending December 31, 2019 and December 31, 2018 was $854 and $1,070 respectively, and for the six-month period ending December 31, 2019 and December 31, 2018 was $1,755 and $2,213 respectively. Interest expenses for 2019 are lower primarily due to the currency fluctuations and the reduction of debt.

Net income (loss) attributed to common stockholders: Net income (loss) attributed to common stockholders was $183 or $0.00 per share for the three-month period ending December 31, 2019 as compared to $2,774 or $0.00 per share for December 31, 2018. Net income (loss) attributed to common stockholders was $(115,363) or ($0.04) per share for the six-month period ending December 31, 2019 as compared to $5,463 or $0.00 per share for December 31, 2018. The fluctuations are mainly attributable to officer compensation, professional fees and currency fluctuations.

Liquidity and capital resources: At December 31, 2019 and June 30, 2019, the Company had cash and cash equivalents of $37,302 and $43,098 respectively. At December 31, 2019 and June 30, 2019, the Company had a working capital deficit of $262,586 and $251,829 respectively. The change in cash is primarily associated with currency fluctuations, and the decrease in the working capital deficit is primarily due to payment of debt and normal operations.

Net cash provided by (used in) operating activities for six-month period ending December 31, 2019 and December 31, 2018 was $11,861 and $4,682, respectively. The net cash used by operating activities was primarily due to the operations of ANV and the payment of ANV taxes.

Net cash (used in) financing activities for six-month period ending December 31, 2019 and December 31, 2018 was $(17,077) and $(12,724) respectively. Net cash provided from or used for financing activities for both periods is related to the company's borrowings from banks, officers and directors, and the repayment of debt.

OFF BALANCE SHEET ARRANGEMENTS:

We do not currently have any off-balance sheet arrangements.

ACQUISITION EFFORTS:

The Company continues its efforts to raise capital to support operations and growth and is actively searching acquisition or merger with another company that would complement AOXY or increase its earnings potential. During this period, the Company has been in discussion with Companies looking to be acquired. AOXY has not negotiated any terms nor proposed any acquisitions of any of these companies that have been accepted. In addition, the Company is in discussion with potential lending institutions to assist in financing any proposed acquisition. The Company expects difficulty in financing the growth of the increased business or acquisition and has been concentrating on raising capital and/or obtaining a line of credit.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk:

Smaller reporting companies are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded as of December 31, 2019 that our disclosure controls and procedures were not effective at ensuring that the material information required to be disclosed in the Exchange Act reports is recorded, processed, summarized and reported as required in applicable SEC rules and forms.

Changes in Internal Control over Financial Reporting

We adopted ASC 842, Leases, on July 1, 2019, which required management to make changes to our policies and processes and to implement new or modify existing internal controls over financial reporting during the quarter ended December 31, 2019. This included modifications to our existing controls over the review of customer contracts and other agreements, and new controls related to disclosure requirements.

During the six-month period ended December 31, 2019, there were no other changes in our internal control over financial reporting identified in connection with managements evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II

ITEM 1: LEGAL PROCEEDINGS

During the period ending December 31, 2019, there were pending or threatened legal actions as follows:

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

During the six- month period ending December 31, 2019, the Company filed one report on Form 8-K.

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

Exhibit Number	Description of the Document
3.1	Certificate of Incorporation as Amended and filed with the Secretary of State of Delaware effective on December 5, 2014(1)
3.2	Bylaws.(Previously Filed)
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
10.1	Stock Grant and Investment Agreement dated September 23, 2019 ( Previously Filed)
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

 *Filed herewith

(1)	Filed as an exhibit to the Company’s 8-K filed with the SEC on December 9, 2014 and incorporated herein by reference.

SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 27, 2020	By:	/s/ Robert E. Wolfe
Robert E. Wolfe
Chairman of the Board and Chief Executive Officer and Principal Financial Officer

