Form 10-Q
period 2020-03-31
ADVANCED OXYGEN TECHNOLOGIES INC
filed 2020-04-17
CIK 352991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of April 17, 2020, there were 3,292,945 issued and outstanding shares of the registrant’s Common Stock, $.01 par value.

Documents incorporated by reference: None.

ADVANCED OXYGEN TECHNOLOGIES, INC.

	INDEX	Page
PART I

Item 1:	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheet as of March 31, 2020 (unaudited) and June 30, 2019	3
	Condensed Consolidated Statement of Operations and Comprehensive (Loss) for the three and nine months ended March 31, 2020 and March 31, 2019 (unaudited)	4
	Condensed Consolidated Statement of Stockholders' Equity for the three and nine months ended March 31, 2020 and March 31,2019(unaudited)
	Condensed Consolidated Statement of Cash Flow for the nine months ended March 31, 2020 and March 31, 2019 (unaudited)	5
	Notes to the Condensed Consolidated Financial Statements	6-13

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3:	Quantitative and Qualitative Disclosures about Market Risk	15
Item 4:	Controls and Procedures	15

PART II

Item 1:	Legal Proceedings	16
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3:	Defaults Upon Senior Securities	16
Item 4:	Mine Safety Disclosures	16
Item 5:	Other Information	16
Item 6.	Exhibits and Reports on Form 8-K	16
Signature		17
EXHIBIT 31.1, 31.2 Certifications of Officers		EX 31
EXHIBIT 32.1, 32.2 Certifications of Officers		EX 32
EXHIBIT 101.INS XBRL Instance		EX 101.INS
EXHIBIT 101.SCH XBRL Taxonomy Extension Schema Document		EX 101.SCH
EXHIBIT 101.CAL XBRL Taxonomy Extension Calculation Document		EX 101.CAL
EXHIBIT 101.DEF XBRL Taxonomy Extension Definition Document		EX 101.DEF
EXHIBIT 101.LAB XBRL Taxonomy Extension Labels Document		EX 101.LAB
EXHIBIT 101.PRE XBRL Taxonomy Extension Presentation Document		EX 101.PRE

PART 1: FINANCIAL INFORMATION

Item 1: Condensed Consolidated Financial Statements for the nine months ending March 31, 2020 (unaudited).

ADVANCED OXYGEN TECHNOLOGIES, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2020	June 30, 2019
ASSETS	(Unaudited)

CURRENT ASSETS
Cash	$36,074	$43,098
Property tax receivable	1,175	1,213
Total Current Assets	37,249	44,311

LONG TERM ASSETS
Land	596,159	615,220
TOTAL ASSETS	$633,408	$659,531

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$250	$225
Taxes payable	28,317	30,782
Deferred revenue	3,082	—
Advances from a related party	124,392	120,753
Notes payable, current portion	143,842	144,380

Total Current Liabilities	299,883	296,140

TOTAL LONG-TERM LIABILITIES
Notes payable	47,760	62,464
Long Term Liabilities	47,760	62,464

TOTAL LIABILITIES	347,643	358,604

STOCKHOLDERS’ EQUITY-
Convertible preferred stock, Series 2, par value $0.01; authorized 10,000,000 shares; issued and outstanding 5,000 at March 31, 2020 and June 30, 2019	50	50
Convertible preferred stock, Series 3, par value $0.01; authorized 1,670,000 shares; zero shares issued and outstanding	—	—
Convertible preferred stock, Series 5; no par value, 1 share authorized, zero shares issued and outstanding, respectively.	—	—
Common stock, par value $0.01; At March 31, 2020 and June 30, 2019, authorized 60,000,000 shares; issued and outstanding 3,292,945 shares and 2,292,945 shares.	32,929	22,929
Additional paid-in capital	21,056,991	20,953,991
Accumulated other comprehensive income	31,223	48,198
Accumulated deficit	(20,835,428)	(20,724,241)
TOTAL STOCKHOLDERS EQUITY	285,765	300,927
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$633,408	$659,531

See accompanying notes to condensed unaudited consolidated financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS) (Unaudited)

	For the three months ended March 31,		For the nine months ended March 31,
	2020	2019	2020	2019
Revenues

Real Estate Rentals	$9,326	$9,528	$27,936	$28,689

Total Revenues	9,326	9,528	27,936	28,689

Costs and Expenses
General & Administrative	498	1,316	7,671	4,492
Professional expenses	2,747	2,500	11,247	11,000
Salary and Wages	—	—	113,000	—
Total Operating Expenses	3,245	3,816	131,918	15,492

Income (Loss) from operations	6,081	5,712	(103,982)	13,197
Other income (expenses)
Interest Expense	(792)	(1,014)	(2,547)	(3,227)
Income (loss) before Income Taxes	5,289	4,698	(106,529)	9,970

Income Taxes Benefit (expense)	1,113	5,536	4,658	5,345

NET INCOME (LOSS)	$4,176	$(838)	$(111,187)	$4,625

Weighted average number of common shares outstanding:
Basic	3,292,945	2,292,945	2,987,490	2,292,945
Dilutive	3,302,945	2,292,945	2,987,490	2,302,945

Earnings per share:
Basic	$0.00	$(0.00)	$(0.04)	$0.00
Dilutive	$0.00	$(0.00)	$(0.04)	$0.00

OTHER COMPREHENSIVE LOSS
Foreign Currency Translation Adjustments	$(9,438)	$(11,166)	$(16,975)	$(22,086)
Total Comprehensive (Loss)	$(5,262)	$(12,004)	$(128,162)	$(17,461)

See accompanying notes to condensed unaudited consolidated financial statements.

ADVANCED OXYGEN TECHNOLOGIES INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited) Nine-Month Period Ending March 31, 2020 and 2019

	Preferred Stock Convertible Series 2		Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance at June 30, 2018	5,000	50	2,292,945	22,929	20,953,991	(20,732,352)	63,139	307,757
Net Income						4,625		4,625
Foreign Currency Translation Adjustment	—	—	—	—	—	—	(22,086)	(22,086)

Balance at March 31, 2019	5,000	50	2,292,945	22,929	20,953,991	(20,727,727)	41,053	290,296

Balance at June 30, 2019	5,000	50	2,292,945	22,929	20,953,991	(20,724,241)	48,198	300,927
Net Income						(111,187)		(111,187)
Foreign Currency Translation Adjustment	—	—	—	—	—	—	(16,975)	(16,975)

To Record the stock-based compensation issuance of 1,000,000 shares of common stock, par value $0.01	—	—	1,000,000	10,000	103,000	—	—	113,000

Balance at March 31, 2020	5,000	50	3,292,945	32,929	21,056,991	(20,835,428)	31,223	285,765

See accompanying notes to condensed unaudited consolidated financial statements.

ADVANCED OXYGEN TECHNOLOGIES INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (unaudited) Three-Month Period Ending March 31, 2020 and 2019

	Preferred Stock Convertible Series 2		Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2018	5,000	50	2,292,945	22,929	20,953,991	(20,726,889)	52,219	302,300
Net Income						(838)		(838)
Foreign Currency Translation Adjustment	—	—	—	—	—	—	(11,166)	(11,166)

Balance at March 31, 2019	5,000	50	2,292,945	22,929	20,953,991	(20,727,727)	41,053	290,296

Balance at December 31, 2019	5,000	50	3,292,945	32,929	21,056,991	(20,839,604)	40,661	291,027
Net Income	—	—	—	—	—	4,176	—	4,176
Foreign Currency Translation Adjustment	—	—	—	—	—	—	(9,438)	(9,438)

Balance at March 31, 2020	5,000	50	3,292,945	32,929	21,056,991	(20,835,428)	31,223	285,765

See accompanying notes to condensed unaudited consolidated financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net income (loss)	$(111,187)	$4,625
Adjustments to reconcile net income (loss) to net cash
Stock-based compensation	113,000	—
Expenses paid on behalf of a related party	14,676	14,350
Changes in operating assets and liabilities Accounts payable	26	(25)
Taxes payable	(1,518)	(12,427)
Deferred revenue	3,082	—
Net cash provided by (used in) operating activities	18,079	6,523

Cash flow from financing activities:
Repayment of long-term debt	(12,818)	(13,027)
Repayment of notes payable - related party	(11,069)	(6,456)
Net cash provided by (used in) financing activities	(23,887)	(19,483)
Change due to FX Translation	(1,216)	(1,871)
Net Change in Cash	(7,024)	(14,831)

Cash at beginning of the period	$43,098	$53,415
Cash at end of period	$36,074	$38,584

Supplemental Disclosure of Cash flow Information
Cash paid for Interest	2,547	3,227

See accompanying notes to condensed unaudited consolidated financial statements.

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

The results of operations for the nine months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending June 30, 2020. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the years ended June 30, 2019 and 2018 included in Form 10-K filed with the SEC.

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

Earnings per Share:

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of March 31, 2020, and March 31, 2019 there were 10,000 and 10,000 potential dilutive shares that need to be considered as common share equivalents and because of the net loss, the effect of these potential common shares is anti-dilutive for nine-months ended March 31, 2020 and dilutive for the three-months ended March 31, 2020.

Cash and Cash Equivalents:

For purposes of the statement of cash flows, the Company considers all highly-liquid investments purchased with original maturities of six months or less to be cash equivalents.

The Company maintains its cash in bank deposit accounts which, at March 31, 2020 did not exceed federally insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on such amounts.

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

Leases:

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

Recently Issued Accounting Standards:

In February 2016, the FASB issued ASU No. 2016-02 - Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either financing or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The standard is effective on January 1, 2019, however early adoption is permitted. effective January 1, 2019. On July 1, 2019 the Company adopted the requirements of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2016-02 (Topic 842), Leases (“ASU 2016-02”) using modified retrospective approach. Amounts and disclosures set forth in this Form 10-Q reflect this change.

New Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes. ASU 2019-12 is intended to simplify accounting for income taxes. It removes certain exceptions to the general principles in Topic 740 and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years, which is fiscal 2022 for us, with early adoption permitted. We do not expect adoption of the new guidance to have a significant impact on our financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurements. This ASU includes additional disclosures requirements for recurring Level 3 fair value measurements including disclosure of changes in unrealized gains and losses for the period included in other comprehensive income, disclosure of the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and narrative description of measurement uncertainty related to Level 3 measurements. Early adoption is permitted. This ASU will be effective for us on July 1, 2020. We are evaluating the impact of the adoption of this ASU on our financial condition, results of operations and cash flows, and, as such, we are not able to estimate the effect the adoption of the new standard will have on our financial statements.

Other recent accounting pronouncements issued by the FASB did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 3 - REVENUE:

The Company's subsidiary, Anton Nielsen Vojens, ApS has one customer who is a non-related party and leases property from the Company. Rent revenues related to the operating lease are recognized as incurred. For the period ending March 31, 2020 and March 31, 2019 the major customer concentrations were as follows:

	Percent of Sales for the Nine-Month Period ending March 31,
Customer	2020	2019
Circle K Denmark A/S, Formerly Statoil A/S	100%	100%

Total Sales from Major Customers	100%	100%

NOTE 4 - LAND:

The Land owned by the Company’s wholly owned subsidiary constitutes the largest asset of the Company. During the nine-month period ending March 31, 2020 the Company recorded a decrease in the carrying value of the Land of $19,061 due to the currency translation difference. The carrying value of the Land of the Company was as follows:

	Carrying Value of Land at
	March 31, 2020	June 30, 2019
US Dollars	$596,159	$615,220

NOTE 5 - RELATED PARTY TRANSACTIONS:

Crossfield, Inc., a company of which the CEO, Robert Wolfe is an officer and director, has made advances to the Company which are not collateralized, non-interest bearing, and payable upon demand, however, the Company did not expect to make payment within one year. At March 31, 2020 and June 30, 2019, the Company had a balance of $124,392 and $120,753 respectively. During the nine-month period ended March 31, 2020 and March 31, 2019 expenses paid on behalf of the Company were $14,676 and $14,350 respectively. The Company repaid $11,069 of the advancement during the nine months ending March 31, 2020.

NOTE 6 - NOTES PAYABLE:

During 2006, the Company issued a promissory note (“Note”) for $650,000, payable to the Borkwood Development Ltd, a previous shareholder of the Company (“Seller”), payable and amortized monthly and carrying an interest at 5% per year. The Company has the right to prepay the note at any time with a notice of 14 days. To secure the payment of principal and interest the Sellers will receive a perfect lien and security interest in the Shares in the company ANV until the note with accrued interest is paid in full, and, 2) In the case that the Note has not been repaid within 12 months from the day of closing the Sellers have the right to convert the debt to common stock of Advanced Oxygen Technologies, Inc. in an amount of non-diluted shares calculated on the conversion Date, equal to the lesser of : a) Six hundred and Fifty thousand (650,000) or the Purchase Price minus the principal payments made by the buyer, whichever is greater, divided by the previous ten day closing price of AOXY as quoted on the national exchange, or b) Fifteen million shares, whichever is lesser. The Note has been extended until July 1, 2020, prior to period end and interest waived through the period ending June 30, 2020. Due to the extension, the note is not in default and therefore not convertible as of March 31, 2020. As of March 31, 2020, the unpaid balance was $127,029.

The Company has a note payable with a bank (“Note B”). The original amount of Note B was kr 1,132,000 Danish Krone (kr). Note B is secured by the subsidiary’s real estate, with a 2.00% interest rate and 3.75 years left on the term. The balance on the note as of March 31, 2020 was $64,573. During the period ended March 31, 2020, the Company paid $12,821 in principal payments and $2,537 in interest.

The Company’s commitments and contingencies are $131,327 for 2020. See below table for the years 2020 through 2024 with a total of $191,602. The amounts stated reflect the Company’s commitments in the currencies that those commitments were made and the amounts are an estimate of what the US dollar amount would be if the currency rates did not change.

Year	Amount
2020	$131,327
2021	17,411
2022	17,762
2023	18,120
2024	6,982
Total	$191,602

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

Series 2 Convertible Preferred Stock:

Each Series 2 preferred share also includes one warrant to purchase two common shares for $5.00. The warrants are exercisable over a three-year period. In the event of the liquidation of the Company, holders of Series 2 preferred stock would be entitled to receive $5.00 per share, plus any unpaid dividends declared on the Series 2 preferred stock from the funds remaining after the Company's creditors, including directors, have been paid. There have been no dividends declared. There are 177,000 Series 2 Convertible Preferred shares designated. During November 1997, 172,000 shares of Series 2 preferred stock were converted into 344,000 shares of the Company's common stock. As of March 31, 2020, and June 30, 2019 there are 5,000 shares issued, which are convertible into 2 common shares. There are no warrants outstanding that have been issued in connection with these preferred shares.

Series 3 Convertible Preferred Stock:

The Company has designated 1,670,000 shares of series 3 convertible preferred stock with a par value $0.01. Each share automatically converts on March 2, 2000 into either (a) one (1) share of the Company's common stock if the average closing price of the common stock during the ten trading days immediately prior to March 1, 2000 is equal to or greater than sixty-six cents ($0.66) per share, or (b) one and one-half (1 1/2) shares of common stock if the average closing price of the common stock during the ten trading days immediately prior March 1, 2000 is less than sixty-six cents ($0.66) per share. There are zero shares issued and outstanding at March 31, 2020 and June 30, 2019.

Series 5 Convertible Preferred Stock:

The Company has designated 1 share of series 5 convertible preferred stock, no par value. There is 1 Series 5 Convertible Preferred shares designated. The shares are collectively convertible to common stock of the Company on March 5, 2004, in an amount equal to the greater of a.)290,000 shares divided by the ten day closing price, prior to the date of acquisition of IPS, of the Company's common stock as quoted on the national exchange and not to exceed twenty million shares, or b.) six million shares. There are zero shares issued and outstanding at March 31, 2020 and June 30, 2019.

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

Revenues: Revenues from operations for the three-month period ending March 31, 2020 and March 31, 2019 were $9,326 and $9,528 respectively, and the revenues for the nine-month period ending March 31, 2020 and March 31, 2019 were $27,936 and $28,689 respectively. They were attributable to operations of the Company's wholly owned subsidiary Anton Nielsen Vojens. The fluctuation was due to currency fluctuations.

Selling, general and administrative expenses: G&A expenses for the three-month period ending March 31, 2020 and March 31, 2019 were $498 and $1,316 respectively, and for the nine-month period ending March 31, 2020 and March 31, 2019 were $7,671 and $4,492 respectively. The expenses are mainly attributable to ANV's normal operations and the fluctuations are attributable to currency fluctuations.

Salary and Wages expenses: Salary and wage compensation expenses for the three-month period ending March 31, 2020 and March 31, 2019 were $0 and $0 respectively, and for the nine-month period ending March 31, 2020 and March 31, 2019 were $113,000 and $0 respectively. The increase is attributable to Common Stock issued to an officer of the Company.

Professional expenses: Professional expenses for the three-month period ending March 31, 2020 and March 31, 2019 were $2,747, and $2,500 respectively, and for the nine-month period ending March 31, 2020 and March 31, 2019 were $11,247 and $11,000 respectively. The expenses are mainly attributable to the Company's independent auditors and SEC filings.

Interest expense: Interest expense for the three-month period ending March 31, 2020 and March 31, 2019 was $792 and $1,014 respectively, and for the nine-month period ending March 31, 2020 and March 31, 2019 was $2,547 and $3,227 respectively. Interest expenses for 2019 are lower primarily due to the currency fluctuations and the reduction of debt.

Net income (loss) attributed to common stockholders: Net income (loss) attributed to common stockholders was $4,176 or $0.00 per share for the three-month period ending March 31, 2020 as compared to $(838) or $(0.00) per share for March 31, 2019. Net income (loss) attributed to common stockholders was $(111,187) or ($0.04) per share for the nine-month period ending March 31, 2020 as compared to $4,625 or $0.00 per share for March 31, 2019. The fluctuations are mainly attributable to officer compensation, general & administrative expenses and currency fluctuations.

Liquidity and capital resources: At March 31, 2020 and June 30, 2019, the Company had cash and cash equivalents of $36,074 and $43,098 respectively. At March 31, 2020 and June 30, 2019, the Company had a working capital deficit of $262,634 and $251,829 respectively. The change in cash is primarily associated with currency fluctuations, and the increase in the working capital deficit is primarily due to decreases in cash and increases in deferred revenue, taxes payable, and advances from a related party.

Net cash provided by operating activities for nine-month period ending March 31, 2020 and March 31, 2019 was $18,079 and $6,523, respectively. The increase in cash provided by operating activities was primarily due to the increase of $113,000 of stock-based compensation, the increase of $ 3,082 in deferred revenues and the $10,909 decrease in cash used to pay for taxes payable, offset by the $115,812 increase in net loss.

Net cash (used in) financing activities for nine-month period ending March 31, 2020 and March 31, 2019 was $(23,887) and $(19,483) respectively. Net cash provided from or used for financing activities for both periods is related to the company's borrowings from banks, officers and directors, and the repayment of debt.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded as of March 31, 2020 that our disclosure controls and procedures were not effective at ensuring that the material information required to be disclosed in the Exchange Act reports is recorded, processed, summarized and reported as required in applicable SEC rules and forms.

Changes in Internal Control over Financial Reporting

We adopted ASC 842, Leases, on July 1, 2019, which required management to make changes to our policies and processes and to implement new or modify existing internal controls over financial reporting during the quarter ended March 31, 2020. This included modifications to our existing controls over the review of customer contracts and other agreements, and new controls related to disclosure requirements.

During the nine-month period ended March 31, 2020, there were no other changes in our internal control over financial reporting identified in connection with managements evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II

ITEM 1: LEGAL PROCEEDINGS

During the period ending March 31, 2020, there were pending or threatened legal actions as follows:

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

During the nine- month period ending March 31, 2020, the Company filed one report on Form 8-K.

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

Date: April 17, 2020	By:	/s/ Robert E. Wolfe
Robert E. Wolfe
Chairman of the Board and Chief Executive Officer and Principal Financial Officer

(1)	Filed as an exhibit to the Company’s 8-K filed with the SEC on December 5, 2014 and incorporated herein by reference.

