Form 10-K
period 2020-06-30
ADVANCED OXYGEN TECHNOLOGIES INC
filed 2020-08-20
CIK 352991

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2020

Or

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

Check one: Yes ☐ No ☒

The aggregate market value of Common Stock at December 31, 2019 held by non-affiliates approximated $76,283, based upon the average bid and asked prices for a share of Common Stock on that date. For purposes of this calculation, persons owning 10% or more of the shares of Common Stock are assumed to be affiliates, although such persons are not necessarily affiliates for any other purpose. As of August 20, 2020, there were 3,292,945 issued shares and outstanding shares of the registrant's Common Stock, $0.01 par value.

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

PART I

ITEM 1- DESCRIPTION OF BUSINESS

GENERAL:

Advanced Oxygen Technologies, Inc. ("Advanced Oxygen Technologies", "AOXY", or the "Company") operations are derived from its wholly owned subsidiaries Anton Nielsen Vojens, ApS ("ANV"), Sharx Inc. and its wholly owned subsidiary Sharx DK ApS (collectively “Sharx”).

AOXY, incorporated in Delaware in 1981 under the name Aquanautics Corporation, was, from 1985 until May 1995, a startup specialty materials company producing new oxygen control technologies. From May of 1995 through December of 1997 AOXY had minimal operations and was seeking funding for operations and companies to which it could merge or acquire. In March of 1998 AOXY began operations in California. From 1998 through 2000, the business consisted of producing and selling CD- ROMS for conference events, advertisement sales on the CD's, database management and event marketing all associated with conference events. From 2000 through March of 2003, the business consisted solely of database management. From 2003 through April 2005, the business operations were derived totally from the Company's wholly owned business, IP Service, ApS, a Danish IP security vulnerability company ("IP Service"). Business operations have been solely derived from ANV and Sharx.

ANV is a Danish company that owns commercial real estate in Vojens, Denmark. ANV's revenues are derived solely from the lease revenue from its real estate. Circle K Denmark A/S, formerly StatOil A/S, leases the facility from ANV. The lease expires in 2026.

Sharx Inc. is a Wyoming corporation incorporated in April 2020 and operations are derived from its wholly owned subsidiary Sharx Dk ApS.

Sharx DK ApS is a Danish company, incorporated in April 2020. On June 30, 2020, Sharx DK ApS, entered into a Distribution Agreement (the “Distribution Agreement” Exhibit 10.1) with Cleaver ApS, a Danish corporation (“Cleaver ”), whereby Cleaver has appointed the Company as Cleaver’s nonexclusive distributor of its products in Europe, South America and North America. Cleaver is a manufacturer of a line of products for the logistics and cargo industry.

AOXY, incorporated in Delaware in 1981 under the name Aquanautics Corporation, was, from 1985 until May 1995, a startup specialty materials company producing new oxygen control technologies. From May of 1995 through December of 1997 AOXY had minimal operations and was seeking funding for operations and companies to which it could merge or acquire. In March of 1998 AOXY began operations in California. From 1998 through 2000, the business consisted of producing and selling CD- ROMS for conference events, advertisement sales on the CD's, database management and event marketing all associated with conference events. From 2000 through March of 2003, the business consisted solely of database management. From 2003 through April 2005, the business operations were derived totally from the Company's wholly owned business, IP Service, ApS, a Danish IP security vulnerability company ("IP Service"). Business operations have been solely derived from ANV and Sharx.

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

PURCHASE OF ANTON NIELSEN VOJENS, ApS: STOCK ACQUISITION AGREEMENT OF FEBRUARY 3, 2006

Pursuant to a stock acquisition agreement on February 3, 2006 Advanced Oxygen Technologies, Inc. ("AOXY") purchased 100.00% of the stock of Anton Nielsen Vojens ApS, a Danish company from Borkwood Development Ltd. (a current shareholder of AOXY) for Six Hundred and Fifty Thousand US Dollars. The transaction was financed as follows:

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

SUBDIVISION AND SALE OF REAL ESTATE OF MARCH 3, 2006

Pursuant to an acquisition agreement attached hereto as exhibit I (Danish original) and Exhibit II (English Translation) ("Acquisition Agreement"), on March 3, 2006 Anton Nielsen Vojens ApS , a wholly owned subsidiary of Advanced Oxygen Technologies, Inc. ("AOXY") entered into an agreement to sub divide and sell a 3,300 M2 portion of its Vojens City property ('Property") for Two Million Three hundred Thousand Danish Krone (2.300.000 DKK) to Ejendomsselskabet Ostergade 67 ApS, a Danish company ("EO"). Under the terms of the Acquisition Agreement: EO purchased the Property in an as is condition, and was responsible for all costs of the transaction including but not limited to: sub division costs, legal, financial, 1/2 the filing costs, deed transfer costs (ANV was responsible for the survey costs and 1/2 the filing costs).

INCORPORATION OF SHARX INC AND SHARX DK ApS OF APRIL 2020

In April 2020, the Company formed and incorporated Sharx Inc. in Wyoming. In April 2020, Sharx Inc. incorporated Sharx DK Aps in Denmark. Operations of Sharx DK Aps began in June 2020. On June 30, 2020, Advanced Oxygen Technologies, Inc. (collectively with its subsidiaries, the “Company”), through its indirect wholly owned subsidiary, Sharx DK ApS, a Danish corporation, entered into a Distribution Agreement (the “Distribution Agreement”) with Cleaver ApS, a Danish corporation (“Cleaver ”), whereby Cleaver has appointed the Company as Cleaver’s nonexclusive distributor of its products in Europe, South America and North America. Cleaver is a manufacturer of a line of products for the logistics and cargo industry.

COMPANY OBJECTIVE AND MISSION:

The Company currently shares its location with a related company of the President of the Company. The Company owns 100% of subsidiaries, Anton Nielsen Vojens, ApS, Sharx Inc. and Sharx DK ApS.

Anton Nielsen Vojens owns and leases commercial real estate to Circle K Denmark A/S, formerly StatOil A/S a Danish company. The lease expires in 2026. Through this lease, the Company believes that the operations of ANV will continue to produce revenues.

Sharx Inc. and Sharx DK ApS distribute and sell cargo security straps and tie downs pursuant to a distribution agreement with the manufacturer Cleaver ApS.

The Company continues its efforts to raise capital to support operations and growth, and is actively searching acquisitions or mergers with another company that would complement the Company and increase its earnings potential.

COMPETITION:

The Company's subsidiary ANV revenues are currently derived from its lease revenues of its commercial real estate holding. With the global changes in the economies during the year ended June 30, 2020, the Company's direct competition would be other vacant commercial real estate entities. The Company believes that there are no identifiable direct competitors.

The Company's subsidiary Sharx revenues are currently derived from its sales of cargo security straps and tie downs. The load restraint equipment market in the United States and Europe is dominated by large companies such as Dottie Down, USA Ratchet, LLC, Ratchet Straps, USA, Kinedyne, LLC, The Rachet Depot, Inc., The Forankra Group, and GTF Factors, Ltd, each of which have far greater capital and operational resources than us. Our products will directly compete in the load restraint markets dominated by these major competitors. In this market, competitive factors include price, product offerings, value-added service programs, service and delivery, credit terms, and customer support.

CUSTOMERS:

The Company's subsidiary ANV currently has one customer, Circle K Denmark A/S, formerly StatOil AS., Copenhagen Denmark.

The Company's subsidiary Sharx currently has one retail customer.

EMPLOYEES:

As of June 30, 2020 the Company had a total of 2 employees.

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

WE ARE SUBJECT TO RISKS ASSOCIATED WITH FOREIGN CURRENCY

ANV and Sharx DK ApS are Danish companies with operations only in Denmark. During the year ended June 30, 2020 and 2019, foreign revenues accounted for 100% of our total revenue. As a result, we are subject to risks associated with generating revenue in multiple countries, including:

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

WE ARE SUBJECT TO RISKS ASSOCIATED WITH OPERATIONS THAT HAVE A CONCENTRATION OF CUSTOMERS

ANV has only one customer. There is no guarantee that this customer will remain solvent, and or continue with the Company in the same manner as it is now. As such, if ANV were to lose this customer, 100% of ANV’s revenues would be lost representing a 86 percent decrease in the Company’s revenues.

Sharx DK ApS (“Sharx”) has only one customer. There is no guarantee that this customer will remain solvent, and or continue with the Company in the same manner as it is now. As such, if the Sharx were to lose this customer, 100% of its revenues would be lost representing a 14 percent decrease in the Company’s revenues.

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

Risks Specific to Our Industry

WE ARE SUBJECT TO RISKS ASSOCIATED WITH GLOBAL DECLINE IN REAL ESTATE

ANV, has only one commercial real estate property. There is no guarantee that the demand for rental of this property will continue and potentially this would affect the Company's performance.

WE ARE SUBJECT TO RISKS ASSOCIATED WITH COMPETITION IN THE LOGISTICS AND TRANSPORTATION INDUSTRY

SharX is only selling one type of product and only to the logistics and transportation industry. There are larger competitors with less expensive products. Technologies in the logistics and transportation industry are advancing, and possibly eliminating the need for the SharX products. There is no assurance that the demand for this product will continue in these industries.

WE ARE SUBJECT TO RISKS ASSOCIATED SUPPLY OF PRODUCT

SharX’S supply of products is derived from only one vendor and there can be no assurance that the vendor would continue to, or have the ability to, continue supply of product. Should the vendor discontinue supplying product, Sharx would lose 100% of its supply of product.

WE ARE SUBJECT TO RISKS DELIVERY OF PRODUCT

SharX’S delivery of its products to its customers is via drop shipping from the manufacturer to the customer. There can be no assurance that the manufacturer would continue to, or have the ability to, continue drop shipping SharX’s products. Should the manufacturer discontinue drop shipping, there is no assurance that Sharx could obtain alternate delivery solutions and that alternate shipping solutions would be cost effective for the sales of SharX’s products.

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

ITEM 3. LEGAL PROCEEDINGS

During the period ending June 30, 2020, the pending or threatened legal actions as follows:

None

ITEM 4: MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET OF COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

HOLDERS

At June 30, 2020 the company had 1,557 shareholders of record. At June 30, 2020, the closing bid price of the Company's Common Stock as reported by the National Quotation Bureau, Inc., was $0.10.

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

Revenue recognition of contracts with customers:

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

Net Earnings per Share:

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of June 30, 2020 and June 30, 2019 there were 10,000 and 10,000, potential dilutive shares that need to be considered as common share equivalents and because of the net loss, the effect of these potential common shares is anti-dilutive for twelve-months ended June 30, 2020 and dilutive for the twelve months ended June 30, 2019.

Cash and Cash Equivalents:

For purposes of the statement of cash flows, the Company considers all highly-liquid investments purchased with original maturities of twelve-months or less to be cash equivalents.

The Company maintains its cash in bank deposit accounts which, at June 30, 2020 did not exceed federally insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on such amounts.

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

Recently Issued Accounting Standards:

In February 2016, the FASB issued ASU No. 2016-02 - Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either financing or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The standard is effective on January 1, 2019, however early adoption is permitted. effective January 1, 2019. On July 1, 2019 the Company adopted the requirements of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2016-02 (Topic 842), Leases (“ASU 2016-02”) using modified retrospective approach. Amounts and disclosures set forth in this Form 10-K reflect this change.

In June 2018, the FASB issued ASU No. 2018-07. The ASU expands the scope of ASU No. 2018-07 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply ASU No. 2018-07 to nonemployee awards except with respect to option pricing models and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that ASU No. 2018-07 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. ASU No. 2018-07 is effective for fiscal years beginning after December 15, 2018, or July 1, 2019 for the Company, and interim periods within those fiscal years with early adoption permitted. The Company adopted the new standard as of July 1, 2019, and the new standard had no material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations: Clarifying the Definition of a Business . ASU No. 2017-01 most significantly revises guidance specific to the definition of a business related to accounting for acquisitions. Additionally, ASU No. 2017-01 also affects other areas of US GAAP, such as the definition of a business related to the consolidation of variable interest entities, the consolidation of a subsidiary or group of assets, components of an operating segment, and disposals of reporting units and the impact on goodwill. This ASU became effective for public entities for annual and interim periods beginning after December 15, 2017. The Company adopted this standard on January 1, 2018. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements or related disclosures.

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

RESULTS OF OPERATIONS 2020 COMPARED TO 2019

REVENUES. Revenues from operations were $43,154 in 2020 compared to $38,408 in 2019. The increase was attributable to the commissions from the sales of cargo security products from the Company’s subsidiary Sharx. The following table summarizes the Company’s revenue allocations:

Year ending June 30,	2020	2019
Subsidiary ANV Lease Revenues	$37,280	$38,408
Subsidiary Sharx commissions from the sales of cargo security products	5,874	-
Total	$43,154	$38,408

SALARY AND WAGES EXPENSES. Salary and wages expenses were $113,000 in 2020 compared to $0 in 2019. The increase was due to a one-time stock grant to an officer of the Company.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. G&A expenses were $6,562 in 2020 compared to $3,634 in 2019. The expenses are attributable to ANV's deferred revenues expense, the Company's SEC compliance, the disbursement of stock-based compensation, and accounting costs.

PROFESSIONAL EXPENSES. The professional expenses were $15,600 in 2020 compared to $15,600 in 2019. The expenses were attributable to the ordinary audit of $13,500 and $2,100 attributable to transfer agent fees for 2020, and 2019.

NET LOSS. Net loss attributed to common stockholders was $(103,101) or $(0.034) per share for 2020 as compared to $8,111 or $0.003 per share for 2019 and the 2020 result was less and mainly attributable to the disbursement of stock-based compensation.

LIQUIDITY AND CAPITAL RESOURCES. As of June 30, 2020 the Company had $43,603 of cash and cash equivalents and working capital deficit of $258,858 compared to June 30, 2019 the Company had $43,098 of cash and cash equivalents and working capital deficit of $251,829. The change in cash is primarily due to the ANV'S payment of debt and normal operations. The increase in the working capital is primarily related to the operations of the Subsidiary.

Net cash provided by operating activities for 2020 and 2019 was $36,333 and $17,411 respectively. The increase was primarily the revenues generated from the commission from the sales of cargo security products from the Company’s subsidiary Sharx DK, ApS and the stock-based compensation to an officer, which is a non-cash activity.

Net cash (used for) investing activities for 2020 and 2019 was $(125) and $0 respectively. Net cash provided from or used for investing activities is related to the Company's incorporating Sharx Inc. and Sharx DK ApS.

 Net cash (used for) financing activities for 2020 and 2019 was $35,383 and $(26,282) respectively. Net cash provided from or used for financing activities for both periods is related to the company's borrowings from banks, officers and directors, and the repayment of debt.

OFF BALANCE SHEET ARRANGEMENTS

We do not currently have any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE MARKET DISCLOSURES ABOUT RISK

Not required.

ITEM 8. AUDITED CONSOLIDATED FINANCIAL STATEMENTS

See the consolidated financial statements on Exhibit F for the period ending June 30, 2020 and June 30, 2019.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURE

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded as of June 30, 2020 that our disclosure controls and procedures were not effective at ensuring that the material information required to be disclosed in the Exchange Act reports is recorded, processed, summarized and reported as required in applicable SEC rules and forms.

Changes in Internal Control over Financial Reporting

We adopted ASC 842, Leases, on July 1, 2019, which required management to make changes to our policies and processes and to implement new or modify existing internal controls over financial reporting during the year ended June 30, 2020. This included modifications to our existing controls over the review of customer contracts and other agreements, and new controls related to disclosure requirements.

During the twelve-month period ended June 30, 2020, there were no other changes in our internal control over financial reporting identified in connection with managements evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of June 30, 2020.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Set forth below is information regarding the Company's directors and executive officers, including information furnished by them as to their principal occupations for the last five years, other directorships held by them and their ages as of June 30, 2020. All directors are elected for one-year terms, which expire as of the date of the Company's annual meeting.

Name	Age	Position	Director Since:
Robert E. Wolfe	57	Chairman of the Board, CEO, and CFO	1997
Lawrence Donofrio	69	Director	2003

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

Audit Committee Financial Expert

As of June 30, 2020, we do not have an audit committee financial expert, as that term is defined in Item 407(d)(5) of Regulation S-B, because at this time our current level of operations and the cost of retaining such a financial expert are prohibitive. The Board of Directors as a whole fulfilled the duties normally assigned to an audit committee.

Code of Ethics

As of June 30, 2020, we have a code of ethics that applies to our Principal Executive Officer and Principal Financial and Accounting Officer(s) and to all of our staff. While we are a small company we believe that our code of ethics directs the Company to practice its business in an ethical way.

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

ITEM 11. EXECUTIVE COMPENSATION

Robert Wolfe, Chairman and CEO has waived his $500,000 annual salary for the year ending June 30, 2020. Robert Wolfe, Chairman and CEO received compensation of $113,000 attributable to the issuance of 1,000,000 shares of the Company’s Common Stock. No other officer or director received any compensation from the Company during the last fiscal year. The Company paid no bonuses in the last three fiscal years ended June 30, 2020 to officers or other employees.

The following table sets forth the total compensation paid or accrued to its Chief Executive Officer and Chief Financial Officer, Robert E. Wolfe during the fiscal year ending June 30, 2020. There were no other corporate officers in any of the last three fiscal years.

EXECUTIVE COMPENSATION

Name	Yr.	Salary		Bonus		Other Compensation	Restricted Awards	LTIP Awards	Other

Robert E. Wolfe(1)	2020	-		-		113,000	-	-	-
	2019		-		-	-	-	-	-

(1)	On September 23, 2019 the Company entered into a Stock Grant and Investment Agreement with Robert Wolfe, its CEO and a Director (“Wolfe”) whereby the Company has granted 1,000,000 shares (the “Shares”) of common stock of the Company to Wolfe for services rendered by Wolfe to the Company and which Shares are deemed irrevocably and fully earned and vested as of the date thereof. The Shares have been issued in reliance upon the exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

EMPLOYMENT AGREEMENTS

We do not currently have any oral or written employment contracts, severance or change-in-control agreements with any of our executive officers.

OPTION GRANTS DURING 1999; VALUE OF OPTIONS AT YEAR-END

The following tables set forth certain information covering the grant of options to the Company's Chief Executive Officer and Chief Financial Officer, Robert E. Wolfe during the fiscal year ended June 30, 2020 and unexercised options held as of that date. Mr. Wolfe did not exercise any options during fiscal 2020.

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

Compensation Pursuant to Plans

The Company has three plans (the "Plans") under which its directors, executive officers and employees may receive compensation. The principal features of the 1981 Long-Term Incentive Plan (the "1981 Plan"), the 1988 Stock Option Plan (the "1988 Plan"), and the Non-Employee Director Plan (the "Director Plan") are described below. During the fiscal year ended June 30, 1994, the Company terminated its tax qualified cash or deferred profit-sharing plan (the "401(k) Plan"). During fiscal 2020, no executive officer received compensation pursuant to any of the Plans.

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

Issuable Shares

As of September 20, 1995, approximately 374,000 shares of Common Stock had been issued upon the exercise of options granted under the Option Plans, no shares of Common Stock were subject to outstanding options under the Options Plans and 626,000 shares of Common Stock were available for issuance under future option grants. From July 1, 1991 to September 20, 1995, options were granted at exercise prices ranging from $1.22 to $8.15 per share. The exercise price of each option was equal to 85% of the closing bid price of Company's Common Stock as reported on the NASDAQ Over the Counter Bulletin Board Exchange. Due to employee terminations, all options became void in August 1995. As of September 30, 2001, 1,000,000 shares of Common Stock were available for issuance under future option grants and were still available at June 30, 2020.

Board of Directors Compensation

As of June 30, 2020 the directors did not receive any compensation for serving as members of the Board.

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

During the fiscal year ended June 30, 2020, no options were granted to non-employee Board members.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of June 30, 2020, by (i) all those known by the Company to be beneficial owners of more than 5% of its Common Stock; (ii) all directors; and (iii) all officers and directors of the Company as a group.

Name and Address of Beneficial Owner	No. Shares fully diluted	Percent ownership
Robert E. Wolfe, Randolph, VT, Chairman, CEO, CFO	1,004,500	30.41%
Hennistone Projects Ltd.2 Eastglade Northwood Middlessex, HA6 3LD UK	588,000	17.80%
Crossland Ltd. Belize, 60 Market Square, PO Box 364, Belize City, Belize, Central America	315,625	9.56%
Crossland, ltd. 104B Saffrey Square, Nassau, Bahamas	296,876	8.99
Lawrence Donofrio, San Diego, CA, Director	-	0.00
5% Shareholders Total:	2,340,600	70.86%

Officers and Directors		%
Robert E. Wolfe, Randolph, VT, Chairman, CEO, CFO	1,004,500	30.41%
Lawrence Donofrio, San Diego, CA, Director	-	0.00%
Directors and Officers Total:	1,004,500	30.41%

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

On February 3, 2006 the Company purchased 100.00% of the stock of Anton Nielsen Vojens ApS, a Danish company from Borkwood Development Ltd. , a prior shareholder of AOXY. At the time of the transaction, a director of Borkwood Development, Ltd., Aage Madsen was also a director of Anton Nielsen Vojens ApS. As of May 25, 2007, Mr. Madsen is not a director, owner, beneficiary or affiliate of the Company or its wholly owned subsidiary Anton Nielsen Vojens, ApS.

Director Independence

During the year ended June 30, 2020, Robert Wolfe and Lawrence Donofrio served as our directors and only Mr. Donofrio is an independent director as he has no ownership, employment, or business interaction with the Company. We are currently traded on the Over-the-Counter Bulletin Board system and specifically the OTCQB. The OTCQB does not require that a majority of the Board be independent.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company's auditors for the periods ending June 30, 2020 and June 30, 2019 were Sadler, Gibb & Associates, LLC, 22455 East Parleys Way, Suite 320, Salt Lake City, UT 84109, tel (801)783-2950. The Company's wholly owned subsidiary's local Danish accountant is IN-REVISION STATSAUTORISEREDE REVISORER A/S, Gersonsvej 7, 2900 Hellerup. The local auditors, IN-REVISION have performed work for ANV that included tax work and Danish Standards auditing work on ANV's yearly balance sheet and the profit/loss statement for the Danish Tax Authority and the Danish Ministry of Commerce. We have paid or expect to pay the following fees to Sadler, Gibb & Associates, LLC and In-Revision Statautoriserede Revisorer for work performed for the fiscal years ending June 30, 2020, and June 30, 2019, attributable to the audits of consolidated financial statements:

Year ending June 30,	2020	2019
Audit-Related Fees	$14,000	$13,500
Tax and consulting Fees	$-	$-
Other fees	$-	$-

The aggregate fees billed include amounts for interim reviews and the audit of the consolidated financial statements for 2020.

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

The board has reviewed the fees paid to Sadler, Gibb & Associates, LLC and In-Revision. The board has also adopted policies and procedures to approve audit and non-audit services provided in the fiscal year 2020 by Sadler, Gibb & Associates, LLC and In-Revision. These policies and procedures involve annual pre-approval by the board of the types of services to be provided by our independent auditor and fee limits for each type of service on both a per-engagement and aggregate level. The board may additionally ratify certain de minimis services provided by the independent auditor without prior board approval, as permitted by the Sarbanes-Oxley Act and rules of the SEC promulgated thereunder.

PART IV

ITEM 15: EXHIBITS AND REPORTS ON FORMS 8K,

Reports filed on Form 8-K for the year ending June 30, 2020:

During the twelve- month period ending June 30, 2020, the Company filed two reports on Form 8-K.

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

On June 30, 2020, Advanced Oxygen Technologies, Inc. (collectively with its subsidiaries, the “Company”), through its indirect wholly owned subsidiary, Sharx DK ApS, a Danish corporation, entered into a Distribution Agreement (the “Distribution Agreement”) with Cleaver ApS, a Danish corporation (“Cleaver ”), whereby Cleaver has appointed the Company as Cleaver’s nonexclusive distributor of its products in Europe, South America and North America. Cleaver is a manufacturer of a line of products for the logistics and cargo industry.

Exhibits

Exhibit Number	Description of the Document
3.1	Certificate of Incorporation as Amended and filed with the Secretary of State of Delaware effective on December 5, 2014(1)
3.2	Bylaws.(1)
10.1*	Distribution Agreement
21.1*	Subsidiaries of Registrant
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

 *Filed herewith

(1)	Filed as an exhibit to the Company’s 8-K filed with the SEC on December 5, 2014 and incorporated herein by reference.

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

Date: August 20, 2020

By (Signature and Title):

/s/ Robert E. Wolfe
Robert E. Wolfe, CEO & Chairman of the Board

Date: August 20, 2020

By (Signature and title):

/s/ Lawrence Donofrio

Lawrence Donofrio, Director

EXHIBIT F

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Advanced Oxygen Technologies, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Advanced Oxygen Technologies, Inc. (“the Company”) as of June 30, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the years in the two-year period ended June 30, 2020 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Salt Lake City, UT

August 20, 2020

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS

	As of June 30,
	2020	2019
ASSETS
CURRENT ASSETS
Cash	$43,603	$43,098
Property tax receivable	1,202	1,213
Total Current Assets	44,805	44,311

FIXED ASSETS
Land	609,250	615,220
TOTAL ASSETS	$654,055	$659,531

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$—	$225
Deferred revenue	3,150	—
Taxes payable	36,030	30,782
Notes payable, current portion	144,211	144,380
Advances from a related party	120,271	120,753
Total Current Liabilities	303,662	296,140

Long Term Liabilities
Notes payable	44,416	62,464
Total Long Term Liabilities	44,416	62,464

Total Liabilities	348,078	358,604

STOCKHOLDERS' EQUITY-
Convertible preferred stock, Series 2, par value $0.01; authorized 10,000,000 shares; issued and outstanding 5,000 At June 30, 2020 and June 30, 2019	50	50

Convertible preferred stock, Series 3, par value $0.01; 1,670,0000 authorized, zero shares issued and outstanding	—	—

Convertible preferred stock, Series 5; no par value, 1 share authorized and zero shares issued and outstanding, respectively	—	—

Common stock, par value $0.01; At June 30, 2020 and June 30, 2019, authorized 60,000,000 shares; issued and outstanding 3,292,945 and 2,292,945 shares, respectively	32,929	22,929

Additional paid-in capital	21,057,116	20,953,991

Accumulated other comprehensive income	43,226	48,198

Accumulated deficit	(20,827,344)	(20,724,241)

TOTAL STOCKHOLDERS’ EQUITY	305,977	300,927
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$654,055	$659,531

See accompanying notes to the consolidated financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years ended June 30,
	2020	2019
Revenues
Rent revenue	37,280	38,408
Commission Revenue	5,874	—
Net Sales	$43,154	$38,408
Total Revenues	$43,154	$38,408
Costs and expenses
General & administrative	6,562	3,634
Professional expenses	15,600	15,600
Salary and wages	113,000	—
Total Operating Expenses	135,162	19,234
Income from operations before other income (expenses)	(92,008)	19,174
Other income (expenses)
Interest Expense	(3,290)	(4,182)
Income before Income Taxes	(95,298)	14,992
Income Taxes Expense	7,805	6,881
NET INCOME (Loss)	$(103,103)	$8,111
Weighted Average number of common shares outstanding
Basic	3,063,437	2,292,945
Diluted	3,063,437	2,302,945
Basic earnings per Share	$(0.034)	$0.003
Dilutive earnings per Share	$(0.034)	$0.003
OTHER COMPREHENSIVE LOSS
Foreign Currency Translation Adjustments	$(4,722)	(14,941)
Total Comprehensive Loss	$(107,825)	$(6,830)

See accompanying notes to the consolidated financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock Convertible Series 2		Common Stock		Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balance at June 30, 2018	5,000	50	2,292,945	22,929	20,953,991	(20,732,352)	63,139	307,757

Foreign Currency Translation Adjustment							(14,941)	(14,941)
Net Income						8,111		8,111

Balance at June 30, 2019	5,000	50	2,292,945	22,929	20,953,991	(20,724,241)	48,198	300,927

Stock-Based Compensation			1,000,000	10,000	103,000			113,000
Foreign Currency Translation Adjustment							(4,972)	(4,972)
Capital Investment in Subsidiary					125			125
Net Income						(103,103)		(103,103)
Balance at June 30, 2020	5,000	50	3,292,945	32,929	21,057,116	(20,827,344)	43,226	305,977

 See accompanying notes to the consolidated financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(103,103)	8,111
Adjustments to reconcile net income to net cash
Stock-based compensation	113,000	—
Expenses paid on behalf of a related party	18,125	17,700
Accounts payable	(225)	(525)
Deferred revenue	3,092
Taxes payable	5,445	(8,400)
Prepaid expenses	—	525
Net cash provided by operating activities	36,334	17,411
Cash flows from investing activities:
Capital investment in subsidiary	(125)	—
Net Cash provided by investing activities	(125)	—
Cash flow from financing activities:
Repayment of related party debt	(18,262)	(8,965)
Repayment of long term debt	(17,121)	(17,317)
Net cash used in financing activities	(35,383)	(26,282)
Change due to FX Translation	(321)	(1,446)
NET CHANGE IN CASH	505	(10,317)
Cash at beginning of year	$43,098	$53,415
Cash at end of year	$43,603	$43,098
Non Cash Investing and Financing Activities
Cash paid for Interest	3,290	4,182

See accompanying notes to the consolidated financial statements.

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS:

Organization:

Advanced Oxygen Technologies Inc, ("Advanced Oxygen Technologies", "AOXY", or the "Company"), was incorporated in Delaware in 1981 under the name Aquanautics Corporation and was, from 1985 until May 1995, a startup stage specialty materials company producing new oxygen control technologies. From May of 1995 through December of 1997 the Company had minimal operations and was seeking funding for operations and companies to which it could merge or acquire. In March of 1998 the Company began operations again in California. From 1998 through 2000, the business produced and sold CD- ROMS for conference events, advertisement sales on the CD's, database management and event marketing all associated with conference events. From 2000 through March of 2003, the business consisted solely of database management. From 2003 through April 2005, the business operations were derived totally from the Company's wholly owned business, IP Service, ApS, a Danish IP security vulnerability company ("IP Service"). Since then, business operations have been solely derived from its wholly owned subsidiaries Anton Nielsen Vojens, ApS ("ANV"), Sharx Inc. and its wholly owned subsidiary Sharx DK ApS (collectively “Sharx”).

Lines of Business:

Advanced Oxygen Technologies, Inc. operations are derived from its wholly owned subsidiaries Anton Nielsen Vojens, ApS ("ANV"), Sharx Inc. and its wholly owned subsidiary Sharx DK ApS (collectively “Sharx”).

ANV is a Danish company that owns commercial real estate in Vojens, Denmark. ANV's revenues are derived solely from the lease revenue from its real estate. Circle K Denmark A/S, formerly StatOil A/S, leases the facility from ANV. The lease expires in 2026.

Sharx Inc. is a Wyoming corporation incorporated in 2020 and operations are derived from its wholly owned subsidiary Sharx Dk ApS.

Sharx DK ApS is a Danish company, incorporated in 2020. On June 30, 2020, Sharx DK ApS, entered into a Distribution Agreement (the “Distribution Agreement” Exhibit 10.1) with Cleaver ApS, a Danish corporation (“Cleaver ”), whereby Cleaver has appointed the Company as Cleaver’s nonexclusive distributor of its products in Europe, South America and North America. Cleaver is a manufacturer of a line of products for the logistics and cargo industry.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries (ANV and Sharx), after elimination of all intercompany accounts, transactions, and profits.

Basis of Presentation:

The consolidated financial statements of the Company have been prepared in accordance with U.S. GAAP and are expressed in United States dollars. The Company’s fiscal year end is June 30.

Revenue Recognition:

Revenue from Contracts with Customers

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

In preparation for adoption of the standard, we implemented internal controls and completed our impact assessment of implementing this guidance. We have evaluated each of the five steps in Topic 606, which are as follows: 1) identify the contract with the customer; 2) identify the performance obligations in the contract; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations; and 5) recognize revenue when (or as) performance obligations are satisfied.

Rental Revenue

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

The rental revenue is derived from the Commercial Property lease in which quarterly payments are received pursuant to the property lease which is in effect until 2026. (See Note 3 for further details) and from the sale of product pursuant to a non-exclusive distribution agreement. We recognize revenue when we have satisfied a performance obligation by transferring control over a product or delivering a service to a client. We measure revenue based upon the consideration set forth in an arrangement or contract with a client. We recognize revenue from these services when the services are completed. If we are paid in advance for these services, we record such payment as deferred revenue until we complete the services. As of June 30, 2020, the Company recorded $3,150 of deferred revenue in connection to rental revenues.

Commission revenue

The Company recognizes commission revenue based on the five criteria for revenue recognition established under Topic 606: 1) identify the contract, 2) identify separate performance obligations, 3) determine the transaction price, 4) allocate the transaction price among the performance obligations, and 5) recognize revenue as the performance obligations are satisfied as set forth below.

The Company's source of commission revenue is from the Company’s subsidiary Sharx in which quarterly payments are received when the customer pre-pays or pays upon the date products are drop shipped from the manufacturer pursuant to a non-exclusive distribution agreement. At such time the products are drop shipped, the Company’s performance obligation has been satisfied and revenue is recorded The Company has determined that it is an agent of the manufacturer and collects commission revenue at or before the delivery of product (See Note 3 for further details).

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

Earnings per Share:

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of June 30, 2020 and June 30, 2019 there were 10,000 and 10,000, potential dilutive shares that need to be considered as common share equivalents and because of the net loss, the effect of these potential common shares is anti-dilutive for twelve-months ended June 30, 2020 and dilutive for the twelve-months ended June 30, 2019.

Cash and Cash Equivalents:

For purposes of the statement of cash flows, the Company considers all highly-liquid investments purchased with original maturities of three months or less to be cash equivalents.

The Company maintains its cash in bank deposit accounts which, at June 30, 2020 did not exceed federally insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on such amounts.

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

Concentrations of Credit Risk:

Financial instruments that potentially subject the Company to major credit risk consist principally of a single subsidiary of Anton Nielsen Vojens ApS. ANV’s rent revenues are derived from one customer. The Company’s commission revenues are subject to concentration risk as the commission revenues are derived from one product, and one customer, but that should not be the case going forward.

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

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02 - Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either financing or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The standard is effective on January 1, 2019, however early adoption is permitted. effective January 1, 2019. On July 1, 2019 the Company adopted the requirements of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2016-02 (Topic 842), Leases (“ASU 2016-02”) using modified retrospective approach. Amounts and disclosures set forth in this Form 10-K reflect this change.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations: Clarifying the Definition of a Business. ASU No. 2017-01 most significantly revises guidance specific to the definition of a business related to accounting for acquisitions. Additionally, ASU No. 2017-01 also affects other areas of US GAAP, such as the definition of a business related to the consolidation of variable interest entities, the consolidation of a subsidiary or group of assets, components of an operating segment, and disposals of reporting units and the impact on goodwill. This ASU became effective for public entities for annual and interim periods beginning after December 15, 2017. The Company adopted this standard on January 1, 2018. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements or related disclosures.

In June 2018, the FASB issued ASU No. 2018-07. The ASU expands the scope of ASU No. 2018-07 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply ASU No. 2018-07 to nonemployee awards except with respect to option pricing models and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that ASU No. 2018-07 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. ASU No. 2018-07 is effective for fiscal years beginning after December 15, 2018, or July 1, 2019 for the Company, and interim periods within those fiscal years with early adoption permitted. The Company adopted the new standard as of July 1, 2019, and the new standard had no material impact on its consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for nonemployee share-based payment transactions by expanding the scope of ASC Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. Under the new standard, most of the guidance on stock compensation payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. This standard became effective for us on July 1, 2019. The adoption of this standard did not have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 modifies the fair value measurements disclosures with the primary focus to improve effectiveness of disclosures in the notes to the financial statements that is most important to the users. The new guidance modifies the required disclosures related to the valuation techniques and inputs used, uncertainty in measurement, and changes in measurements applied. ASU 2018-13 will be effective for the Company for its fiscal year beginning after December 15, 2019 and each quarterly period thereafter. Early adoption is permitted. The Company is currently assessing the impact this new guidance may have on the Company’s consolidated financial statements and footnote disclosures.

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

NOTE 3 - REVENUE:

The Company's subsidiary, Anton Nielsen Vojens, ApS has one customer who is a non-related party and leases property from the Company. Rent revenues related to the operating lease are recognized as incurred. The Company’s subsidiary Sharx DK ApS derived its commission revenues from the sales of cargo security product from one customer. The Company has determined that is an agent of the manufacturer and collects commission revenue at or before the delivery of product.

The Company disaggregates revenues by revenue type and geographic location. See the below tables:

	Year Ended June 30,
Revenue Type	2020	2019
Real Estate Renal	$37,280	$38,408
Commission Revenues	5,874	—
Total Sales by Revenue Type	$43,154	$38,408

The Company’s derives revenues from 100% of foreign revenues. For the period ending June 30, 2020 and June 30, 2019 the major geographic concentrations were as follows:

	U.S.A. Sales		Foreign Sales
	for the Year Ended June 30,		for the Year Ended June 30,
Revenue Type	2020	2019	2020	2019
Real Estate Rental Revenues	$—	$—	$37,280	$38,408
Commission Revenues	—	—	5,874	—
Total Sales by Geographic Location	$—	$—	$43,154	$38,408

NOTE 4 - LAND:

The Land owned by the Company's wholly owned subsidiary constitutes the largest asset of the Company. During the period ending June 30, 2020 the Company recorded a decrease in the carrying value of the Land of $5,970, due to the currency translation difference. The carrying value of the Land of the Company was as follows:

	Carrying Value of Land at June 30,
	2020	2019

US Dollars	$609,250	$615,220

NOTE 5 - RELATED PARTY TRANSACTIONS:

Crossfield, Inc., a company of which the CEO, Robert Wolfe is an officer and director, has made advances to the Company which are not collateralized, non-interest bearing, and payable upon demand; however, the Company did not expect to make payment within one year. At June 30, 2020 and 2019, the Company had a balance of $120,271 and $120,753 respectively. During the twelve-month period ended June 30, 2020 and 2019 expenses paid on behalf of the Company were $18,125 and $17,700 respectively. The Company repaid $18,262 of the advancement during the twelve months ending June 30, 2020.

NOTE 6 - NOTES PAYABLE:

During 2006, the Company issued a promissory note (“Note”) for $650,000, payable to the Borkwood Development Ltd, a previous shareholder of the Company (“Seller”), payable and amortized monthly and carrying an interest at 5% per year. The Company has the right to prepay the note at any time with a notice of 14 days. To secure the payment of principal and interest the Sellers will receive a perfect lien and security interest in the Shares in the company ANV until the note with accrued interest is paid in full, and, 2) In the case that the Note has not been repaid within 12 months from the day of closing the Sellers have the right to convert the debt to common stock of Advanced Oxygen Technologies, Inc. in an amount of non-diluted shares calculated on the conversion Date, equal to the lesser of : a) Six hundred and Fifty thousand (650,000) or the Purchase Price minus the principal payments made by the buyer, whichever is greater, divided by the previous ten day closing price of AOXY as quoted on the national exchange, or b) Fifteen million shares, whichever is lesser. The Note has been extended until July 1, 2021, prior to period end and interest waived through the period ending June 30, 2020. Due to the extension, the note is not in default and therefore not convertible as of June 30, 2020. As of June 30, 2020, the unpaid balance was $127,029.

The Company has a note payable with a bank ("Note B"). The original amount of Note B was kr 1,132,000 Danish Krone (kr). Note B is secured by the subsidiary's real estate, with a 2.00% interest rate and 3.5 years left on the term. The balance on the note as of June 30, 2020 was $61,599. During the period ended June 30, 2020, the Company paid $17,121, in principal payments and $3,275 in interest.

The Company’s commitments and contingencies are $144,211 for 2020. See below table for the years 2020 through 2024 with a total of $188,627. The amounts stated reflect the Company’s commitments in the currencies that those commitments were made and the amounts are an estimate of what the US dollar amount would be if the currency rates did not change.

Year	Amount
2021	$144, 211
2022	18,762
2023	18,518
2024	7,136
Total	$188,627
Less: Long-term portion of notes payable	(44,416)
Notes payable, current portion	$188,627

The amounts stated reflect the Company's commitments in the currencies that those commitments were made and the amounts are an estimate of what the US dollar amount would be if the currency rates did not change going forward.

NOTE 7 - INCOME TAXES:

As of June 30, 2020, the Company had federal and state net operating loss carryforwards of approximately $20,724,241 of which approximately $380,000 may be utilized to offset future taxable income. Section 382 of the Internal Revenue Code imposes substantial restrictions on the utilization of net operating loss and tax credit carryforwards when a change in ownership occurs. No deferred tax debits have been recorded because it is considered unlikely that they will be realized. The loss carryforwards will expire during the fiscal years ended June 30 as follows:

Year	Amount
2020	$351,000
2021	29,000
Total	$380,000

The overall effective tax rate differs from the federal statutory tax rate of 21% due to operating losses and other deferred assets not providing benefit for income tax purposes.

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the Company's effective rate is as follows at June 30, 2020 and 2019:

	2020	2019
United States Statutory Income tax Rate	21%	21%
Increase (Decrease) in rate on income subject to Danish income tax rates	1%	1%
Decrease in rate resulting from Non-Deductible expenses	—	—

Income Tax Expense	22%	22%

 The components of income tax expense (benefit) from continuing operations for the years ended June 30, 2020 and 2019 consisted of the following:

Current Tax Expense	2020	2019
Danish Income Tax Expense (Benefit)	$7,805	$6,881
Federal US Income Tax Expense (Benefit)
Current	—	—
Deferred	—	—
Total Income Tax Expense	$7,805	$6,881

Deferred income tax expense/(benefit) results primarily from the reversal of temporary timing differences between tax and financial statement income.

The Company had deferred tax income tax assets as of June 30, 2020 and 2019 as follows:

	2020	2019
Net operating loss carryforwards	$4,349,913	$4,352,091

Valuation allowance	(4,349,913)	(4,352,091)
Total net deferred tax assets	$—	$—

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

Series 2 Convertible Preferred Stock:

Each Series 2 preferred share also includes one warrant to purchase two common shares for $5.00. The warrants are exercisable over a three-year period. In the event of the liquidation of the Company, holders of Series 2 preferred stock would be entitled to receive $5.00 per share, plus any unpaid dividends declared on the Series 2 preferred stock from the funds remaining after the Company's creditors, including directors, have been paid. There have been no dividends declared. There are 177,000 Series 2 Convertible Preferred shares designated. During November 1997, 172,000 shares of Series 2 preferred stock were converted into 344,000 shares of the Company's common stock. As of June 30, 2020 and 2019, there are 5,000 shares issued, which are convertible into 2 common shares. There are no warrants outstanding that have been issued in connection with these preferred shares.

Series 3 Convertible Preferred Stock:

The Company has designated 1,670,000 shares of series 3 convertible preferred stock with a par value $0.01. Each share automatically converts on March 2, 2000 into either (a) one (1) share of the Company's common stock if the average closing price of the common stock during the ten trading days immediately prior to March 1, 2000 is equal to or greater than sixty-six cents ($0.66) per share, or (b) one and one-half (1 1/2) shares of common stock if the average closing price of the common stock during the ten trading days immediately prior March 1, 2000 is less than sixty-six cents ($0.66) per share. There are zero shares issued and outstanding at June 30, 2020 and 2019.

Series 5 Convertible Preferred Stock:

The Company has designated 1 share of series 5 convertible preferred stock, no par value. There is 1 Series 5 Convertible Preferred shares designated. The shares are collectively convertible to common stock of the Company on March 5, 2004, in an amount equal to the greater of a.)290,000 shares divided by the ten day closing price, prior to the date of acquisition of IPS, of the Company's common stock as quoted on the national exchange and not to exceed twenty million shares, or b.) six million shares. There are zero shares issued and outstanding at June 30, 2020 and 2019.

NOTE 9 - Segment and Geographic Information

Segment Performance

We have three reporting segments:

•	The ANV lease segment which leases land in Denmark by long term leases.
•	The Sharx’s segment which generate commissions for the sale cargo security products.
•	The Corporate segment, Advanced Oxygen Technologies, Inc. which does not generate revenues, but has administrative expenses.

The following table summarizes financial information regarding each reportable segment’s results of operations for the periods presented:

	Year Ended June 30,
	2020	2019

Revenue by segment
ANV lease revenues	$37,280	$38,408
Sharx commission revenues from security product sales	5,874	—
Corporate segment revenues	—	—
Total revenue	$43,154	$38,408

Segment profitability
ANV lease revenues	$23,089	$25,499
Sharx commission revenues from security product sales	4,457	—
Corporate segment	(130,649)	(17,388)
Total segment profitability	$(103,103)	$8,111

The following table presents net sales, based on the location in which the sale originated, and long-lived assets, representing property, plant and equipment, net of related depreciation, by geographic region. All of the assets are land that are held by the Company’s subsidiary, ANV.

Year Ending June 30:	2020	2019
Net Sales
United States	$—	$—
Denmark	43,154	38,408
Total	$43,154	$38,408
Long-Lived Assets
United States	$—	$—
Denmark	609,250	615,220
Total	$609,250	$615,220

Year Ended June 30, 2020
	ANV	Sharx	Corporate	Total

Net sales	$37,280	$5,874	$—	$43,154
Operating income (loss)	32,894	5,747	(130,649)	(92,008)
Interest expense	743	—	—	743
Depreciation and amortization	—	—	—	—
Total assets	$646,425	$7,480	$150	$654,055

Year Ended June 30, 2019
	ANV	Sharx	Corporate	Total

Net sales	$38,408	$—	$—	$38,408
Operating (loss) income	36,874	—	(17,700)	19,174
Interest expense	4,182	—	—	4,182
Depreciation and amortization	—	—	—	—
Total assets	$659,381	$—	$150	$659,531

NOTE 10 -SUBSEQUENT EVENTS:

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report.

