Form 10-Q
period 2020-09-30
ADVANCED OXYGEN TECHNOLOGIES INC
filed 2020-10-22
CIK 352991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of October 22, 2020, there were 3,292,945 issued and outstanding shares of the registrant’s Common Stock, $.01 par value.

Documents incorporated by reference: None.

ADVANCED OXYGEN TECHNOLOGIES, INC.

Table of Contents

	INDEX	Page
PART I

Item I:	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheet as of September 30, 2020 (unaudited) and June 30, 2020	1
	Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the three months ended September 30, 2020 and September 30, 2019 (unaudited)	2
	Condensed Consolidated Statement of Stockholders’ Equity for the three months ended September 30, 2020 and September 30, 2019(unaudited)	3
	Condensed Consolidated Statement of Cash Flow for the three months ended September 30, 2020 and September 30, 2019 (unaudited)	4
	Notes to the Condensed Consolidated Financial Statements	5-14

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3:	Quantitative and Qualitative Disclosures about Market Risk	16
Item 4:	Controls and Procedures	16

PART II

Item 1:	Legal Proceedings	17
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3:	Defaults Upon Senior Securities	17
Item 4:	Mine Safety Disclosures	17
Item 5:	Other Information	17
Item 6.	Exhibits and Reports on Form 8-K	18
Signature		19
EXHIBIT 31.1, 31.2 Certifications of Officers		EX 31
EXHIBIT 32.1, 32.2 Certifications of Officers		EX 32
EXHIBIT 101.INS XBRL Instance		EX 101.INS
EXHIBIT 101.SCH XBRL Taxonomy Extension Schema Document		EX 101.SCH
EXHIBIT 101.CAL XBRL Taxonomy Extension Calculation Document		EX 101.CAL
EXHIBIT 101.DEF XBRL Taxonomy Extension Definition Document		EX 101.DEF
EXHIBIT 101.LAB XBRL Taxonomy Extension Labels Document		EX 101.LAB
EXHIBIT 101.PRE XBRL Taxonomy Extension Presentation Document		EX 101.PRE

i

PART 1: FINANCIAL INFORMATION

Item I: Condensed Consolidated Financial Statements for the three months ending September 30, 2020 (unaudited).

ADVANCED OXYGEN TECHNOLOGIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	June 30, 2020
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$45,589	$43,603
Property tax receivable	1,255	1,202
Total Current Assets	46,844	44,805

Property and equipment	636,613	609,250
TOTAL ASSETS	$683,457	$654,055

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,235	$-
Contract liabilities	3,291	3,150
Taxes payable	42,116	36,030
Current portion of notes payable	144,983	144,211
Advances from a related party	120,047	120,271
Total Current Liabilities	313,672	303,662

Long Term Liabilities
Notes payable, net of current portion	41,798	44,416
Total Long-term Liabilities	41,798	44,416

Total Liabilities	355,470	348,078

STOCKHOLDERS’ EQUITY-
Convertible preferred stock, Series 2, par value $0.01; authorized 10,000,000 shares; issued and outstanding 5,000 at September 30, 2020 and June 30, 2020	50	50
Convertible preferred stock, Series 3, par value $0.01; authorized 1,670,000 shares; zero shares issued and outstanding	-	-
Convertible preferred stock, Series 5; no par value, 1 share authorized, zero shares issued and outstanding, respectively.	-	-
Common stock, par value $0.01; At September 30, 2020 and June 30, 2020, authorized 60,000,000 shares; issued and outstanding 3,292,945 shares and 3,292,945 shares.	32,929	32,929
Additional paid-in capital	21,057,116	21,057,116
Accumulated other comprehensive income	68,714	43,226
Accumulated deficit	(20,830,822)	(20,827,344)
TOTAL STOCKHOLDERS EQUITY	327,987	305,977
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$683,457	$654,055

See accompanying notes to condensed unaudited consolidated financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the three months ended September 30,
	2020	2019
Revenues
Rent Revenues	$10,329	$9,329
Commission Revenue	-	-
Net Sales	$10,329	$9,329

Total Revenues	$10,329	$9,329

Operating Expenses
General and Administrative	4,055	1,115
Professional fees	7,025	8,100
Salaries and wages	-	110,000
Total Operating Expenses	11,080	119,215

Loss from operations	(751)	(109,886)
Other income (expenses)
Interest expense	(737)	(896)
Loss before Income Taxes	(1,488)	(110,782)

Income Taxes Expense	1,990	1,764

NET LOSS	$(3,478)	$(112,546)

Weighted average number of common shares outstanding
Basic	3,292,945	2,379,902
Dilutive	3,292,945	2,379,902

Basic earnings per share
Dilutive earnings per share	$(0.0011)	$(0.0473)
	$(0.0011)	$(0.0473)

OTHER COMPREHENSIVE LOSS
Net loss	$(3,478)	$(112,546)
Foreign Currency Translation Adjustments	$25,488	$(22,968)
TOTAL COMPREHENSIVE INCOME (LOSS)	$22,010	$(135,514)

See accompanying notes to condensed unaudited consolidated financial statements.

ADVANCED OXYGEN TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three-Month Period Ending September 30, 2020 and 2019

(Unaudited)

	Preferred Stock Convertible Series 2		Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance at June 30, 2019	5,000	50	2,292,945	22,929	20,953,991	(20,724,241)	48,198	300,927
To Record the stock-based compensation issuance of 1,000,000 shares of common stock, par value $0.01	-	-	1,000,000	10,000	100,000	-	-	110,000
Net loss	-	-	-	-	-	(112,546)		(112,546)
Foreign Currency Translation Adjustment	-	-	-	-	-	-	(22,968)	(22,968)

Balance at September 30, 2019	5,000	50	3,292,945	32,929	21,056,991	(20,836,787)	25,230	275,413

Balance at June 30, 2020	5,000	50	3,292,945	32,929	21,057,116	(20,827,344)	43,226	305,977
Net loss	-	-	-	-	-	(3,478)	-	(3,478)
Foreign Currency Translation Adjustment	-	-	-	-	-	-	25,488	25,488

Balance at September 30, 2020	5,000	50	3,292,945	32,929	21,057,116	(20,830,822)	68,714	327,987

See accompanying notes to condensed unaudited consolidated financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended September 30,
	2020	2019
Cash flows from operating activities:

Net loss	$(3,478)	(112,546)
Adjustments to reconcile net loss to net cash
Stock-based compensation	-	110,000
Expenses paid by a related party	7,479	6,000
Accounts payable	3,236	2,800
Taxes payable	4,572	695

Net cash provided by operating activities	11,809	6,949

Cash flow from financing activities:
Repayment of related party debt	(6,849)	(4,273)
Repayment of long-term debt	(4,591)	(6,030)
Net cash used in financing activities	(11,440)	(10,303)
Change due to FX Translation	1,617	(1,720)
NET CHANGE IN CASH	1,986	(5,074)

Cash at beginning of year	$43,603	$43,098
Cash at end of year	$45,589	$38,024
Non Cash Investing and Financing Activities
Cash paid for Interest	737	896
Cash paid for Income taxes	-	-

See accompanying notes to condensed unaudited consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1- ORGANIZATION AND LINE OF BUSINESS:

Organization:

Advanced Oxygen Technologies Inc, (“Advanced Oxygen Technologies”, “AOXY”, or the “Company”), was incorporated in Delaware in 1981 under the name Aquanautics Corporation and was, from 1985 until May 1995, a startup stage specialty materials company producing new oxygen control technologies. From May of 1995 through December of 1997 the Company had minimal operations and was seeking funding for operations and companies to which it could merge or acquire. In March of 1998 the Company began operations again in California. From 1998 through 2000, the business produced and sold CD- ROMS for conference events, advertisement sales on the CD’s, database management and event marketing all associated with conference events. From 2000 through March of 2003, the business consisted solely of database management. From 2003 through April 2005, the business operations were derived totally from the Company’s wholly owned business, IP Service, ApS, a Danish IP security vulnerability company (“IP Service”). Since then, business operations have been solely derived from its wholly owned subsidiaries Anton Nielsen Vojens, ApS (“ANV”), Sharx Inc. and its wholly owned subsidiary Sharx DK ApS (collectively “Sharx”).

Lines of Business:

Advanced Oxygen Technologies, Inc. operations are derived from its wholly owned subsidiaries Anton Nielsen Vojens, ApS (“ANV”), Sharx Inc. and its wholly owned subsidiary Sharx DK ApS (collectively “Sharx”).

ANV is a Danish company that owns commercial real estate in Vojens, Denmark. ANV’s revenues are derived solely from the lease revenue from its real estate. Circle K Denmark A/S, formerly StatOil A/S, leases the facility from ANV. The lease expires in 2026.

Sharx Inc. is a Wyoming corporation incorporated in 2020 and operations are derived from its wholly owned subsidiary Sharx Dk ApS.

Sharx DK ApS is a Danish company, incorporated in 2020. On June 30, 2020, Sharx DK ApS, entered into a Distribution Agreement with Cleaver ApS, a Danish corporation (“Cleaver”), whereby Cleaver has appointed the Company as Cleaver’s nonexclusive distributor of its products in Europe, South America and North America. Cleaver is a manufacturer of a line of products for the logistics and cargo industry.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries (ANV and Sharx), after elimination of all intercompany accounts, transactions, and profits.

Basis of Presentation:

The consolidated financial statements of the Company have been prepared in accordance with U.S. GAAP and are expressed in United States dollars. The Company’s fiscal year end is June 30.

Revenue Recognition:

Revenue from Contracts with Customers

For our rental revenue and commission revenue, we recognize revenue under the five steps in Topic 606, which are as follows: 1) identify the contract with the customer; 2) identify the performance obligations in the contract; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations; and 5) recognize revenue when (or as) performance obligations are satisfied.

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

The rental revenue is derived from the Commercial Property lease in which quarterly payments are received pursuant to the property lease which is in effect until 2026. (See Note 3 for further details) and from the sale of product pursuant to a non-exclusive distribution agreement. We recognize revenue when we have satisfied a performance obligation by transferring control over a product or delivering a service to a client. We measure revenue based upon the consideration set forth in an arrangement or contract with a client. We recognize revenue from these services when the services are completed. If we are paid in advance for these services, we record such payment as deferred revenue until we complete the services. As of September 30, 2020, the Company recorded $3,291 of deferred revenue in connection to rental revenues.

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

The Company’s source of commission revenue is from the Company’s subsidiary Sharx in which quarterly payments are received when the customer pre-pays or pays upon the date products are drop shipped from the manufacturer pursuant to a non-exclusive distribution agreement. At such time the products are drop shipped, the Company’s performance obligation has been satisfied and revenue is recorded The Company has determined that it is an agent of the manufacturer and collects commission revenue at or before the delivery of product (See Note 3 for further details).

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

Foreign currency transactions:

The Company applies the guidelines as set out in Section 830-20-35 of the FASB Accounting Standards Codification (“Section 830-20-35”) for foreign currency transactions. Pursuant to Section 830-20-35 of the FASB Accounting Standards Codification, foreign currency transactions are transactions denominated in currencies other than U.S. Dollar, the Company’s reporting currency. Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in exchange rates between the reporting currency and the currency in which a transaction is denominated increases or decreases the expected amount of reporting currency cash flows upon settlement of the transaction. That increase or decrease in expected reporting currency cash flows is a foreign currency transaction gain or loss that generally shall be included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later) realized upon settlement of a foreign currency transaction generally shall be included in determining net income for the period in which the transaction is settled. The exceptions to this requirement for inclusion in net income of transaction gains and losses pertain to certain intercompany transactions and to transactions that are designated as, and effective as, economic hedges of net investments and foreign currency commitments. Pursuant to Section 830-20-25 of the FASB Accounting Standards Codification, the following shall apply to all foreign currency transactions of an enterprise and its investees: (a) at the date the transaction is recognized, each asset, liability, revenue, expense, gain, or loss arising from the transaction shall be measured and recorded in the functional currency of the recording entity by use of the exchange rate in effect at that date as defined in section 830-10-20 of the FASB Accounting Standards Codification; and (b) at each balance sheet date, recorded balances that are denominated in currencies other than the functional currency or reporting currency of the recording entity shall be adjusted to reflect the current exchange rate.

The Company’s wholly owned subsidiary ANV uses the Danish Krone, DKK as its reporting currency as well as its functional currency The wholly owned subsidiary Sharx DK ApS uses the US Dollar as its reporting currency as well as its functional currency and from time to time has transactions in foreign currency. The change in exchange rates between the U.S. Dollar, the Company’s reporting and functional currency and the foreign currency, the currency in which a transaction is denominated increases or decreases the expected amount of reporting currency cash flows upon settlement of the transaction. That increase or decrease in expected reporting currency cash flows is a foreign currency transaction gain or loss that generally is included in determining net income (loss) for the period in which the exchange rate changes.

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

Earnings per Share:

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of September 30, 2020, and September 30, 2019 there were 10,000 and 10,000, potential dilutive shares that need to be considered as common share equivalents and because of the net loss, the effect of these potential common shares is anti-dilutive for three-months ended September 30, 2020 and September 30, 2019respectively and therefore not included in the computation of dilutive shares.

Cash and Cash Equivalents:

For purposes of the statement of cash flows, the Company considers all highly-liquid investments purchased with original maturities of three months or less to be cash equivalents.

The Company maintains its cash in bank deposit accounts which, at September 30, 2020 did not exceed federally insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on such amounts.

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

Lease liabilities are recognized at commencement date based on the present value of the remaining lease payments over the lease term. The corresponding right-of-use asset is recognized for the same amount as the lease liability adjusted for any payments made at or before the commencement date, any lease incentives received, and any initial direct costs. The Company’s lease agreements may include options to renew, extend or terminate the lease. These clauses are included in the initial measurement of the lease liability when at lease commencement the Company is reasonably certain that it will exercise such options. The discount rate used is the interest rate implicit in the lease or, if that cannot be readily determined, the Company’s incremental borrowing rate.

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

Recently Issued Accounting Standards:

None.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurements. This ASU includes additional disclosures requirements for recurring Level 3 fair value measurements including disclosure of changes in unrealized gains and losses for the period included in other comprehensive income, disclosure of the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and narrative description of measurement uncertainty related to Level 3 measurements. The Company adopted this Fair Value Measurement and it has not had a material impact on the Company’s financial statements.

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

NOTE 3 - REVENUE:

The Company’s subsidiary, Anton Nielsen Vojens, ApS has one customer who is a non-related party and leases property from the Company. Rent revenues related to the operating lease are recognized as incurred. The Company’s subsidiary Sharx DK ApS derived its commission revenues from the sales of cargo security product from one customer. The Company has determined that it is an agent of the manufacturer and collects commission revenue eat or before the delivery of product.

The Company disaggregates revenues by revenue type and geographic location. See the below tables:

	Three Months Ended September 30,
Revenue Type	2020	2019
Real Estate Rental	$10,329	$9,329
Commission Revenues	-	-
Total Sales by Revenue Type	$10,329	$9,329

The Company’s derives revenues from 100% of foreign customer. For the period ending September 30, 2020 and September 30, 2019 the major geographic concentrations were as follows:

	Foreign Sales for the Three Months Ended September 30,
Revenue Type	2020	2019
Real Estate Rental Revenues	$10,329	$9,329
Commission Revenues	-	-
Total Sales by Geographic Location	$10,329	$9,329

NOTE 4–PROPERTY AND EQUIPMENT:

The Land owned by the Company’s wholly owned subsidiary constitutes the largest asset of the Company. During the period ending September 30, 2020 the Company recorded an increase in the carrying value of the Land of $27,363, due to the currency translation difference. The carrying value of the Land of the Company was as follows:

	Carrying Value of Land at
	September 30, 2020	June 30, 2020
US Dollars	$636,613	$609,250

NOTE 5 - RELATED PARTY TRANSACTIONS:

Crossfield, Inc., a company of which the CEO, Robert Wolfe is an officer and director, has made advances to the Company which are not collateralized, non-interest bearing, and payable upon demand; however, the Company did not expect to make payment within one year. At September 30, 2020 and June 30, 2020, the Company had a balance of $120,047 and $120,271 respectively. During the three-month period ended September 30, 2020 and June 30,2019expenses paid on behalf of the Company were $7,479 and $6,000 respectively. The Company repaid $6,849 of the advancement during the three months ending September 30, 2020.

NOTE 6 - NOTES PAYABLE:

During 2006, the Company issued a promissory note (“Note”) for $650,000, payable to the Borkwood Development Ltd, a previous shareholder of the Company (“Seller”), payable and amortized monthly and carrying an interest at 5% per year. The Company has the right to prepay the note at any time with a notice of 14 days. To secure the payment of principal and interest the Sellers will receive a perfect lien and security interest in the Shares in the company ANV until the note with accrued interest is paid in full, and, 2) In the case that the Note has not been repaid within 12 months from the day of closing the Sellers have the right to convert the debt to common stock of Advanced Oxygen Technologies, Inc. in an amount of non-diluted shares calculated on the conversion Date, equal to the lesser of : a) Six hundred and Fifty thousand (650,000) or the Purchase Price minus the principal payments made by the buyer, whichever is greater, divided by the previous ten day closing price of AOXY as quoted on the national exchange, or b) Fifteen million shares, whichever is lesser. The Note has been extended until July 1, 2020, prior to period end and interest waived through the period ending June 30, 2021. Due to the extension, the note is not in default and therefore not convertible as of September 30, 2020. As of September 30, 2020, the unpaid balance was $127,029.

The Company has a note payable with a bank (“Note B”). The original amount of Note B was kr 1,132,000 Danish Krone (kr). Note B is secured by the subsidiary’s real estate, with a 2.00% interest rate and 3.2 years remaining on the term. The balance on the note as of September 30, 2020 was $59,752. During the period ended September 30, 2020, the Company paid $4,591in principal payments and $737 in interest.

The Company’s commitments and contingencies are $141,008 for 2020. See below table for the years 2020 through 2024 with a total of $186,781. The amounts stated reflect the Company’s commitments in the currencies that those commitments were made and the amounts are an estimate of what the US dollar amount would be if the currency rates did not change.

Year	Amount
2021	$141,008
2022	18,967
2023	19,349
2024	7,456
Total	$186,781
Less: Long-term portion of notes payable	(41,798)
Notes payable, current portion	$144,983

The amounts stated in this note reflect the Company’s commitments in the currencies that those commitments were made and the amounts are an estimate of what the US dollar amount would be if the currency rates did not change going forward.

NOTE 7 - STOCKHOLDERS’ EQUITY:

Common Stock:

On September 23, 2019 the Company entered into a Stock Grant and Investment Agreement with Robert Wolfe, its CEO and a Director (“Wolfe”) whereby the Company has granted 1,000,000 shares (the “Shares”) of common stock of the Company, with a fair value of $110,000based on a stock price of $0.11. The shares were issued for services rendered by Wolfe to the Company and which Shares are deemed irrevocably and fully earned and vested as of the date thereof. The Shares have been issued in reliance upon the exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

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

Series 2 Convertible Preferred Stock:

Each Series 2 preferred share also includes one warrant to purchase two common shares for $5.00. The warrants are exercisable over a three-year period. In the event of the liquidation of the Company, holders of Series 2 preferred stock would be entitled to receive $5.00 per share, plus any unpaid dividends declared on the Series 2 preferred stock from the funds remaining after the Company’s creditors, including directors, have been paid. There have been no dividends declared. There are 177,000 Series 2 Convertible Preferred shares designated. During November 1997, 172,000 shares of Series 2 preferred stock were converted into 344,000 shares of the Company’s common stock. As of September 30, 2020, and June 30, 2020 there are 5,000 shares issued, which are convertible into 2 common shares. There are no warrants outstanding that have been issued in connection with these preferred shares.

Series 3 Convertible Preferred Stock:

The Company has designated 1,670,000 shares of series 3 convertible preferred stock with a par value $0.01. Each share automatically converts on March 2, 2000 into either (a) one (1) share of the Company’s common stock if the average closing price of the common stock during the ten trading days immediately prior to March 1, 2000 is equal to or greater than sixty-six cents ($0.66) per share, or (b) one and one-half (1 1/2) shares of common stock if the average closing price of the common stock during the ten trading days immediately prior March 1, 2000 is less than sixty-six cents ($0.66) per share. There are zero shares issued and outstanding at September 30, 2020 and June 30, 2020.

Series 5 Convertible Preferred Stock:

The Company has designated 1 share of series 5 convertible preferred stock, no par value. There is 1 Series 5 Convertible Preferred shares designated. The shares are collectively convertible to common stock of the Company on March 5, 2004, in an amount equal to the greater of a.)290,000 shares divided by the ten day closing price, prior to the date of acquisition of IPS, of the Company’s common stock as quoted on the national exchange and not to exceed twenty million shares, or b.) six million shares. There are zero shares issued and outstanding at September 30, 2020 and June 30, 2020.

NOTE 8 - Segment and Geographic Information

Segment Performance

We have three reporting segments:

●	The ANV lease segment which leases land in Denmark by long term leases.
●	The Sharx’s segment which generate commissions for the sale cargo security products.
●	The Corporate segment, Advanced Oxygen Technologies, Inc. which does not generate revenues, but has administrative expenses.

The following table summarizes financial information regarding each reportable segment’s results of operations for the periods presented:

	Three Months Ending September 30,
	2020	2019

Revenue by segment
ANV lease revenues	$10,329	$9,239
Sharx commission revenues from security product sales	-	-
Corporate segment revenues	-	-
Total revenue	$10,329	$9,329

Segment profitability
ANV lease revenues	$7,053	$6,254
Sharx commission revenues from security product sales	184	-
Corporate segment	(10,715)	(118,800)
Total segment profitability	$(3,478)	$(112,546)

The following table presents net sales, based on the location in which the sale originated, and long-lived assets, representing property, plant and equipment, net of related depreciation, by geographic region. All of the assets are land that are held by the Company’s subsidiary, ANV.

Three Months Ending September 30:	2020	2019
Net Sales
United States	$-	$-
Denmark	10,329	9,329
Total	$10,329	$9,329

As of September 30, 2020 and June 30, 2020
Long-Lived Assets
United States	$-	$-
Denmark	636,613	609,250
Total	$636,613	$609,250

Three Months Ending September 30, 2020
	ANV	Sharx	Corporate	Total

Net sales	$10,329	$-	$-	$10,602
Operating income (loss)	9,780	184	(10,715)	(751)
Interest expense	(737)	-	-	(737)
Total assets	$675,644	$7,663	$150	$683,457

Three Months Ending September 30, 2019
	ANV	Sharx	Corporate	Total

Net sales	$9,329	$-	$-	$9,329
Operating (loss) income	8,914	-	(118,800)	(109,886)
Interest expense	(896)	-	-	(896)
Total assets	$628,630	$-	$150	$628,780

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

Revenues: Revenues from operations for the three-month period ending September 30, 2020 and September 30, 2019 were $10,329 and $9,329 respectively. The increase was attributable to currency fluctuations.

General and administrative expenses: G&A expenses for the three-month period ending September 30, 2020 and September 30, 2019 were $4,055 and $1,115 respectively. The expenses are mainly attributable to ANV’s normal operations and the Company’s SEC compliance and the fluctuations are attributable to currency fluctuations and accounting costs.

Salary and Wages expenses: Salary and wage compensation expenses for the three-month period ending September 30, 2020 and September 30, 2019 were $0 and $110,000 respectively. The decrease was due to a one-time stock grant to an officer of the Company.

Professional expenses: Professional expenses for the three-month period ending September 30, 2020 and September 30, 2019 were $7,025, and $8,100 respectively. The expenses were attributable to the ordinary audit and attributable to transfer agent fees for 2020 and 2019.

Interest expense: Interest expense for the three-month period ending September 30, 2020 and September 30, 2019 was $(737) and $(896) respectively. Interest expenses for 2020 are lower primarily due to the currency fluctuations and the reduction of debt.

Net loss: Net loss attributed to common stockholders was $(3,478) or $(0.0011) per share for the three-month period ending September 30, 2020 as compared to $(112,546) or $(0.0473) per share for September 30, 2019. The fluctuations are mainly attributable to officer compensation, general & administrative expenses and currency fluctuations.

Liquidity and capital resources: At September 30, 2020 and June 30, 2020, the Company had cash and cash equivalents of $45,589 and $43,603 respectively. At September 30, 2020 and June 30, 2020, the Company had a working capital deficit of $266,828 and $258,857 respectively. The change in cash is primarily due to the ANV’S payment of debt and normal operations. The increase in the working capital is primarily related to the operations of the Subsidiary.

Net cash provided by operating activities for three-month period ending September 30, 2020 and September 30, 2019 was $11,809 and $6,949, respectively. The increase was primarily the increase in taxes, legal fees and expenses paid on behalf on a related party.

Net cash used-in financing activities for three-month period ending September 30, 2020 and September 30, 2019 was $(11,440) and $(10,303) respectively. Net cash provided from or used for financing activities for both periods is related to the company’s borrowings from banks, officers and directors, and the repayment of debt.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded as of September 30, 2020 that our disclosure controls and procedures were not effective at ensuring that the material information required to be disclosed in the Exchange Act reports is recorded, processed, summarized and reported as required in applicable SEC rules and forms.

Changes in Internal Control over Financial Reporting

During the three-month period ended September 30, 2020, there were no changes in our internal control over financial reporting identified in connection with managements evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II

ITEM 1: LEGAL PROCEEDINGS

During the period ending September 30, 2020, there were pending or threatened legal actions as follows:

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

During three- month period ending September 30, 2020, the Company filed no reports on Form 8-K.

Exhibit Number	Description of the Document
3.1	Certificate of Incorporation as Amended and filed with the Secretary of State of Delaware effective on December 5, 2014
3.2	Bylaws. (Previously Filed)
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
10.1	Stock Grant and Investment Agreement dated September 23, 2019
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 22, 2020	By:	/s/ Robert E. Wolfe
Robert E. Wolfe
Chairman of the Board and Chief Executive Officer and Principal Financial Officer