Form 10-Q
period 2020-12-31
ADVANCED OXYGEN TECHNOLOGIES INC
filed 2021-01-25
CIK 352991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2020

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

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer”, “an accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of January 22, 2021, there were 3,292,945 issued and outstanding shares of the registrant’s Common Stock, $.01 par value.

Documents incorporated by reference: None.

ADVANCED OXYGEN TECHNOLOGIES, INC.

Table of Contents

	INDEX	Page
PART I

Item I:	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets as of December 31, 2020 (unaudited) and June 30, 2020	1
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended December 31, 2020 and December 31, 2019 (unaudited)	2
	Condensed Consolidated Statements of Stockholders' Equity for the three and six months ended December 31, 2020 and December 31, 2019(unaudited)	3
	Condensed Consolidated Statements of Cash Flow for the six months ended December 31, 2020 and December 31, 2019 (unaudited)	5
	Notes to the Condensed Consolidated Financial Statements	6-19

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3:	Quantitative and Qualitative Disclosures about Market Risk	21
Item 4:	Controls and Procedures	21

PART II

Item 1:	Legal Proceedings	21
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3:	Defaults Upon Senior Securities	21
Item 4:	Mine Safety Disclosures	21
Item 5:	Other Information	22
Item 6.	Exhibits and Reports on Form 8-K	22
Signature		23
EXHIBIT 31.1, 31.2 Certifications of Officers		EX 31
EXHIBIT 32.1, 32.2 Certifications of Officers		EX 32
EXHIBIT 101.INS XBRL Instance		EX 101.INS
EXHIBIT 101.SCH XBRL Taxonomy Extension Schema Document		EX 101.SCH
EXHIBIT 101.CAL XBRL Taxonomy Extension Calculation Document		EX 101.CAL
EXHIBIT 101.DEF XBRL Taxonomy Extension Definition Document		EX 101.DEF
EXHIBIT 101.LAB XBRL Taxonomy Extension Labels Document		EX 101.LAB
EXHIBIT 101.PRE XBRL Taxonomy Extension Presentation Document		EX 101.PRE

i

PART 1: FINANCIAL INFORMATION

Item I: Condensed Consolidated Financial Statements for the three and six months ending December 31, 2020 (unaudited).

ADVANCED OXYGEN TECHNOLOGIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2020	June 30, 2020
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$50,348	$43,603
Property tax receivable	1,315	1,202
Total Current Assets	51,663	44,805

Property and equipment	667,293	609,250
TOTAL ASSETS	$718,956	$654,055

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,050	$-
Contract liabilities	3,450	3,150
Taxes payable	47,498	36,030
Current portion of notes payable	145,848	144,211
Advances from a related party	120,852	120,271
Total Current Liabilities	318,698	303,662

Long Term Liabilities
Notes payable, net of current portion	38,952	44,416
Total Long-term Liabilities	38,952	44,416

Total Liabilities	357,650	348,078

STOCKHOLDERS’ EQUITY-
Convertible preferred stock, Series 2, par value $0.01; authorized 10,000,000 shares; issued and outstanding 5,000 at December 31, 2020 and June 30, 2020	50	50
Convertible preferred stock, Series 3, par value $0.01; authorized 1,670,000 shares; zero shares issued and outstanding	-	-
Convertible preferred stock, Series 5; no par value, 1 share authorized, zero shares issued and outstanding, respectively.	-	-
Common stock, par value $0.01; At December 31, 2020 and June 30, 2020, authorized 60,000,000 shares; issued and outstanding 3,292,945 shares and 3,292,945 shares.	32,929	32,929
Additional paid-in capital	21,057,116	21,057,116
Accumulated other comprehensive income	97,829	43,226
Accumulated deficit	(20,826,618)	(20,827,344)
TOTAL STOCKHOLDERS EQUITY’	361,306	305,977
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$718,956	$654,055

See accompanying notes to condensed unaudited consolidated financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the three months ended December 31,		For the six months ended December 31,
	2020	2019	2020	2019
Revenues
Rent Revenues	$10,284	$9,281	$20,613	$18,610
Total Revenues	10,284	9,281	20,886	18,610

Operating Expenses
General and Administrative	267	3,958	4,332	7,173
Professional fees	3,025	2,500	10,050	8,500
Salaries and Wages	—	—	—	113,000
Total Operating Expenses	3,292	6,458	14,375	128,673

Income (Loss) from operations	6,992	2,823	6,241	(110,063)
Other income (expenses)
Interest Expense	(698)	(859)	(1,435)	(1,755)
Income (Loss) before Income Taxes	6,294	1,964	4,806	(111,818)

Income Taxes Expense	2,090	1,781	4,080	3,545

NET Income (Loss)	$4,204	$183	$726	$(115,363)

Weighted average number of common shares outstanding
Basic	3,292,945	3,292,945	3,292,945	2,836,423
Dilutive	3,302,945	3,292,945	3,302,945	2,836,423

Basic earnings per share	$0.00	$0.00	$0.00	$(0.04)
Dilutive earnings per share	$0.00	$0.00	$0.00	$(0.04)

OTHER COMPREHENSIVE INCOME (LOSS)
Net Income (LOSS)	$4,204	$183	$726	$(115,363)
Foreign Currency Translation Adjustments	$29,115	$15,431	$54,603	$(7,537)
TOTAL COMPREHENSIVE INCOME (LOSS)	$33,319	$15,614	$55,329	$(122,900)

See accompanying notes to condensed unaudited consolidated financial statements.

ADVANCED OXYGEN TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Six-Month Period Ending December 31, 2020 and 2019 (Unaudited)

	Preferred Stock Convertible Series 2		Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance at June 30, 2019	5,000	50	2,292,945	22,929	20,953,991	(20,724,241)	48,198	297,748
To Record the stock-based compensation issuance of 1,000,000 shares of common stock, par value $0.01	—	—	1,000,000	10,000	103,000	—	—	113,000
Net loss	—	—	—	—	—	(115,363)		(115,363)
Foreign Currency Translation Adjustment	—	—	—	—	—	—	(7,537)	(7,537)
Balance at December 31, 2019	5,000	50	3,292,945	32,929	21,056,991	(20,839,604)	40,661	291,027

Balance at June 30, 2020	5,000	50	3,292,945	32,929	21,057,116	(20,827,344)	43,226	305,977
Net loss	—	—	—	—	—	726	—	726
Foreign Currency Translation Adjustment	—	—	—	—	—	—	54,603	54,603
Balance at December 31, 2020	5,000	50	3,292,945	32,929	21,057,116	(20,826,618)	97,830	361,306

See accompanying notes to condensed unaudited consolidated financial statements.

ADVANCED OXYGEN TECHNOLOGIES INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY Three-Month Period Ending December 31, 2020 and 2019 (Unaudited)

	Preferred Stock Convertible Series 2		Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance at September 30, 2019	5,000	50	3,292,945	32,929	21,056,991	(20,843,530)	25,230	275,413

Net loss	—	—	—	—	—	183	—	183
Foreign Currency Translation Adjustment	—	—	—	—	—	—	15,431	15,431

Balance at December 31, 2019	5,000	50	3,292,945	32,929	21,056,991	(20,839,604)	40,661	291,027

Balance at September 30, 2020	5,000	50	3,292,945	32,929	21,057,116	(20,830,822)	68,714	327,987
Net loss	—	—	—	—	—	4,204	—	4,204
Foreign Currency Translation Adjustment	—	—	—	—	—	—	29,115	29,115

Balance at December 31, 2020	5,000	50	3,292,945	32,929	21,057,116	(20,826,618)	97,829	361,306

See accompanying notes to condensed unaudited consolidated financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended December 31,
	2020	2019
Cash flows from operating activities:

Net Income (loss)	$726	(115,363)
Adjustments to reconcile net income (loss) to net cash
Stock-based compensation	—	113,000
Expenses paid on behalf of the company by a related party	12,690	11,726
Accounts payable	1,050	25
Taxes payable	7,967	(629)
Contract liabilities	—	3,102
Net cash provided by operating activities	22,433	11,940

Cash flow from financing activities:
Repayment of related party debt	(9,945)	(8,531)
Repayment of long-term debt	(9,299)	(8,546)
Net cash used in financing activities	(19,244)	(17,077)
Change due to FX Translation	3,556	(580)
NET CHANGE IN CASH	6,745	(5,796)

Cash at beginning of period	$43,603	$43,098
Cash at end of period	$50,348	$37,302
Non-Cash Investing and Financing Activities
Cash paid for Interest	1,435	1,756
Cash paid for Income taxes	—	—

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

Sharx Inc. is a Wyoming corporation incorporated in 2020 that owns Sharx DK ApS. Sharx Inc. operations are derived from its wholly owned subsidiary Sharx DK ApS. Sharx Inc. has no other operations and performs administrative functions for itself and its subsidiary.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Anton Nielsen Vojens, ApS, Sharx Inc. and Sharx DK ApS, after elimination of all intercompany accounts, transactions, and profits.

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

ADVANCED OXYGEN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rental Revenue

Rental revenue is derived from the Commercial Property lease in which quarterly payments are received pursuant to the property lease which is in effect until 2026. (See Note 3 for further details) and from the sale of product pursuant to a non-exclusive distribution agreement. We recognize revenue when we have satisfied a performance obligation by transferring control over a product or delivering a service to a client. We measure revenue based upon the consideration set forth in an arrangement or contract with a client. We recognize revenue from these services when the services are completed. If we are paid in advance for these services, we record such payment as deferred revenue until we complete the services. As of December 31, 2020, the Company recorded $3,450 of deferred revenue in connection to rental revenues.

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

The Company's source of commission revenue is from the Company’s subsidiary Sharx in which quarterly payments are received when the customer pre-pays or pays upon the date products are drop shipped from the manufacturer pursuant to a non-exclusive distribution agreement. At such time the products are drop shipped, the Company’s performance obligation has been satisfied and revenue is recorded. The Company has determined that it is an agent of the manufacturer and collects commission revenue at or before the delivery of product (See Note 3 for further details).

Property and Equipment:

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

ADVANCED OXYGEN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company’s wholly owned subsidiary ANV uses the Danish Krone, DKK as its reporting currency as well as its functional currency. The wholly owned subsidiary Sharx DK ApS uses the US Dollar as its reporting currency as well as its functional currency and from time to time has transactions in foreign currency. The change in exchange rates between the U.S. Dollar, the Company’s reporting and functional currency and the foreign currency, the currency in which a transaction is denominated increases or decreases the expected amount of reporting currency cash flows upon settlement of the transaction. That increase or decrease in expected reporting currency cash flows is a foreign currency transaction gain or loss that generally is included in determining net income (loss) for the period in which the exchange rate changes.

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

Earnings per Share:

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of December 31, 2020, and December 31, 2019 there were 10,000 and 10,000 potential dilutive shares that need to be considered as common share equivalents and because of the net loss, the effect of these potential common shares is dilutive for the six-months ended December 31, 2020 and anti-dilutive for six-months ended December 31, 2019. For the three-months ended December 31, 2020 and three-months December 31, 2019 the effect of these potential common shares is dilutive.

Cash and Cash Equivalents:

For purposes of the statement of cash flows, the Company considers all highly-liquid investments purchased with original maturities of three months or less to be cash equivalents.

The Company maintains its cash in bank deposit accounts which, at December 31, 2020 did not exceed federally insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on such amounts.

ADVANCED OXYGEN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Leases:

On July 1, 2019 we adopted the new lease accounting guidance in Topic 842. As the lessor, we have elected the package of practical expedients permitted in Topic 842. Accordingly, we have accounted for our existing leases as operating leases under the new guidance, without reassessing (a) whether the contract contains a lease under Topic 842, (b) whether classification of the operating lease would be different in accordance with Topic 842, or (c) whether the unamortized initial direct costs before transition adjustments (as of December 31, 2018) would have met the definition of initial direct costs in Topic 842 at lease commencement. Additionally, as the lessor, we will use hindsight in determining the lease term.

Upon adoption of Topic 842, lessees and lessors are required to apply a modified retrospective transition approach. Reporting entities are permitted to choose one of two methods to recognize and measure leases within the scope of Topic 842:

●	Apply Topic 842 to each lease that existed at the beginning of the earliest comparative period presented in the financial statements as well as leases that commenced after that date. Under this method, prior comparative periods presented are adjusted. For leases that commenced prior to the beginning of the earliest comparative period presented, a cumulative-effect adjustment is recognized at that date.

●	Apply the guidance to each lease that had commenced as of the beginning of the reporting period in which the entity first applies the lease standard with a cumulative-effect adjustment as of that date. Prior comparative periods would not be adjusted under this method.

ADVANCED OXYGEN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Topic 842 requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases and operating leases. Based on our election of the package of practical expedients, our existing commercial leases, where we are the lessor, continue to be accounted for as operating leases under the new standard. However, Topic 842 changed certain requirements regarding the classification of leases that could result in us recognizing certain long-term leases entered into or modified after July 1, 2019 as sales-type leases or finance leases, as opposed to operating leases. We will continue to monitor our leases following the adoption date to ensure that they are classified in accordance with the new lease standards.

We elected a practical expedient which allows lessors to not separate non-lease components from the lease component when the timing and pattern of transfer for the lease components and non-lease components are the same and if the lease component is classified as an operating lease. As a result, we now present all rentals and reimbursements from tenants as a single line item, Rental, within the consolidated financial statements of operations.

The Company leases land to a customer. The Company determines if an arrangement contains a lease at contract inception. An arrangement is or contains a lease if the agreement identifies an asset, implicitly or explicitly, that the Customer has the right to use over a period of time. If an arrangement contains a lease, the Company classifies the lease as either an operating lease or as a finance lease based on the five criteria defined inASC 842.

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

ADVANCED OXYGEN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

New Accounting Pronouncements already adopted:

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

In August 2018, the FASB issued ASU 2018-13, “Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 modifies the fair value measurements disclosures with the primary focus to improve effectiveness of disclosures in the notes to the financial statements that is most important to the users. The new guidance modifies the required disclosures related to the valuation techniques and inputs used, uncertainty in measurement, and changes in measurements applied. ASU 2018-13 was effective for the Company for its fiscal year beginning July 1, 2020. The Company assessed the impact of the new guidance and believes that there wasn’t any material effect on the Company’s financials.

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

ADVANCED OXYGEN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company disaggregates revenues by revenue type and geographic location. See the below tables:

	Three Months Ended December 31,
Revenue Type	2020	2019
Real Estate Rental	$10,284	$9,281
Commission Revenues	-	-
Total Sales by Revenue Type	$10,284	$9,281

	Six Months Ended December 31,
Revenue Type	2020	2019
Real Estate Rental	$20,613	$18,610
Commission Revenues	-	-
Total Sales by Revenue Type	$20,613	$18,610

The Company’s derives 100% of its revenue from foreign customers. For the period ending December 31, 2020 and December 31, 2019 the revenue concentrations were as follows:

	Geographic Regions for the Three Months Ended December 31,
Revenue Type	2020	2019
International	$10,284	$9,281
Domestic	-	-
Total Sales by Geographic Location	$10,284	$9,281

	Geographic Regions for the Six Months Ended December 31,
Revenue Type	2020	2019
International	$20,613	$18,610
Domestic	-	-
Total Sales by Geographic Location	$20,613	$18,610

ADVANCED OXYGEN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 4–PROPERTY AND EQUIPMENT:

The Land owned by the Company's wholly owned subsidiary constitutes the largest asset of the Company. During the period ending December 31, 2020 the Company recorded an increase in the carrying value of the Land of $58,043, due to the currency translation difference. The carrying value of the Land of the Company was as follows:

	Carrying Value of Land at
	December 31, 2020	June 30, 2020
US Dollars	$667,293	$609,250

NOTE 5 - RELATED PARTY TRANSACTIONS:

Crossfield, Inc., a company of which the CEO, Robert Wolfe is an officer and director, has made advances to the Company which are not collateralized, non-interest bearing, and payable upon demand; however, the Company does not expect to make payment within one year. At December 31, 2020 and June 30, 2020, the Company had a balance of $120,852 and $120,271 respectively. During the six-month period ended December 31, 2020 and December 31, 2019 expenses paid on behalf of the Company were $12,690 and $11,726 respectively. The Company repaid $9,945 and $8,531 of the advancement during the six months ending December 31, 2020 and 2019, respectively.

NOTE 6 - NOTES PAYABLE:

During 2006, the Company issued a promissory note (“Note”) for $650,000, payable to the Borkwood Development Ltd, a previous shareholder of the Company (“Seller”), payable and amortized monthly and carrying an interest at 5% per year. The Company has the right to prepay the note at any time with a notice of 14 days. To secure the payment of principal and interest the Sellers will receive a perfect lien and security interest in the Shares in the company ANV until the note with accrued interest is paid in full, and, in the case that the Note has not been repaid within 12 months from the day of closing the Sellers have the right to convert the debt to common stock of Advanced Oxygen Technologies, Inc. in an amount of non-diluted shares calculated on the conversion Date, equal to the lesser of : a) Six hundred and Fifty thousand $(650,000) or the Purchase Price minus the principal payments made by the buyer, whichever is greater, divided by the previous ten day closing price of AOXY as quoted on the national exchange, or b) Fifteen million shares, whichever is lesser. The Note has been extended until July 1, 2021, prior to period end and interest waived through the period ending June 30, 2021. Due to the extension, the note is not in default and therefore not convertible as of December 31, 2020. As of December 31, 2020, the unpaid balance was $127,029.

The Company has a note payable with a bank. The original amount of the note was kr 1,132,000 Danish Krone (kr). The note is secured by the subsidiary’s real estate, with a 2.00% interest rate and 3 years remaining on the term. The balance on the note as of December 31, 2020 was $57,772. During the period ended December 31, 2020, the Company paid $9,299 in principal payments and $1,496 in interest.

ADVANCED OXYGEN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company’s commitments and contingencies are $136,821 for 2020. See below tablefor the years 2020 through 2024 with total principal payments due on outstanding notes payable of $184,800. The amounts stated reflect the Company’s commitments in the currencies that those commitments were made, and the amounts are an estimate of what the US dollar amount would be if the currency rates did not change.

Year	Amount
2021	$136,821
2022	19,881
2023	20,282
2024	7,815
Total	$184,800
Less: Long-term portion of notes payable	(38,952)
Notes payable, current portion	$145,848

The amounts stated in this note reflect the Company’s commitments in the currencies that those commitments were made and the amounts are an estimate of what the US dollar amount would be if the currency rates did not change going forward.

NOTE 7 - STOCKHOLDERS’ EQUITY:

Common Stock:

On September 23, 2019 the Company entered into a Stock Grant and Investment Agreement with Robert Wolfe, its CEO and a Director (“Wolfe”) whereby the Company has granted 1,000,000 shares (the “Shares”) of common stock of the Company, with a fair value of $113,000 based on the trading price of the stock on the date of issuance of $0.11. The shares were issued for services rendered by Wolfe to the Company and which Shares are deemed irrevocably and fully earned and vested as of the date thereof. The Shares have been issued in reliance upon the exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Preferred Stock:

Series 2 Convertible Preferred Stock:

The Company is authorized to issue 10,000,000 shares of $0.01 par value of series 2 convertible preferred stock. Each Series 2 preferred share also includes one warrant to purchase two common shares for $5.00. The warrants are exercisable over a three-year period. In the event of the liquidation of the Company, holders of Series 2 preferred stock would be entitled to receive $5.00 per share, plus any unpaid dividends declared on the Series 2 preferred stock from the funds remaining after the Company's creditors, including directors, have been paid. There have been no dividends declared. There are 177,000 Series 2 Convertible Preferred shares designated. During November 1997, 172,000 shares of Series 2 preferred stock were converted into 344,000 shares of the Company's common stock. As of December 31, 2020, and June 30, 2020 there are 5,000 shares issued, which are convertible into 2 common shares. There are no warrants outstanding that have been issued in connection with these preferred shares.

ADVANCED OXYGEN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Series 3 Convertible Preferred Stock:

The Company has designated 1,670,000 shares of series 3 convertible preferred stock with a par value $0.01. Each share automatically converts on March 2, 2000 into either (a) one (1) share of the Company's common stock if the average closing price of the common stock during the ten trading days immediately prior to March 1, 2000 is equal to or greater than sixty-six cents ($0.66) per share, or (b) one and one-half (1 1/2) shares of common stock if the average closing price of the common stock during the ten trading days immediately prior March 1, 2000 is less than sixty-six cents ($0.66) per share. There are zero shares issued and outstanding at December 31, 2020 and June 30, 2020.

Series 5 Convertible Preferred Stock:

The Company has designated 1 share of series 5 convertible preferred stock, no par value. There is 1 Series 5 Convertible Preferred shares designated. The shares are collectively convertible to common stock of the Company, in an amount equal to the greater of a.)290,000 shares divided by the ten day closing price, prior to the date of acquisition of IPS, of the Company's common stock as quoted on the national exchange and not to exceed twenty million shares, or b.) six million shares. There are zero shares issued and outstanding at December 31, 2020 and June 30, 2020.

NOTE 8 - Segment and Geographic Information

Segment Performance

We have three reporting segments:

●	The ANV lease segment which leases land in Denmark by long term leases.
●	The Sharx’s segment which generate commissions for the sale cargo security products.
●	The Corporate segment, Advanced Oxygen Technologies, Inc. which does not generate revenues, but has administrative expenses.

ADVANCED OXYGEN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes financial information regarding each reportable segment’s results of operations for the periods presented:

	Six Months Ending December 31,
	2020	2019

Revenue by segment
Lease revenues	$20,613	$18,610
Commission revenues from security product sales	-	-
Corporate revenues	-	-
Total revenue	$20,613	$18,610

Segment profitability
Lease revenues	$14,357	$9,390
Commission revenues from security product sales	-	-
Corporate revenues	14,357	(124,753)
Total segment profitability	$14,357	$(124,753)

	Three Months Ending December 31,
	2020	2019

Revenue by segment
Lease revenues	$10,284	$9,281
Commission revenues from security product sales	-	-
Corporate revenues	-	-
Total revenue	$10,284	$9,281

Segment profitability
Lease revenues	$4,204	$183
Commission revenues from security product sales	-	-
Corporate revenues	4,204	183
Total segment profitability	$4,204	$183

ADVANCED OXYGEN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents net sales, based on the location in which the sale originated, and long-lived assets, representing property, plant and equipment, net of related depreciation, by geographic region.All of the assets are land that are held by the Company’s subsidiary, ANV.

Three Months Ending December 31:	2020	2019
Net Sales
United States	$-	$-
Denmark	10,284	9,281
Total	$10,284	$9,281

As of December 31, 2020 and June 30, 2020	Dec 31, 2020	June 30, 2020
Long-Lived Assets
United States	$-	$-
Denmark	667,293	609,250
Total	$667,293	$609,250

Six Months Ending December 31:	2020	2019
Net Sales
United States	$-	$-
Denmark	20,613	18,610
Total	$20,613	$18,610

ADVANCED OXYGEN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Three Months Ending December 31, 2020
	ANV	Sharx	Corporate	Total

Net sales	$10,284	$(1)	$-	$10,284
Operating income (loss)	$10,058	$(42)	$(3,025)	$6,992
Interest expense	$(698)	$-	$-	$(698)
Total assets	$711,184	$7,622	$150	$718,956

Three Months Ending December 31, 2019
	ANV	Sharx	Corporate	Total

Net sales	$9,281	$-	$-	$9,281
Operating (loss) income	$5,776	$-	$(2,953)	$2,823
Interest expense	$(859)	$-	$-	$(859)
Total assets	$644,911	$-	$147	$645,055

Six Months Ending December 31, 2020
	ANV	Sharx	Corporate	Total

Net sales	$20,613	$273	$-	$20,613
Operating income (loss)	$19,839	$140	$(13,740)	$6,241
Interest expense	$(1,435)	$-	$-	$(1,435)
Total assets	$711,184	$7,622	$150	$718,956

Six Months Ending December 31, 2019
	ANV	Sharx	Corporate	Total

Net sales	$18,610	$-	$-	$18,610
Operating income (loss)	$14,691	$-	$(124,754)	$(110,063)
Interest expense	$(1,755)	$-	$-	$(1,755)
Total assets	$644,911	$-	$147	$645,055

NOTE 9 - SUBSEQUENT EVENTS:

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following should be read in conjunction with our Consolidated Financial Statements and the notes thereto included in the Financial Statements.

FORWARD LOOKING STATEMENTS:

Certain statements contained in this report, including statements concerning the Company’s future and financing requirements, the Company’s ability to obtain market acceptance of its products and the competitive market for sales of small production business and other statements contained herein regarding matters that are not historical facts, are forward looking statements; actual results may differ materially from those set forth in the forward looking statements, which statements involve risks and uncertainties, including without limitation to those risks and uncertainties set forth in any of the Company’s Registration Statements and Annual reports on form 10K under the heading “Risk Factors” or any other such heading. In addition, historical performance of the Company should not be considered as an indicator for future performance, and as such, the future performance of the Company may differ significantly from historical performance.

Revenues: Revenues from operations for the three-month period ending December 31, 2020 and December 31, 2019 were $10,284 and $9,281 respectively, and for the six-month period ending December 31, 2020 and December 31, 2019 were $20,613 and $18,610 respectively. The increase was attributable to currency fluctuations.

General and administrative expenses: G&A expenses for the three-month period ending December 31, 2020 and December 31, 2019 were $267 and $3,958 respectively, and for the six-month period ending December 31, 2020 and December 31, 2019 were $4,322 and $7,173 respectively. The expenses are mainly attributable to ANV’s normal operations and the Company’s SEC compliance and the fluctuations are attributable to currency fluctuations and accounting costs.

Salary and Wages expenses: Salary and wage compensation expenses for the three-month period ending December 31, 2020 and December 31, 2019 were $0 and $113,000 respectively, and for the six-month period ending December 31, 2020 and December 31, 2019 were $0 and $113,000 respectively. The decrease was due to a one-time stock grant to an officer of the Company in the prior year periods.

Professional expenses: Professional expenses for the three-month period ending December 31, 2020 and December 31, 2019 were $3,025, and $2,500 respectively, and for the six-month period ending December 31, 2020 and December 31, 2019 were $10,050 and $8,500 respectively. The expenses were attributable to the ordinary audit fees for 2020 and 2019.

Interest expense: Interest expense for the three-month period ending December 31, 2020 and December 31, 2019 was $(698) and $(859) respectively, and for the six-month period ending December 31, 2020 and December 31, 2019 were $(1,435) and $(1,755) respectively. Interest expenses for 2020 are lower primarily due to the currency fluctuations and the reduction of debt.

Net Income (loss): Net income(loss) attributed to common stockholders was $4,204 or $0.00 per share for the three-month period ending December 31, 2020 as compared to $183 or $0 per share for December 31, 2019. Net loss attributed to common stockholders was $726 or $0.00 per share for the six-month period ending December 31, 2020 as compared to $(115,363) or $(0.04) per share for December 31, 2019. The fluctuations are mainly attributable to officer compensation, general & administrative expenses and currency fluctuations.

Liquidity and capital resources: At December 31, 2020 and June 30, 2020, the Company had cash and cash equivalents of $50,348 and $43,603 respectively. At December 31, 2020 and June 30, 2020, the Company had a working capital deficit of $267,035 and $258,857 respectively. The change in cash is primarily due to the ANV'S payment of debt and normal operations. The increase in the working capital deficit is primarily related to the operations of the Subsidiary.

Net cash provided by operating activities for six-month period ending December 31, 2020 and December 31, 2019 was $22,433 and $11,940, respectively. The increase was primarily due to the decrease in taxes payable and the decrease in expenses paid on behalf on a related party.

Net cash used-in financing activities for six-month period ending December 31, 2020 and December 31, 2019 was $(19,244) and $(17,077) respectively. Net cash used in financing activities for both periods is related to the company's borrowings from banks, officers and directors, and the repayment of debt.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded as of December 31, 2020 that our disclosure controls and procedures were not effective at ensuring that the material information required to be disclosed in the Exchange Act reports is recorded, processed, summarized and reported as required in applicable SEC rules and the Company’s filed 10-K.

Changes in Internal Control over Financial Reporting

During the three- and six-month periods ended December 31, 2020, there were no changes in our internal control over financial reporting identified in connection with managements evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II

ITEM 1: LEGAL PROCEEDINGS

During the period ending December 31, 2020, there were pending or threatened legal actions as follows:

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

During three- and six-month periods ending December 31, 2020, the Company filed one Form 8-K.

On July 7, 2020, the Company issued a press release announcing the Distribution Agreement and initial sale of product pursuant thereto which sale amount equaled approximately $14,000. A copy of the press release is furnished as Exhibit 99.1 to this Current Report on Form 8-K.

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

Date: January 22, 2021	By:	/s/ Robert E. Wolfe
Robert E. Wolfe
Chairman of the Board and Chief Executive Officer and Principal Financial Officer