Form 10-Q
period 2021-03-31
ADVANCED OXYGEN TECHNOLOGIES INC
filed 2021-04-26
CIK 352991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021

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

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer”, “an accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of April 26, 2021, there were 3,292,945 issued and outstanding shares of the registrant’s Common Stock, $.01 par value.

Documents incorporated by reference: None.

ADVANCED OXYGEN TECHNOLOGIES, INC.

	INDEX	Page
PART I

Item I:	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets as of March 31, 2021 (unaudited) and June 30, 2020	3
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended March 31, 2021 and March 31, 2020 (unaudited)	4
	Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended March 31, 2021and March 31, 2020 (unaudited)	5
	Condensed Consolidated Statements of Cash Flow for the nine months ended March 31, 2021 and March 31, 2020 (unaudited)	7
	Notes to the Condensed Consolidated Financial Statements	8-20

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3:	Quantitative and Qualitative Disclosures about Market Risk	23
Item 4:	Controls and Procedures	23

PART II

Item 1:	Legal Proceedings	23
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3:	Defaults Upon Senior Securities	23
Item 4:	Mine Safety Disclosures	23
Item 5:	Other Information	24
Item 6.	Exhibits and Reports on Form 8-K	24
Signature		24
EXHIBIT 31.1, 31.2 Certifications of Officers		EX 31
EXHIBIT 32.1, 32.2 Certifications of Officers		EX 32
EXHIBIT 101.INS XBRL Instance		EX 101.INS
EXHIBIT 101.SCH XBRL Taxonomy Extension Schema Document		EX 101.SCH
EXHIBIT 101.CAL XBRL Taxonomy Extension Calculation Document		EX 101.CAL
EXHIBIT 101.DEF XBRL Taxonomy Extension Definition Document		EX 101.DEF
EXHIBIT 101.LAB XBRL Taxonomy Extension Labels Document		EX 101.LAB
EXHIBIT 101.PRE XBRL Taxonomy Extension Presentation Document		EX 101.PRE

PART 1: FINANCIAL INFORMATION

Item I: Condensed Consolidated Financial Statements for the three and nine months ending March 31, 2021 (unaudited).

ADVANCED OXYGEN TECHNOLOGIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	June 30, 2020
ASSETS	(Unaudited)

CURRENT ASSETS
Cash	$45,425	$43,603
Property tax receivable	1,254	1,202
Total Current Assets	46,679	44,805

Property and equipment	636,337	609,250
TOTAL ASSETS	$683,016	$654,055

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,289	$—
Contract liabilities	3,290	3,150
Taxes payable	43,982	36,030
Current portion of notes payable	144,975	144,211
Advances from a related party	122,996	120,271
Total Current Liabilities	317,532	303,662

Long Term Liabilities
Notes payable, net of current portion	32,487	44,416
Total Long-term Liabilities	32,487	44,416

Total Liabilities	350,019	348,078

STOCKHOLDERS’ EQUITY-
Convertible preferred stock, Series 2, par value $0.01; authorized 10,000,000 shares; issued and outstanding 5,000 at March 31, 2021 and June 30, 2020	50	50
Convertible preferred stock, Series 3, par value $0.01; authorized 1,670,000 shares; zero shares issued and outstanding	—	—
Convertible preferred stock, Series 5; no par value, 1 share authorized, zero shares issued and outstanding, respectively.	—	—
Common stock, par value $0.01; At March 31, 2021 and June 30, 2020, authorized 60,000,000 shares; issued and outstanding 3,292,945 shares and 3,292,945 shares.	32,929	32,929
Additional paid-in capital	21,057,116	21,057,116
Accumulated other comprehensive income	68,142	43,226
Accumulated deficit	(20,825,240)	(20,827,344)
TOTAL STOCKHOLDERS’ EQUITY	332,997	305,977
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$683,016	$654,055

See accompanying notes to condensed unaudited consolidated financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the three months ended March 31,		For the nine months ended March 31,
	2021	2020	2021	2020
Revenues
Rent Revenues	$10,404	$9,326	$31,017	$27,936
Total Revenues	10,404	9,326	31,017	27,936

Operating Expenses
General and Administrative	3,269	498	7,591	7,671
Professional fees	3,025	2,747	13,075	11,247
Salaries and Wages	—	—	—	113,000
Total Operating Expenses	6,294	3,245	20,666	131,918

Income (Loss) from operations	4,110	6,081	10,351	(103,982)
Other income (expenses)
Interest Expense	(652)	(792)	(2,087)	(2,547)
Income (Loss) before Income Taxes	3,458	5,289	8,264	(106,529)

Income Taxes Expense	2,080	1,113	6,160	4,658

NET INCOME (LOSS)	$1,378	$4,176	$2,104	$(111,187)

Weighted average number of common shares outstanding
Basic	3,292,945	3,292,945	3,292,945	2,837,490
Dilutive	3,302,945	3,302,945	3,302,945	2,837,490

Basic earnings per share	$0.00	$0.00	$0.00	$(0.04)
Dilutive earnings per share	$0.00	$0.00	$0.00	$(0.04)

OTHER COMPREHENSIVE INCOME (LOSS)
NET INCOME (LOSS)	$1,378	$4,176	$2,104	$(111,187)
Foreign Currency Translation Adjustments	$(29,687)	$(9,438)	$24,916	$(16,975)
TOTAL COMPREHENSIVE INCOME (LOSS)	$(28,309)	$(5,262)	$27,020	$(128,162)

See accompanying notes to condensed unaudited consolidated financial statements.

ADVANCED OXYGEN TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Nine-Month Period Ending March 31, 2021 and 2020

(Unaudited)

	Preferred Stock Convertible Series 2		Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance at June 30, 2019	5,000	50	2,292,945	22,929	20,953,991	(20,724,241)	48,198	300,927
To Record the stock-based compensation issuance of 1,000,000 shares of common stock, par value $0.01	—	—	1,000,000	10,000	103,000	—	—	113,000
Net loss	—	—	—	—	—	(111,187)	—	(111,187)
Foreign Currency Translation Adjustment	—	—	—	—	—	—	(16,975)	(16,975)

Balance at March 31, 2020	5,000	50	3,292,945	32,929	21,056,991	(20,835,428)	31,223	285,765

Balance at June 30, 2020	5,000	50	3,292,945	32,929	21,057,116	(20,827,344)	43,226	305,977
Net Income	—	—	—	—	—	2,104	—	2,104
Foreign Currency Translation Adjustment	—	—	—	—	—	—	24,916	24,916

Balance at March 31, 2021	5,000	50	3,292,945	32,929	21,057,116	(20,825,240)	68,142	332,997

See accompanying notes to condensed unaudited consolidated financial statements.

ADVANCED OXYGEN TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three-Month Period Ending March 31, 2021 and 2020

(Unaudited)

	Preferred Stock Convertible Series 2		Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2019	5,000	50	3,292,945	32,929	21,056,991	(20,839,604)	40,661	291,027

Net Income	—	—	—	—	—	4,176	—	4,176
Foreign Currency Translation Adjustment	—	—	—	—	—	—	(9,438)	(9,438)

Balance at March 31, 2020	5,000	50	3,292,945	32,929	21,056,991	(20,835,428)	31,223	285,765

Balance at December 31, 2020	5,000	50	3,292,945	32,929	21,057,116	(20,826,618)	97,829	361,306
Net Income	—	—	—	—	—	1,378	—	1,378
Foreign Currency Translation Adjustment	—	—	—	—	—	—	(29,687)	(29,687)

Balance at March 31, 2021	5,000	50	3,292,945	32,929	21,057,116	(20,825,240)	68,142	332,997

See accompanying notes to condensed unaudited consolidated financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended March 31,
	2021	2020
Cash flows from operating activities:

Net Income (loss)	$2,104	(111,187)
Adjustments to reconcile net income (loss) to net cash
Stock-based compensation	—	113,000
Expenses paid on behalf of the company by a related party	15,887	14,676
Accounts payable	2,289	26
Taxes payable	6,562	(1,518)
Contract liabilities	—	3,082
Net cash provided by operating activities	26,842	18,079

Cash flow from financing activities:
Repayment of related party debt	(14,085)	(11,069)
Repayment of long-term debt	(12,512)	(12,818)
Net cash used in financing activities	(26,597)	(23,887)
Change due to FX Translation	(1,577)	(1,216)
NET CHANGE IN CASH	1,822	(7,024)

Cash at beginning of period	$43,603	$43,098
Cash at end of period	$45,425	$36,074
Non-Cash Investing and Financing Activities
Cash paid for Interest	$2,087	$2,547
Cash paid for Income taxes	$1,261	$—

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

Basis of Presentation:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company’s fiscal year end is June 30.

The accompanying condensed consolidated financial statements are unaudited. All adjustments considered necessary for a fair presentation of financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year. All intercompany balances are eliminated in consolidation.

Certain information and note disclosures normally included in annual financial statements have been condensed or omitted from these interim financial statements; these financial statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the year ended June 30, 2020.

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

ADVANCED OXYGEN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rental Revenue

Rental revenue is derived from the Commercial Property lease in which quarterly payments are received pursuant to the property lease which is in effect until 2026. (See Note 3 for further details) and from the sale of product pursuant to a non-exclusive distribution agreement. We recognize revenue when we have satisfied a performance obligation by transferring control over a product or delivering a service to a client. We measure revenue based upon the consideration set forth in an arrangement or contract with a client. We recognize revenue from these services when the services are completed. If we are paid in advance for these services, we record such payment as a contract liability until we complete the services. As of March31, 2021, the Company recorded $3,290 of contract liabilities in connection to rental revenues.

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

ADVANCED OXYGEN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Earnings per Share:

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of March 31, 2021, and March 31, 2020 there were 10,000 and 10,000 potential dilutive shares that need to be considered as common share equivalents and because of the net income for March 31, 2021, the effect of these potential common shares is dilutive for the nine-months ended March 31, 2021 and for the nine-months ended March 31, 2020these potential common shares are anti-dilutive. For the three-months ended March 31, 2021 and three-months March 31, 2020 these potential shares are dilutive.

Cash and Cash Equivalents:

For purposes of the statement of cash flows, the Company considers all highly-liquid investments purchased with original maturities of three months or less to be cash equivalents.

The Company maintains its cash in bank deposit accounts which, at March 31, 2021 did not exceed federally insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on such amounts.

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

Operating lease expense is recognized on a straight-line basis over the lease term and presented within cost of sales on the Company’s consolidated statements of operations. Finance lease right-of-use assets are amortized on a straight-line basis over the shorter of the useful life of the asset or the lease term. Interest expense on the finance lease liability is recognized using the effective interest rate method and is presented within interest expense on the Company’s consolidated statements of operations and comprehensive income. Variable rent payments related to both operating and finance leases are expensed as incurred. The Company’s variable lease payments primarily consist of real estate taxes, maintenance and usage charges. The Company made an accounting policy election to combine lease and non-lease components.

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

ADVANCED OXYGEN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

New Accounting Pronouncements already adopted:

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurements. This ASU includes additional disclosures requirements for recurring Level 3 fair value measurements including disclosure of changes in unrealized gains and losses for the period included in other comprehensive income, disclosure of the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and narrative description of measurement uncertainty related to Level 3 measurements. ASU 2018-13 was effective for the Company for its fiscal year beginning July 1, 2020. The Company adopted this guidance on July 1, 2020. It’s adoption of the guidance did not have a material impact on the Company’s financial statements.

In August 2018, the FASB issued ASU 2018-13, “Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 modifies the fair value measurements disclosures with the primary focus to improve effectiveness of disclosures in the notes to the financial statements that is most important to the users. The new guidance modifies the required disclosures related to the valuation techniques and inputs used, uncertainty in measurement, and changes in measurements applied. ASU 2018-13 was effective for the Company for its fiscal year beginning July 1, 2020. The Company adopted this guidance on July 1, 2020. It’s adoption of the guidance did not have a material impact on the Company’s financial statements.

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

ADVANCED OXYGEN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company disaggregates revenues by revenue type and geographic location. See the below tables:

	Three Months Ended March 31,
Revenue Type	2021	2020
Real Estate Rental	$10,404	$9,326
Commission Revenues	—	—
Total Sales by Revenue Type	$10,404	$9,326

	Nine Months Ended March 31,
Revenue Type	2021	2020
Real Estate Rental	$31,017	$27,936
Commission Revenues	—	—
Total Sales by Revenue Type	$31,017	$27,936

The Company’s derives 100% of its revenue from foreign customers. For the period ending March 31, 2021 and March 31, 2020 the revenue concentrations were as follows:

	Geographic Regions
	for the Three Months Ended March 31,
Revenue Type	2021	2020
International	$10,404	$9,326
Domestic	—	—
Total Sales by Geographic Location	$10,404	$9,326

	Geographic Regions
	for the Nine Months Ended March 31,
Revenue Type	2021	2020
International	$31,017	$27,936
Domestic	—	—
Total Sales by Geographic Location	$31,017	$27,936

ADVANCED OXYGEN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 4–PROPERTY AND EQUIPMENT:

The Land owned by the Company’s wholly owned subsidiary constitutes the largest asset of the Company. During the period ending March 31, 2021 the Company recorded an increase in the carrying value of the Land of $27,087, due to the currency translation difference. The carrying value of the Land of the Company was as follows:

	Carrying Value of Land at
	March 31, 2021	June 30, 2020
US Dollars	$663,337	$609,250

NOTE 5 - RELATED PARTY TRANSACTIONS:

Crossfield, Inc., a company of which the CEO, Robert Wolfe is an officer and director, has made advances to the Company which are not collateralized, non-interest bearing, and payable upon demand; however, the Company does not expect to make payment within one year. At March 31, 2021 and June 30, 2020, the Company had a balance of $122,996 and $120,271 respectively. During the nine-month period ended March 31, 2021 and March 31,2020 expenses paid on behalf of the Company were $15,887 and $14,676 respectively. The Company repaid $12,512 and $11,069 of the advancement during the nine months ending March 31, 2021 and 2020, respectively.

NOTE 6 - NOTES PAYABLE:

During 2006, the Company issued a promissory note (“Note”) for $650,000, payable to the Borkwood Development Ltd, a previous shareholder of the Company (“Seller”), payable and amortized monthly and carrying an interest at 5% per year. The Company has the right to prepay the note at any time with a notice of 14 days. To secure the payment of principal and interest the Sellers will receive a perfect lien and security interest in the Shares in the company ANV until the note with accrued interest is paid in full, and, in the case that the Note has not been repaid within 12 months from the day of closing the Sellers have the right to convert the debt to common stock of Advanced Oxygen Technologies, Inc. in an amount of non-diluted shares calculated on the conversion Date, equal to the lesser of : a) Six hundred and Fifty thousand $(650,000) or the Purchase Price minus the principal payments made by the buyer, whichever is greater, divided by the previous ten day closing price of AOXY as quoted on the national exchange, or b) Fifteen million shares, whichever is lesser. The Note has been extended until July 1, 2021, prior to period end and interest waived through the period ending June 30, 2021. Due to the extension, the note is not in default and therefore not convertible as of March 31, 2021. As of March 31, 2021, the unpaid balance was $127,029.

The Company has a note payable with a bank. The original amount of the note was kr 1,132,000 Danish Krone (kr). The note is secured by the subsidiary’s real estate, with a 2.00% interest rate and 2.75 years remaining on the term. The balance on the note as of March 31, 2021 was $50,433. During the period ended March 31, 2021, the Company paid $14,085 in principal payments and $2,087 in interest.

ADVANCED OXYGEN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company’s commitments and contingencies are $131,710 for 2021. See below table for the years 2021 through 2024 with total principal payments due on outstanding notes payable of $177,463. The amounts stated reflect the Company’s commitments in the currencies that those commitments were made, and the amounts are an estimate of what the US dollar amount would be if the currency rates did not change.

Year	Amount
2021	$131,710
2022	18,959
2023	19,341
2024	7,452
Total	$177,463
Less: Long-term portion of notes payable	(32,487)
Notes payable, current portion	$144,975

The amounts stated in this note reflect the Company’s commitments in the currencies that those commitments were made and the amounts are an estimate of what the US dollar amount would be if the currency rates did not change going forward.

NOTE 7 - STOCKHOLDERS’ EQUITY:

Common Stock:

On September 23, 2019 the Company entered into a Stock Grant and Investment Agreement with Robert Wolfe, its CEO and a Director (“Wolfe”) whereby the Company has granted 1,000,000 shares (the “Shares”) of common stock of the Company, with a fair value of $113,000based on the trading price of the stock on the date of issuance of $0.11. The shares were issued for services rendered by Wolfe to the Company and which Shares are deemed irrevocably and fully earned and vested as of the date thereof. The Shares have been issued in reliance upon the exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Preferred Stock:

Series 2 Convertible Preferred Stock:

The Company is authorized to issue 10,000,000 shares of $0.01 par value of series 2 convertible preferred stock. Each Series 2 preferred share also includes one warrant to purchase two common shares for $5.00. The warrants are exercisable over a three-year period. In the event of the liquidation of the Company, holders of Series 2 preferred stock would be entitled to receive $5.00 per share, plus any unpaid dividends declared on the Series 2 preferred stock from the funds remaining after the Company’s creditors, including directors, have been paid. There have been no dividends declared. There are 177,000 Series 2 Convertible Preferred shares designated. During November 1997, 172,000 shares of Series 2 preferred stock were converted into 344,000 shares of the Company’s common stock. As of March 31, 2021, and June 30, 2020 there are 5,000 shares issued, which are convertible into 2 common shares. There are no warrants outstanding that have been issued in connection with these preferred shares.

ADVANCED OXYGEN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Series 3 Convertible Preferred Stock:

The Company has designated 1,670,000 shares of series 3 convertible preferred stock with a par value $0.01. Each share automatically converts on March 2, 2000 into either (a) one (1) share of the Company’s common stock if the average closing price of the common stock during the ten trading days immediately prior to March 1, 2000 is equal to or greater than sixty-six cents ($0.66) per share, or (b) one and one-half (1 1/2) shares of common stock if the average closing price of the common stock during the ten trading days immediately prior March 1, 2000 is less than sixty-six cents ($0.66) per share. There are zero shares issued and outstanding at March 31, 2021 and June 30, 2020.

Series 5 Convertible Preferred Stock:

The Company has designated 1 share of series 5 convertible preferred stock, no par value. There is 1 Series 5 Convertible Preferred share designated. The shares are collectively convertible to common stock of the Company, in an amount equal to the greater of a.)290,000 shares divided by the ten-day closing price, prior to the date of acquisition of IPS, of the Company’s common stock as quoted on the national exchange and not to exceed twenty million shares, or b.) six million shares. There are zero shares issued and outstanding at March 31, 2021 and June 30, 2020.

NOTE 8 - Segment and Geographic Information

Segment Performance

We have three reporting segments:

●	The ANV lease segment which leases land in Denmark by long term leases.
●	The Sharx’s segment which generate commissions for the sale cargo security products.
●	The Corporate segment, Advanced Oxygen Technologies, Inc. which does not generate revenues, but has administrative expenses.

ADVANCED OXYGEN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes financial information regarding each reportable segment’s results of operations for the periods presented:

	Nine Months Ending March 31,
	2021	2020

Revenue by segment
Lease revenues	$31,017	$27,936
Commission revenues from security product sales	—	—
Corporate revenues	—	—
Total revenue	$31,017	$27,936

Segment profitability
Lease revenues	$21,841	$16,513
Commission revenues from security product sales	(1,560)	—
Corporate revenues	(18,177)	(127,700)
Total segment profitability	$2,104	$(111,187)

	Three Months Ending March 31,
	2021	2020

Revenue by segment
Lease revenues	$10,404	$9,326
Commission revenues from security product sales	—	—
Corporate revenues	—	—
Total revenue	$10,404	$9,326

Segment profitability
Lease revenues	$7,484	$7,123
Commission revenues from security product sales	(1,669)	—
Corporate revenues	(4,437)	(2,947)
Total segment profitability	$1,378	$4,176

ADVANCED OXYGEN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents net sales, based on the location in which the sale originated, and long-lived assets, representing property, plant and equipment, net of related depreciation, by geographic region. All of the assets are land that are held by the Company’s subsidiary, ANV.

Three Months Ending March 31:	2021	2020
Net Sales
United States	$—	$—
Denmark	10,404	9,326
Total	$10,404	$9,326

As of March 31, 2021 and June 30, 2020	March 31, 2021	June 30, 2020
Long-Lived Assets
United States	$—	$—
Denmark	636,337	609,250
Total	$636,337	$609,250

Nine Months Ending March 31:	2021	2020
Net Sales
United States	$—	$—
Denmark	31,017	27,936
Total	$31,017	$27,936

ADVANCED OXYGEN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Three Months Ending March 31, 2021
	ANV	Sharx	Corporate	Total

Net sales	$10,404	$—	$—	$10,404
Operating income (loss)	$10,247	$(1,700)	$(4,437)	$4,110
Interest expense	$(652)	$—	$—	$(652)
Total assets	$676,944	$5,922	$150	$683,016

Three Months Ending March 31, 2020
	ANV	Sharx	Corporate	Total

Net sales	$9,326	$—	$—	$9,326
Operating (loss) income	$9,027	$—	$(2,946)	$6,081
Interest expense	$(792)	$—	$—	$(792)
Total assets	$633,408	$—	$150	$633,558

Nine Months Ending March 31, 2021
	ANV	Sharx	Corporate	Total

Net sales	$31,017	$—	$—	$31,017
Operating income (loss)	$30,088	$(1,560)	$(18,177)	$10,351
Interest expense	$(2,087)	$—	$—	$(2,087)
Total assets	$676,944	$5,922	$150	$683,016

Nine Months Ending March 31, 2020
	ANV	Sharx	Corporate	Total

Net sales	$27,936	$—	$—	$27,936
Operating income (loss)	$23,718	$—	$(127,700)	$(103,982)
Interest expense	$(2,547)	$—	$—	$(2,547)
Total assets	$633,408	$—	$150	$633,558

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

Revenues: Revenues from operations for the three-month period ending March 31, 2021 and March 31, 2020 were $10,404 and $9,326 respectively, and for the nine-month period ending March 31, 2021 and March 31, 2020 were $31,017 and $27,936 respectively. The increase was attributable to lease revenues.

General and administrative expenses: G&A expenses for the three-month period ending March 31, 2021 and March 31, 2020 were $3,269 and $498 respectively, and for the nine-month period ending March 31, 2021 and March 31, 2020 were $7,591 and $7,671 respectively. The expenses are mainly attributable to ANV’s normal operations and the Company’s SEC compliance and the fluctuations are attributable to currency fluctuations and accounting costs.

Salary and Wages expenses: Salary and wage compensation expenses for the three-month period ending March 31, 2021 and March 31, 2020 were $0 and $0 respectively, and for the nine-month period ending March 31, 2021 and March 31, 2020 were $0 and $113,000 respectively. The decrease was due to a one-time stock grant to an officer of the Company in the prior year periods.

Professional expenses: Professional expenses for the three-month period ending March 31, 2021 and March 31, 2020 were $3,025, and $2,747 respectively, and for the nine-month period ending March 31, 2021 and March 31, 2020 were $13,075 and $11,247 respectively. The expenses were attributable to the ordinary accounting fees for 2021 and 2020.

Interest expense: Interest expense for the three-month period ending March 31, 2021 and March 31, 2020 was $(652) and $(792) respectively, and for the nine-month period ending March 31, 2021 and March 31, 2020 were $(2,087) and $(2,547) respectively. Interest expenses for 2021 are lower primarily due to the currency fluctuations and the reduction of debt.

Net Income (loss): Net income(loss) attributed to common stockholders was $1,378 or $0.00 per share for the three-month period ending March 31, 2021 as compared to $4,176 or $0.00 per share for March 31, 2020. Net loss attributed to common stockholders was $2,104 or $0.00 per share for the nine-month period ending March 31, 2021 as compared to $(111,187) or $(0.04) per share for March 31, 2020. The fluctuations are mainly attributable to officer compensation, general & administrative expenses and currency fluctuations.

Liquidity and capital resources: At March 31, 2021 and June 30, 2020, the Company had cash and cash equivalents of $45,425 and $43,603 respectively. At March 31, 2021 and June 30, 2020, the Company had a working capital deficit of $270,853 and $258,857 respectively. The change in cash is primarily due to the ANV’S payment of debt and normal operations. The increase in the working capital deficit is primarily related to the operations of the Subsidiary.

Net cash provided by operating activities for nine-month period ending March 31, 2021 and March 31, 2020 was $26,842 and $18,079, respectively. The increase was primarily due to the increase in taxes payable and the increase in expenses paid on behalf on a related party.

Net cash used-in financing activities for nine-month period ending March 31, 2021 and March 31, 2020 was $(26,597) and $(23,887) respectively. Net cash used in financing activities for both periods is related to the company’s borrowings from banks, officers and directors, and the repayment of debt.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded as of March 31, 2021 that our disclosure controls and procedures were not effective at ensuring that the material information required to be disclosed in the Exchange Act reports is recorded, processed, summarized and reported as required in applicable SEC rules and the Company’s filed 10-K.

Changes in Internal Control over Financial Reporting

During the three - and nine-month periods ended March 31, 2021, there were no changes in our internal control over financial reporting identified in connection with managements evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II

ITEM 1: LEGAL PROCEEDINGS

During the period ending March 31, 2021, there were pending or threatened legal actions as follows:

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

During three- and nine-month periods ending March 31, 2021, the Company filed no reports on Form 8-K for events occurring during those periods.

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

Date: April 26, 2021	By:	/s/ Robert E. Wolfe
Robert E. Wolfe
Chairman of the Board and Chief Executive Officer and Principal Financial Officer