Form 10-K
period 2021-06-30
ADVANCED OXYGEN TECHNOLOGIES INC
filed 2021-09-24
CIK 352991

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller Reporting Company	☒
Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

The aggregate market value of Common Stock at December 31, 2020 held by non-affiliates approximated $235,419 based upon the average bid and asked prices for a share of Common Stock on that date. For purposes of this calculation, persons owning 10% or more of the shares of Common Stock are assumed to be affiliates, although such persons are not necessarily affiliates for any other purpose.

As of September 23, 2021, there were 3,292,945 issued and outstanding shares of the registrant’s Common Stock, $.01 par value.

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

Factors that may cause or contribute actual results to differ from these forward-looking statements include, but are not limited to, the following:

●	all the risks inherent in the owning, buying, leasing, selling, or developing real estate or the real estate business;

●	the Company’s absence of significant sales or sales revenues, which make it difficult to predict future performance;

●	the need to make multiple assumptions in preparing forecasts and projections of any kind, and significant difficulties in predicting and forecasting accurately the expenses likely to be incurred and the revenues likely to be generated in the Company’s future operations;

●	significant competition in the real estate leasing and development business;

●	the risk that the Company will have difficulties executing its intended business plan;

●	the risk that the Company’s sole source of revenues may discontinue leasing, become insolvent, or not renew its relationship with the Company;

●	potential barriers, risks, uncertainties and obstacles to the Company’s business plans;

●	risks associated with the tightening or other adverse changes in the overall capital and credit markets and decreased availability of investment capital and/or credit, bank financing or other debt financing as and when needed or at favorable terms including fixed and/or low interest rates; and

●	other risks over which we have no control.

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

PART I

ITEM 1- DESCRIPTION OF BUSINESS

GENERAL:

Advanced Oxygen Technologies, Inc. (“Advanced Oxygen Technologies”, “AOXY”, or the “Company”) operations are derived from its wholly owned subsidiaries Anton Nielsen Vojens, ApS (“ANV”), Sharx Inc. and its wholly owned subsidiary Sharx DK ApS (collectively “Sharx”).

AOXY, incorporated in Delaware in 1981 under the name Aquanautics Corporation, was, from 1985 until May 1995, a startup specialty materials company producing new oxygen control technologies. From May of 1995 through December of 1997 AOXY had minimal operations and was seeking funding for operations and companies to which it could merge or acquire. In March of 1998 AOXY began operations in California. From 1998 through 2000, the business consisted of producing and selling CD- ROMS for conference events, advertisement sales on the CD’s, database management and event marketing all associated with conference events. From 2000 through March of 2003, the business consisted solely of database management. From 2003 through April 2005, the business operations were derived totally from the Company’s wholly owned business, IP Service, ApS, a Danish IP security vulnerability company (“IP Service”). Business operations have been solely derived from ANV and Sharx.

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

AOXY, incorporated in Delaware in 1981 under the name Aquanautics Corporation, was, from 1985 until May 1995, a startup specialty materials company producing new oxygen control technologies. From May of 1995 through December of 1997 AOXY had minimal operations and was seeking funding for operations and companies to which it could merge or acquire. In March of 1998 AOXY began operations in California. From 1998 through 2000, the business consisted of producing and selling CD- ROMS for conference events, advertisement sales on the CD’s, database management and event marketing all associated with conference events. From 2000 through March of 2003, the business consisted solely of database management. From 2003 through April 2005, the business operations were derived totally from the Company’s wholly owned business, IP Service, ApS, a Danish IP security vulnerability company (“IP Service”). Business operations have been solely derived from ANV and Sharx.

HISTORY OF THE COMPANY:

THE PATENT SALE

On May 1, 1995, the Company sold its patents, and all related technology and intellectual property rights (collectively the “Patents Rights”) to W. R. Grace & Co. Conn., a Connecticut corporation (“Grace”). The price for the Patents Rights was $335,000, in cash, and a royalty until April 30, 2007.

STOCK ACQUISITION AGREEMENT, 12/18/97

Pursuant to a Stock Acquisition Agreement dated as of December 18, 1997, Advanced Oxygen Technologies, Inc. (“AOXY”) has issued 23,750,00 shares of its common stock, par value $.01 per share for $60,000 cash plus consulting services rendered valued at $177,500, to Crossland, Ltd., (“Crossland”), Eastern Star, Ltd., (“Eastern Star”), Coastal Oil, Ltd. (“Coastal”) and Crossland, Ltd. (Belize) (“CLB”). Crossland and Eastern Star, Ltd. are Bahamas corporations. Coastal Oil and CLB are Belize corporations.

PURCHASE AGREEMENT, 12/18/97

Pursuant to a Purchase Agreement dated as of December 18, 1997, CLB, Triton-International, Ltd., (“Triton”), a Bahamas corporation, and Robert E. Wolfe purchased an aggregate of 800,000 shares of AOXY’s common stock from Edelson Technology Partners II, L.P. (“ETPII”) for $10,000 cash. AOXY issued 450,000 shares of its capital stock to ETPII in exchange for consulting services to be rendered. The general partner of ETPII is Harry Edelson, Chairman of the Board and Chief Executive Officer of AOXY prior to the transactions resulting in the change of control (the “Transactions”). Prior to the Transactions Mr. Edelson directly or indirectly owned approximately 25% of the issued and outstanding common stock of AOXY, and following the completion of Mr. Edelson’s consultancy he will own approximately 1.5%.

ACQUISITION OR DISPOSITION OF ASSETS, 03/09/98.

On March 9, 1998, pursuant to an Agreement for Purchase and Sale of Specified Business Assets, a Promissory Note, and a Security Agreement all dated March 9, 1998, Advanced Oxygen Technologies, Inc. (the “Company”) purchased certain tangible and intangible assets (the “Assets”) including goodwill and rights under certain contracts, from Integrated Marketing Agency, Inc., a California Corporation (“IMA”). The assets purchased from IMA consisted primarily of furniture, fixtures, equipment, computers, servers, software and databases previously used by IMA in its full service telemarketing business. The purchase price was $2,000,000.

PURCHASE AGREEMENT OF 1/29/99

On January 29, 1999, pursuant to the Purchase Agreement of 1/28/99, Advanced Oxygen Technologies, Inc. (“AOXY”) purchased 1,670,000 shares of convertible preferred stock of Advanced Oxygen Technologies, Inc. (“STOCK”) and a $550,000 promissory note issued by Advanced Oxygen Technologies, Inc. (“Note”) from Integrated Marketing Agency, Inc. (“IMA”). The terms of the Purchase Agreement were: AOXY paid $15,000 to IMA, assumed a Citicorp Computer Equipment Lease, #010-0031648-001 from IMA, delivered to IMA certain tangible business property (as listed in Exhibit A of the Purchase Agreement), executed a one year $5,000 promissory note with IMA, and delivered to IMA a Request For Dismissal of case #PS003684 (restraining order) filed in Los Angeles county superior court. IMA sold, transferred, and delivered to AOXY the Stock and the Note. IMA sold, transferred, assigned and delivered the Note and the Stock to AOXY, executed documents with Citicorp Leasing, Inc. to effectuate an express assumption by AOXY of the obligation under lease #010-0031648-001 in the amount of $44,811.26, executed a UCC2 filing releasing UCC-1 filing #9807560696 filed by IMA on March 13, 1998, and delivered such documents as required. In addition, both IMA and AOXY provided mutual liability releases for the other.

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

MOBILIGROUP ApS MERGER AGREEMENT OF 04/ 23/2005

Pursuant to a merger agreement attached hereto as exhibit I, (“Merger Agreement”), on April 23, 2005 Mobile Group Inc., (“Mobile “a formerly wholly owned subsidiary of Advanced Oxygen Technologies, Inc. acquired 100% of the issued and outstanding stock of Mobiligroup, ApS in exchange for 800 shares of Mobile representing 80% of the issued and outstanding shares of Mobile.

SALE OF IP SERVICE: STOCK ACQUISITION AGREEMENT OF 04/27/2005

Pursuant to a stock acquisition agreement, on April 27, 2005 Advanced Oxygen Technologies, Inc. sold 100.00% of the stock of IP Service ApS to Securas, Ltd. 7 Stewards Court, Carlisle Close, Kingston Upon Thames, Surrey KT2 7AU, United Kingdom (“SecurAs”).

PURCHASE OF ANTON NIELSEN VOJENS, ApS: STOCK ACQUISITION AGREEMENT OF FEBRUARY 3, 2006

Pursuant to a stock acquisition agreement on February 3, 2006 Advanced Oxygen Technologies, Inc. (“AOXY”) purchased 100.00% of the stock of Anton Nielsen Vojens ApS, a Danish company from Borkwood Development Ltd. (a current shareholder of AOXY) for Six Hundred and Fifty Thousand US Dollars. The transaction was financed as follows:

1) AOXY executed a promissory note (“Note”) for $650,000, payable to the sellers of ANV (“Sellers”) payable and amortized monthly and carrying an interest at 5% per year. AOXY has the right to prepay the note at any time with a notice of 14 days. To secure the payment of principal and interest the Sellers will receive a perfect lien and security interest in the Shares in the company ANV until the note with accrued interest is paid in full and,

2) In the case that the Note has not been repaid within 12 months from the day of closing the Sellers have the right to convert the debt to common stock of Advanced Oxygen Technologies, Inc. in an amount of non diluted shares calculated on the conversion Date, equal to the lesser of : a) Six hundred and Fifty thousand (650,000) or the Purchase Price minus the principal payments made by the buyer, whichever is greater, divided by the previous ten day closing price of AOXY as quoted on the national exchange, or b) Fifteen million shares, whichever is lesser. The Sellers must demand such conversion with a notice of 1 month.

SUBDIVISION AND SALE OF REAL ESTATE OF MARCH 3, 2006

Pursuant to an acquisition agreement attached hereto as exhibit I (Danish original) and Exhibit II (English Translation) (“Acquisition Agreement”), on March 3, 2006 Anton Nielsen Vojens ApS , a wholly owned subsidiary of Advanced Oxygen Technologies, Inc. (“AOXY”) entered into an agreement to sub divide and sell a 3,300 M2 portion of its Vojens City property (‘Property”) for Two Million Three hundred Thousand Danish Krone (2.300.000 DKK) to Ejendomsselskabet Ostergade 67 ApS, a Danish company (“EO”). Under the terms of the Acquisition Agreement: EO purchased the Property in an as is condition, and was responsible for all costs of the transaction including but not limited to: sub division costs, legal, financial, 1/2 the filing costs, deed transfer costs (ANV was responsible for the survey costs and 1/2 the filing costs).

INCORPORATION OF SHARX INC AND SHARX DK ApS OF APRIL 2020

In April 2020, the Company formed and incorporated Sharx Inc. in Wyoming. In April 2020, Sharx Inc. incorporated Sharx DK ApS in Denmark. Operations of Sharx DK ApS began in June 2020. On June 30, 2020, Advanced Oxygen Technologies, Inc. (collectively with its subsidiaries, the “Company”), through its indirect wholly owned subsidiary, Sharx DK ApS, a Danish corporation, entered into the Distribution Agreement with Cleaver ApS, a Danish corporation, whereby Cleaver has appointed the Company as Cleaver’s nonexclusive distributor of its products in Europe, South America and North America. Cleaver is a manufacturer of a line of products for the logistics and cargo industry.

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

Sharx distributes and sells cargo security straps and tie downs pursuant to the Distribution Agreement with the manufacturer Cleaver ApS.

The Company continues its efforts to raise capital to support operations and growth, and is actively searching acquisitions or mergers with another company that would complement the Company and increase its earnings potential.

COMPETITION:

The Company’s subsidiary ANV revenues are currently derived from its lease revenues of its commercial real estate holding. With the global changes in the economies during the year ended June 30, 2021, the Company’s direct competition would be other vacant commercial real estate entities. The Company believes that there are no identifiable direct competitors.

The Company’s subsidiary Sharx revenues are currently derived from its sales of cargo security straps and tie downs. The load restraint equipment market in the United States and Europe is dominated by large companies such as Dottie Down, USA Ratchet, LLC, Ratchet Straps, USA, Kinedyne, LLC, The Rachet Depot, Inc., The Forankra Group, and GTF Factors, Ltd, each of which have far greater capital and operational resources than us. Our products will directly compete in the load restraint markets dominated by these major competitors. In this market, competitive factors include price, product offerings, value-added service programs, service and delivery, credit terms, and customer support.

CUSTOMERS:

The Company’s subsidiary ANV currently has one customer, Circle K Denmark A/S, formerly StatOil AS., Copenhagen Denmark.

The Company’s subsidiary Sharx had one retail customer for the year ending June 30, 2020 and zero for the year ending June 30, 2021. Sharx has had no sales of product due to the manufacturer’s inability to produce and delivery product to Sharx due to COVID.

EMPLOYEES:

As of June 30, 2021 the Company had a total of 2 employees.

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

WE ARE SUBJECT TO RISKS ASSOCIATED WITH FOREIGN CURRENCY

ANV and Sharx DK ApS are Danish companies with operations only in Denmark. During the year ended June 30, 2021 and 2020, foreign revenues accounted for 100% of our total revenue. As a result, we are subject to risks associated with generating revenue in multiple countries, including:

●	increased time, effort and attention of our management to manage our foreign operations;

●	balance sheet fluctuations.

●	currency devaluations and fluctuations in currency exchange rates, including impacts of transactions in various currencies and translation of various currencies into dollars for U.S. reporting and financial covenant compliance purposes;

●	language barriers and other difficulties in staffing and managing foreign operations;

●	longer customer payment cycles and greater difficulties in collecting accounts receivable;

●	uncertainties of laws and enforcement relating to the protection of property;

●	imposition of or increases in currency exchange controls, including imposition of or increases in limitations on conversion of various currencies into U.S. dollars;

●	imposition of or increases in revenue, income or earnings taxes and withholding and other taxes;

●	imposition of or increases in investment or trade restrictions and other restrictions or requirements by non-U.S. Governments;

●	inability to definitively determine or satisfy legal requirements, inability to effectively enforce contract or legal rights and inability to obtain complete financial or other information under local legal, judicial, regulatory, disclosure and other systems; and

●	nationalization and other risks, which could result from a change in government or other political, social or economic instability.

WE ARE SUBJECT TO RISKS ASSOCIATED WITH OPERATIONS THAT HAVE A CONCENTRATION OF CUSTOMERS

ANV has only one customer. There is no guarantee that this customer will remain solvent, and or continue with the Company in the same manner as it is now. As such, if ANV were to lose this customer, 100% of ANV’s revenues would be lost representing a 100 percent decrease in the Company’s revenues.

Sharx DK ApS (“Sharx”) had one retail customer for the year ending June 30, 2020 and zero for the year ending June 30, 2021. There is no guarantee that this customer will remain solvent, and or continue with the Company in the same manner as it is now. As such, if the Sharx were to lose this customer, 100% of its revenues would be lost representing a 14 percent decrease in the Company’s revenues.

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

WE PLAN TO GROW OUR BUSINESS THROUGH ACQUISITIONS AND JOINT VENTURES, WHICH WILL RESULT IN OUR INCURRING SIGNIFICANT COSTS

The acquisition of new businesses is costly, such new businesses may not enhance our financial condition, and we may face difficulties and be unsuccessful in integrating new businesses. The resources expended in identifying, negotiating and structuring acquisitions and joint ventures may be significant and may not result in any transactions. Any future acquisitions will be subject to a number of challenges in integrating new operations into our existing operations, including but not limited to:

●	diversion of management time and resources;

●	difficulty of assimilating the operations and personnel of the acquired companies;

●	potential disruption of our ongoing business;

●	difficulties in maintaining uniform standards, controls, procedures and policies;

●	impairment of relationships with employees and customers as a result of any integration of new management personnel; and

●	potential unknown liabilities associated with acquired businesses

Risks Specific to Our Industry

WE ARE SUBJECT TO RISKS ASSOCIATED WITH GLOBAL DECLINE IN REAL ESTATE

ANV, has only one commercial real estate property. There is no guarantee that the demand for rental of this property will continue and potentially this would affect the Company’s performance.

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

WE ARE SUBJECT TO RISKS ASSOCIATED WITH SUPPLY OF PRODUCT

Sharx’s supply of products is derived from only one vendor and there can be no assurance that the vendor would continue to, or have the ability to, continue supply of product. Should the vendor discontinue supplying product, Sharx would lose 100% of its supply of product.

WE ARE SUBJECT TO RISKS ASSOCIATED WITH DELIVERY OF PRODUCT

Sharx’s delivery of its products to its customers is via drop shipping from the manufacturer or third party to the customer. There can be no assurance that the manufacturer would continue to, or have the ability to, continue drop shipping Sharx’s products. Should the manufacturer discontinue drop shipping, there is no assurance that Sharx could obtain alternate delivery solutions and that alternate shipping solutions would be cost effective for the sales of Sharx’s products.

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

Other Risk and Uncertainties:

In connection with the COVID-19 pandemic, governments have implemented significant measures, including closures, quarantines, travel restrictions and other social distancing directives, intended to control the spread of the virus. Companies have also taken precautions, such as requiring employees to work remotely, imposing travel restrictions and temporarily closing businesses. To the extent that these restrictions remain in place, additional prevention and mitigation measures are implemented in the future, or there is uncertainty about the effectiveness of these or any other measures to contain or treat COVID-19, there is likely to be an adverse impact on global economic conditions and consumer confidence and spending, which could materially and adversely affect the Company’s research and development, as well as operational activities. At this time, the Company is working to manage and mitigate potential disruptions to its future manufacturing and supply chain considerations. The Company has not experienced hindrance to its operations or material negative financial impacts as compared to prior periods. At this time, the extent to which the COVID-19 pandemic impacts the Company’s business will depend on future developments, which are highly uncertain and cannot be predicted.

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

ITEM 3. LEGAL PROCEEDINGS

During the period ending June 30, 2021, the pending or threatened legal actions as follows:

None

ITEM 4: MINE SAFETY DISCLOSURES.

Not applicable.

 PART II

ITEM 5. MARKET OF COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

HOLDERS

At June 30, 2021 the company had 1,557 shareholders of record. At June 30, 2021, the closing bid price of the Company’s Common Stock as reported by the National Quotation Bureau, Inc., was $0.49.

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

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion of our plan of operation, financial condition and results of operations should be read in conjunction with the Company’s condensed consolidated financial statements, and notes thereto, included elsewhere herein. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors including, but not limited to, those discussed in this Annual Report.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The SEC defines critical accounting policies as those that are, in management’s view, most important to the portrayal of our financial condition and results of operations and those that require significant judgments and estimates.

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

Rental Revenue

Rental revenue is derived from the Commercial Property lease in which quarterly payments are received pursuant to the property lease which is in effect until 2026. We recognize revenue when we have satisfied a performance obligation by transferring control over a product or delivering a service to a client. We measure revenue based upon the consideration set forth in an arrangement or contract with a client. We recognize revenue from these services when the services are completed. If we are paid in advance for these services, we record such payment as a contract liability until we complete the services. As of June 30, 2021, the Company recorded $3,340 of contract liabilities in connection to rental revenues.

The Company leases land to a customer. We, as a lessor, retain substantially all of the risks and benefits of ownership of the investment properties and account for our leases as operating leases. We accrue fixed lease income on a straight-line basis over the terms of the leases when we believe substantially all lease income, including the related straight-line rent receivable, is probable of collection. For our leases, we receive a fixed payment from the customer which is recognized as lease income on a straight-line basis over the term of the lease beginning with the adoption of ASC 842.

In April 2020, the FASB staff released guidance focused on treatment of concessions related to the effects of COVID-19 on the application of lease modification guidance in Accounting Standards Codification (ASC) 842, “Leases.” The guidance provides a practical expedient to forgo the associated reassessments required by ASC 842 when changes to a lease result in similar or lower future consideration. We have elected to generally account for rent abatements as negative variable lease consideration in the period granted, or in the period we determine we expect to grant an abatement. Further abatements granted in the future will reduce lease income in the period we grant, or determine we expect to grant, an abatement. We have not agreed to any deferral or abatement arrangements with any of our customers.

The Company has elected to exclude short-term leases from the recognition requirements of ASC 842. A lease is short-term if, at the commencement date, it has a term of less than or equal to one year. Lease expense related to short-term leases is recognized on a straight-line basis over the lease term.

Commission revenue

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

The wholly owned subsidiary Sharx DK ApS uses the US Dollar as its reporting currency as well as its functional currency and from time to time has transactions in foreign currencies. The change in exchange rates between the U.S. Dollar, the Company’s reporting and functional currency and the foreign currency, the currency in which a transaction is denominated increases or decreases the expected amount of reporting currency cash flows upon settlement of the transaction. That increase or decrease in expected reporting currency cash flows is a foreign currency transaction gain or loss that generally is included in determining net income (loss) for the period in which the exchange rate changes.

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

Earnings per Share:

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of June 30, 2021 and June 30, 2020 there were 10,000 and 10,000, potential dilutive shares that need to be considered as common share equivalents and because of the net income for June 30, 2021, the effect of these potential common shares is dilutive. For the twelve months ended June 30, 2020 these shares are anti-dilutive.

Cash and Cash Equivalents:

For purposes of the statement of cash flows, the Company considers all highly-liquid investments purchased with original maturities of three months or less to be cash equivalents.

The Company maintains its cash in bank deposit accounts which, at June 30, 2021did not exceed federally insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on such amounts.

Stock-Based Compensation:

The Company records stock-based compensation in accordance with ASC 718, Compensation. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the grant date fair value of the equity instruments issued and are recognized over the employees required service period, which is generally the vesting period.

Concentrations of Credit Risk:

Financial instruments that potentially subject the Company to major credit risk consist principally of a single subsidiary of Anton Nielsen Vojens ApS. ANV’s rent revenues are derived from one customer. The Company’s commission revenues are subject to concentration risk as the commission revenues are derived from one product.

New Accounting Pronouncements already adopted:

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurements. This ASU includes additional disclosures requirements for recurring Level 3 fair value measurements including disclosure of changes in unrealized gains and losses for the period included in other comprehensive income, disclosure of the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and narrative description of measurement uncertainty related to Level 3 measurements. ASU 2018-13 was effective for the Company for its fiscal year beginning July 1, 2020. The Company adopted this guidance for its fiscal year beginning July 1, 2020. It’s adoption of the guidance did not have a material impact on the Company’s financial statements.

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

RESULTS OF OPERATIONS 2021 COMPARED TO 2020

REVENUES. Revenues from operations were $41,421 in 2021 compared to $43,154 in 2020. The decrease was attributable to no sales of cargo security products from the Company’s subsidiary Sharx in 2021. The following table summarizes the Company’s revenue allocations:

Year ending June 30,	2021	2020
Subsidiary ANV Lease Revenues	$41,421	$37,280
Subsidiary Sharx commissions from the sales of cargo security products	—	5,874
Total	$41,421	$43,154

SALARY AND WAGES EXPENSES. Salary and wages expenses were $0 in 2021 compared to $113,000 in 2020. The decrease was due to a one-time stock grant to an officer of the Company in 2020 and none in 2021.

GENERAL AND ADMINISTRATIVE EXPENSES. G&A expenses were $8,646 in 2021 compared to $6,562 in 2020. The expenses are attributable to the Company’s SEC compliance and accounting costs.

PROFESSIONAL EXPENSES. The professional expenses were $16,100 in 2021 compared to $15,600 in 2020. The expenses were attributable to the ordinary audit of $14,000 and $2,100 attributable to transfer agent fees for 2021, and 2020.

NET INCOME (LOSS). Net loss attributed to common stockholders was $5,746 or $0.00 per share for 2021 as compared to $(103,101) or $(0.034) per share for 2021 and the 2020 result was less and mainly attributable to the disbursement of stock-based compensation.

LIQUIDITY AND CAPITAL RESOURCES. As of June 30, 2021 the Company had $49,979 of cash and cash equivalents and working capital deficit of $145,907 compared to June 30, 2020 the Company had $43,603 of cash and cash equivalents and working capital deficit of $258,857. The change in cash is primarily due to the ANV’S payment of debt and normal operations. The increase in the working capital is primarily related to the operations of the Subsidiary.

Net cash provided by operating activities for 2021 and 2020 was $37,714 and $36,334 respectively. The increase was primarily due to the expenses paid on behalf of a related party and taxes.

Net cash (used for) investing activities for 2021 and 2020 was $0 and $(125) respectively. Net cash provided from or used for investing activities was related to the Company’s incorporation of Sharx Inc. and Sharx DK ApS.

 Net cash (used for) financing activities for 2021 and 2020 was $30,837 and $35,383 respectively. Net cash used for financing activities for both periods is related to the company’s directors, and the repayment of debt.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE MARKET DISCLOSURES ABOUT RISK

Not required.

ITEM 8. AUDITED CONSOLIDATED FINANCIAL STATEMENTS

See the consolidated financial statements on Exhibit F for the period ending June 30, 2021 and June 30, 2020.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURE

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded as of June 30, 2021 that our disclosure controls and procedures were not effective at ensuring that the material information required to be disclosed in the Exchange Act reports is recorded, processed, summarized and reported as required in applicable SEC rules and the Company’s filed 10-K.

Changes in Internal Control over Financial Reporting

During the twelve month period ended June 30, 2021, there were no changes in our internal control over financial reporting identified in connection with managements evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of June 30, 2021.

During the twelve month period ended June 30, 2021, there were no changes in our internal control over financial reporting identified in connection with managements evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

During the twelve month period ended June 30, 2021, there were no changes in our internal control over financial reporting identified in connection with managements evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

ITEM 9B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Set forth below is information regarding the Company’s directors and executive officers, including information furnished by them as to their principal occupations for the last five years, other directorships held by them and their ages as of June 30, 2021. All directors are elected for one-year terms, which expire as of the date of the Company’s annual meeting.

Name	Age	Position	Director Since:
Robert E. Wolfe	58	Chairman of the Board, CEO, and CFO	1997
Lawrence Donofrio	70	Director	2003

Robert Wolfe has been the Chairman and CEO for Advanced Oxygen Technologies Inc. since 1997. Concurrently he has been the President and CEO of Crossfield, Inc. a corporate consulting company. Enochian Biosciences, Inc. (“ENOB”), a company that engages in the research and development, manufacturing and clinical trials of pharmaceutical and biological products for the human treatment of cancer using the dendritic cell technology appointed Robert Wolfe as the CFO from July 11, 2017 to January 9, 2019 and as the CFO and Director from January 1, 2014 to April 28, 2015. From 1992-1993 he was Vice President and partner for CFI, NY Ltd. A Subsidiary of Corporate Financial Investments, PLC, London.

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

Audit Committee Financial Expert

As of June 30, 2021, we do not have an audit committee financial expert, as that term is defined in Item 407(d)(5) of Regulation S-B, because at this time our current level of operations and the cost of retaining such a financial expert are prohibitive. The Board of Directors as a whole fulfilled the duties normally assigned to an audit committee.

Code of Ethics

As of June 30, 2021, we have a code of ethics that applies to our Principal Executive Officer and Principal Financial and Accounting Officer(s) and to all of our staff. While we are a small company we believe that our code of ethics directs the Company to practice its business in an ethical way.

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

ITEM 11. EXECUTIVE COMPENSATION

Robert Wolfe, Chairman and CEO waived his $500,000 annual salary for the year ending June 30, 2021. No other officer or director received any compensation from the Company during the last fiscal year. The Company paid no bonuses in the last three fiscal years ended June 30, 2021 to officers or other employees.

The following table sets forth the total compensation paid or accrued to its Chief Executive Officer and Chief Financial Officer, Robert E. Wolfe during the fiscal year ending June 30, 2021. There were no other corporate officers in any of the last three fiscal years.

EXECUTIVE COMPENSATION

Name	Year	Salary	Bonus	Compensation	Awards	Awards	Other

Robert E. Wolfe(1)	2021	—	—	—	—	—	—
	2020			113,000
	2019	—	—	—	—	—	—

(1)	On September 23, 2019 the Company entered into a Stock Grant and Investment Agreement with Robert Wolfe, its CEO and a Director (“Wolfe”) whereby the Company has granted 1,000,000 shares (the “Shares”) of common stock of the Company to Wolfe for services rendered by Wolfe to the Company and which Shares are deemed irrevocably and fully earned and vested as of the date thereof. The Shares have been issued in reliance upon the exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

EMPLOYMENT AGREEMENTS

We do not currently have any oral or written employment contracts, severance or change-in-control agreements with any of our executive officers.

OPTION GRANTS DURING 2021; VALUE OF OPTIONS AT YEAR-END

The following tables set forth certain information covering the grant of options to the Company’s Chief Executive Officer and Chief Financial Officer, Robert E. Wolfe during the fiscal year ended June 30, 2021 and unexercised options held as of that date. Mr. Wolfe did not exercise any options during fiscal 2021.

Name	# of Securities	% Total Options	Option Price	Exercise Price	Expiration Date

Robert E. Wolfe	—	—	—	—	—

Compensation Committee Report

The Compensation Committee of the Board of Directors was responsible for reviewing and approving the Company’s compensation policies and the compensation paid to executive officers. Mr. Wolfe and Mr. Donofrio, who comprise the Compensation Committee are employee and non-employee directors respectively.

Compensation Philosophy

The general philosophy of the Company’s compensation program, which has been reviewed and endorsed by the Committee, was to provide overall competitive compensation based on each executive’s individual performance and the Company’s overall performance.

There are two basic components in the Company’s executive compensation program: (i) base salary and (ii) stock option awards.

Base Salary

Executive Officers’ salaries are targeted at the median range for rates paid by competitors in comparably sized companies. The Company recognizes the need to attract and retain highly skilled and motivated executives through a competitive base salary program, while at the same time considering the overall performance of the Company and returns to stockholders.

Stock Option Awards

With respect to executive officers, stock options are generally granted on an annual basis, usually at the commencement of the new fiscal year. Generally, stock options vest ratably over a four-year period and the executive must be employed by the Company in order to vest the options. The Compensation Committee believes that the stock option grants provide an incentive that focuses the executives’ attention on managing the Company from the perspective of an owner with an equity stake in the business. The option grants are issued at no less than 85% of the market price of the stock at the date of grant, hence there is incentive on the executive’s part to enhance the value of the stock through the overall performance of the Company.

Compensation Pursuant to Plans

The Company has three plans (the “Plans”) under which its directors, executive officers and employees may receive compensation. The principal features of the 1981 Long-Term Incentive Plan (the “1981 Plan”), the 1988 Stock Option Plan (the “1988 Plan”), and the Non-Employee Director Plan (the “Director Plan”) are described below. During the fiscal year ended June 30, 1994, the Company terminated its tax qualified cash or deferred profit-sharing plan (the “401(k) Plan”). During fiscal 2021, no executive officer received compensation pursuant to any of the Plans.

The 1981 and 1988 Plans

The purpose of the 1981 Plan and 1988 Plan (the “Option Plans”) is to provide an incentive to eligible directors, consultants and employees whose present and potential contributions to the Company are or will be important to the success of the Company by affording them an opportunity to acquire a proprietary interest in the Company and to enable the Company to enlist and retain in its employ the best available talent for the successful conduct of its business.

The 1981 Plan

The 1981 Plan was adopted by the Board of Directors in May 1981 and approved by the Company’s stockholders in March 1982. A total of 500,000 shares have been authorized for issuance under the 1981 Plan. With the adoption of the 1988 Plan, no additional awards may be made under the 1981 Plan. As a result, the shares remaining under the 1981 Plan are now available solely under the 1988 Plan. Prior to its termination, the 1981 Plan provided for the grant of the following five types of awards to employees (including officers and directors) of the Company and any subsidiaries: (a) incentive stock rights, (b) incentive stock options, (c) non-statutory stock options, (d) stock appreciation rights, and (e) restricted stock. The 1981 Plan is administered by the Compensation Committee of the Board of Directors.

The 1988 Plan

The 1988 Plan provides for the grant of options to purchase Common Stock to employees (including officers) and consultants of the Company and any parent or subsidiary corporation. The aggregate number of shares which remained available for issuance under the 1981 plan as of the effective date of the 1988 Plan plus an additional 500,000 shares of Common Stock.

Options granted under the 1988 Plan may either be immediately exercisable for the full number of shares purchasable thereunder or may become exercisable in cumulative increments over a period of months or years as determined by the Compensation Committee. The exercise price of options granted under the 1988 Plan may not be less than 85% of the fair market value of the Common Stock on the date of the grant and the maximum period during which any option may be paid in cash, in shares if the Company’s Common Stock or through a broker-dealer same-day sale program involving a cash-less exercise of the option. One or more optionees may also be allowed to finance their option exercises through Company loans, subject to the approval of the Compensation Committee.

Issuable Shares

As of September 20, 1995, approximately 374,000 shares of Common Stock had been issued upon the exercise of options granted under the Option Plans, no shares of Common Stock were subject to outstanding options under the Options Plans and 626,000 shares of Common Stock were available for issuance under future option grants. From July 1, 1991 to September 20, 1995, options were granted at exercise prices ranging from $1.22 to $8.15 per share. The exercise price of each option was equal to 85% of the closing bid price of Company’s Common Stock as reported on the NASDAQ Over the Counter Bulletin Board Exchange. Due to employee terminations, all options became void in August 1995. As of September 30, 2001, 1,000,000 shares of Common Stock were available for issuance under future option grants and were still available at June 30, 2021.

Board of Directors Compensation

As of June 30, 2021 the directors did not receive any compensation for serving as members of the Board.

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

During the fiscal year ended June 30, 2021, no options were granted to non-employee Board members.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of June 30, 2021, by (i) all those known by the Company to be beneficial owners of more than 5% of its Common Stock; (ii) all directors; and (iii) all officers and directors of the Company as a group.

Name and Address of Beneficial Owner	No. Shares fully diluted	Percent ownership
Robert E. Wolfe, Randolph, VT, Chairman, CEO, CFO	1,004,500	30.41%
Hennistone Projects Ltd.2 Eastglade Northwood Middlessex, HA6 3LD UK	588,000	17.80%
Crossland Ltd. Belize, 60 Market Square, PO Box 364, Belize City, Belize, Central America	315,625	9.56%
Crossland, ltd. 104B Saffrey Square, Nassau, Bahamas	296,876	8.99
Lawrence Donofrio, San Diego, CA, Director	—	0.00
5% Shareholders Total:	2,340,600	70.86%

Officers and Directors		%
Robert E. Wolfe, Randolph, VT, Chairman, CEO, CFO	1,004,500	30.41%
Lawrence Donofrio, San Diego, CA, Director	—	0.00%
Directors and Officers Total:	1,004,500	30.41%

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The Company’s transactions with its officers, directors and affiliates have been and such future transactions will be, on terms no less favorable to the Company than could have been realized by the Company in arms-length transactions with non-affiliated persons and will be approved by a majority of the independent disinterested directors.

On February 3, 2006 the Company purchased 100.00% of the stock of Anton Nielsen Vojens ApS, a Danish company from Borkwood Development Ltd., a prior shareholder of AOXY. At the time of the transaction, a director of Borkwood Development, Ltd., Aage Madsen was also a director of Anton Nielsen Vojens ApS. As of May 25, 2007, Mr. Madsen is not a director, owner, beneficiary or affiliate of the Company or its wholly owned subsidiary Anton Nielsen Vojens, ApS.

Director Independence

During the year ended June 30, 2021, Robert Wolfe and Lawrence Donofrio served as our directors and only Mr. Donofrio is an independent director as he has no ownership, employment, or business interaction with the Company. We are currently traded on the Over-the-Counter Bulletin Board system and specifically the OTCQB. The OTCQB does not require that a majority of the Board be independent.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s auditors for the periods ending June 30, 2021 and June 30, 2020 were Sadler, Gibb & Associates, LLC, 22455 East Parleys Way, Suite 320, Salt Lake City, UT 84109, tel.) (801)783-2950. The Company’s wholly owned subsidiary’s local Danish accountant is IN-REVISION STATSAUTORISEREDE REVISORER A/S, Gersonsvej 7, 2900 Hellerup. The local auditors, IN-REVISION have performed work for ANV and Sharx that included tax work and Danish Standards auditing work on their yearly balance sheet and the profit/loss statement for the Danish Tax Authority and the Danish Ministry of Commerce. We have paid or expect to pay the following fees to Sadler, Gibb & Associates, LLC and In-Revision Statautoriserede Revisorer for work performed for the fiscal years ending June 30, 2021, and June 30, 2020, attributable to the audits of consolidated financial statements:

Year ending June 30,	2021	2020
Audit-Related Fees	$14,500	$14,000
Tax and consulting Fees	$—	$—
Other fees	$—	$—

The aggregate fees billed include amounts for interim reviews and the audit of the consolidated financial statements for 2021.

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

The board has reviewed the fees paid to Sadler, Gibb & Associates, LLC and In-Revision. The board has also adopted policies and procedures to approve audit and non-audit services provided in the fiscal year 2021 by Sadler, Gibb & Associates, LLC and In-Revision. These policies and procedures involve annual pre-approval by the board of the types of services to be provided by our independent auditor and fee limits for each type of service on both a per-engagement and aggregate level. The board may additionally ratify certain de minimis services provided by the independent auditor without prior board approval, as permitted by the Sarbanes-Oxley Act and rules of the SEC promulgated thereunder.

PART IV

ITEM 15: EXHIBITS AND REPORTS ON FORMS 8K,

Reports filed on Form 8-K for the year ending June 30, 2021:

During the twelve- month period ending June 30, 2021, the Company filed one report on Form 8-K.

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

Date: September 23, 2021

By (Signature and Title):

/s/ Robert E. Wolfe
Robert E. Wolfe, CEO & Chairman of the Board

Date: September 23, 2021

By (Signature and title):

/s/ Lawrence Donofrio
Lawrence Donofrio, Director

EXHIBIT F

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Advanced Oxygen Technologies, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Advanced Oxygen Technologies, Inc. (“the Company”) as of June 30, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the years in the two-year period ended June 30, 2021 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Salt Lake City, UT

September 23, 2021

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	As of June 30,
	2021	2020
ASSETS
CURRENT ASSETS
Cash	$49,979	$43,603
Property tax receivable	1,274	1,202
Total Current Assets	51,253	44,805

Property and equipment	646,078	609,250

TOTAL ASSETS	$697,331	$654,055

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$682	$—
Contract liabilities	3,340	3,150
Taxes payable	48,108	36,030
Current portion of notes payable	19,250	144,211
Advances from a related party	125,780	120,271
Total Current Liabilities	197,160	303,662

Long Term Liabilities
Notes payable, net of current portion	154,232	44,416
Total Long-Term Liabilities	154,232	44,416

Total Liabilities	351,392	348,078

STOCKHOLDERS’ EQUITY-
Convertible preferred stock, Series 2, par value $0.01; authorized 10,000,000 shares; issued and outstanding 5,000 At June 30, 2021 and June 30, 2020	50	50

Convertible preferred stock, Series 3, par value $0.01; 1,670,000 authorized, zero shares issued and outstanding	—	—

Convertible preferred stock, Series 5; no par value, 1 share authorized and zero shares issued and outstanding, respectively	—	—

Common stock, par value $0.01; At June 30, 2021 and June 30, 2020, authorized 60,000,000 shares; issued and outstanding 3,292,945 and 3,292,945 shares, respectively	32,929	32,929

Additional paid-in capital	21,057,116	21,057,116

Accumulated other comprehensive income	77,442	43,226

Accumulated deficit	(20,821,598)	(20,827,344)

TOTAL STOCKHOLDERS’ EQUITY	345,939	305,977
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$697,331	$654,055

See accompanying notes to consolidated financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Years ended June 30,
	2021	2020
Revenues
Rent Revenues	41,421	37,280
Commission Revenues	—	5,874
Total Revenues	$41,421	$43,154

Operating Expenses
General and Administrative	8,646	6,562
Professional fees	16,100	15,600
Salaries and Wages	—	113,000
Total Operating Expenses	24,746	135,162

Income (Loss) from operations	16,675	(92,008)
Other income (expenses)
Interest (Expense)	(2,684)	(3,290)
Income (Loss) before Income Taxes	13,991	(95,298)

Income Taxes Expense	8,245	7,805

NET INCOME(LOSS)	$5,746	$(103,103)

Weighted Average number of common shares outstanding
Basic	3,292,945	3,063,437
Diluted	3,302,945	3,063,437

Basic earnings per Share	$0.00	$(0.034)
Dilutive earnings per Share	$0.00	$(0.034)

OTHER COMPREHENSIVE INCOME (LOSS)
NET INCOME (LOSS)	5,746	(103,103)
Foreign Currency Translation Adjustments	$34,216	(4,722)
TOTAL COMPREHENSIVE INCOME (LOSS)	$39,962	$(107,825)

See accompanying notes to consolidated financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY For the Years Ended June 30, 2021 and 2020S

	Preferred Stock Convertible Series 2		Common Stock		Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balance at June 30, 2019	5,000	$50	2,292,945	$22,929	$20,953,991	$(20,724,241)	$48,198	$300,927
Stock-Based Compensation	—	—	1,000,000	10,000	103,000	—	—	113,000
Foreign Currency Translation Adjustment	—	—	—	—	—	—	(4,972)	(4,972)
Capital Investment in Subsidiary	—	—	—	—	125	—	—	125
Net Income	—	—	—	—		(103,103)	—	(103,103)
Balance at June 30, 2020	5,000	50	3,292,945	32,929	21,057,116	(20,827,344)	43,226	305,977

Stock-Based Compensation	—	—	—	—	—	—	—	—
Foreign Currency Translation Adjustment	—	—	—	—	—	—	34,216	34,216
Capital Investment in Subsidiary	—		—	—	—	—	—	—
Net Income						5,746		5,746
Balance at June 30, 2021	5,000	$50	3,292,945	$32,929	$21,057,116	$(20,821,598)	$77,442	$345,939

 See accompanying notes to consolidated financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2021	2020
Cash flows from operating activities:

Net income (loss)	$5,746	(103,103)
Adjustments to reconcile net income to net cash
Stock-based compensation	—	113,000
Expenses paid on behalf of the company by a related party	21,201	18,125
Changes in operating assets and liabilities

Accounts payable	682	(225)
Taxes payable	10,085	5,445
Contract liabilities	—	3,092
Net cash provided by operating activities	37,714	36,334

Cash flow from investing activities:
Capital investment in subsidiary	—	(125)
Net Cash provided by investing activities	—	(125)
Cash flow from financing activities:
Repayment of related party debt	(14,609)	(18,262)
Repayment of long-term debt	(18,895)	(17,121)
Net cash used in financing activities	(33,504)	(35,383)
Change due to FX Translation	(2,166)	(321)
NET CHANGE IN CASH	6,376	505

Cash at beginning of period	$43,603	$43,098
Cash at end of period	$49,979	$43,603
Non Cash Investing and Financing Activities
Cash paid for Interest	2,684	3,290
Cash paid for Income Taxes	2,413	—

See accompanying notes to the consolidated financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Lines of Business:

Advanced Oxygen Technologies, Inc. operations are derived from its wholly owned subsidiaries Anton Nielsen Vojens, ApS (“ANV”), Sharx Inc. and its wholly owned subsidiary Sharx DK ApS.

ANV is a Danish company that owns commercial real estate in Vojens, Denmark. ANV’s revenues are derived solely from the lease revenue from its real estate. Circle K Denmark A/S, formerly StatOil A/S, leases the facility from ANV. The lease expires in 2026.

Sharx Inc. is a Wyoming corporation incorporated in 2020 and operations are derived from its wholly owned subsidiary Sharx DK ApS.

Sharx DK ApS is a Danish company, incorporated in 2020. On June 30, 2020, Sharx DK ApS, entered into a Distribution Agreement (the “Distribution Agreement” Exhibit 10.1) with Cleaver ApS, a Danish corporation (“Cleaver”), whereby Cleaver has appointed the Company as Cleaver’s nonexclusive distributor of its products in Europe, South America and North America. Cleaver is a manufacturer of a line of products for the logistics and cargo industry.

Other Risk and Uncertainties:

In connection with the COVID-19 pandemic, governments have implemented significant measures, including closures, quarantines, travel restrictions and other social distancing directives, intended to control the spread of the virus. Companies have also taken precautions, such as requiring employees to work remotely, imposing travel restrictions and temporarily closing businesses. To the extent that these restrictions remain in place, additional prevention and mitigation measures are implemented in the future, or there is uncertainty about the effectiveness of these or any other measures to contain or treat COVID-19, there is likely to be an adverse impact on global economic conditions and consumer confidence and spending, which could materially and adversely affect the Company’s research and development, as well as operational activities. At this time, the Company is working to manage and mitigate potential disruptions to its future manufacturing and supply chain considerations. The Company has not experienced hindrance to its operations or material negative financial impacts as compared to prior periods. At this time, the extent to which the COVID-19 pandemic impacts the Company’s business will depend on future developments, which are highly uncertain and cannot be predicted.

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

Use of Estimates

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

Revenue Recognition:

Rental Revenue

Rental revenue is derived from the Commercial Property lease in which quarterly payments are received pursuant to the property lease which is in effect until 2026. We recognize revenue when we have satisfied a performance obligation by transferring control over a product or delivering a service to a client. We measure revenue based upon the consideration set forth in an arrangement or contract with a client. We recognize revenue from these services when the services are completed. If we are paid in advance for these services, we record such payment as a contract liability until we complete the services. As of June 30, 2021, the Company recorded $3,340 of contract liabilities in connection to rental revenues.

The Company leases land to a customer. We, as a lessor, retain substantially all of the risks and benefits of ownership of the investment properties and account for our leases as operating leases. We accrue fixed lease income on a straight-line basis over the terms of the leases when we believe substantially all lease income, including the related straight-line rent receivable, is probable of collection. For our leases, we receive a fixed payment from the customer which is recognized as lease income on a straight-line basis over the term of the lease beginning with the adoption of ASC 842.

In April 2020, the FASB staff released guidance focused on treatment of concessions related to the effects of COVID-19 on the application of lease modification guidance in Accounting Standards Codification (ASC) 842, “Leases.” The guidance provides a practical expedient to forgo the associated reassessments required by ASC 842 when changes to a lease result in similar or lower future consideration. We have elected to generally account for rent abatements as negative variable lease consideration in the period granted, or in the period we determine we expect to grant an abatement. Further abatements granted in the future will reduce lease income in the period we grant, or determine we expect to grant, an abatement. We have not agreed to any deferral or abatement arrangements with any of our customers.

The Company has elected to exclude short-term leases from the recognition requirements of ASC 842. A lease is short-term if, at the commencement date, it has a term of less than or equal to one year. Lease expense related to short-term leases is recognized on a straight-line basis over the lease term.

Commission revenue

For our commission revenue, we recognize revenue under the five steps in Topic 606, which are as follows: 1) identify the contract with the customer; 2) identify the performance obligations in the contract; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations; and 5) recognize revenue when (or as) performance obligations are satisfied.

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

The Company maintains its cash in bank deposit accounts which, at June 30, 2021did not exceed federally insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on such amounts.

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

The wholly owned subsidiary Sharx DK ApS uses the US Dollar as its reporting currency as well as its functional currency and from time to time has transactions in foreign currencies. The change in exchange rates between the U.S. Dollar, the Company’s reporting and functional currency and the foreign currency, the currency in which a transaction is denominated increases or decreases the expected amount of reporting currency cash flows upon settlement of the transaction. That increase or decrease in expected reporting currency cash flows is a foreign currency transaction gain or loss that generally is included in determining net income (loss) for the period in which the exchange rate changes.

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

Earnings per Share:

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of June 30, 2021 and June 30, 2020 there were 10,000 and 10,000, potential dilutive shares that need to be considered as common share equivalents and because of the net income for June 30, 2021, the effect of these potential common shares is dilutive. For the twelve months ended June 30, 2020 these shares are anti-dilutive.

Stock-Based Compensation:

The Company records stock-based compensation in accordance with ASC 718, Compensation. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the grant date fair value of the equity instruments issued and are recognized over the employees required service period, which is generally the vesting period.

Concentrations of Credit Risk:

Financial instruments that potentially subject the Company to major credit risk consist principally of a single subsidiary of Anton Nielsen Vojens ApS. ANV’s rent revenues are derived from one customer. The Company’s commission revenues are subject to concentration risk as the commission revenues are derived from one product.

New Accounting Pronouncements already adopted:

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurements. This ASU includes additional disclosures requirements for recurring Level 3 fair value measurements including disclosure of changes in unrealized gains and losses for the period included in other comprehensive income, disclosure of the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and narrative description of measurement uncertainty related to Level 3 measurements. ASU 2018-13 was effective for the Company for its fiscal year beginning July 1, 2020. The Company adopted this guidance for its fiscal year beginning July 1, 2020. It’s adoption of the guidance did not have a material impact on the Company’s financial statements.

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

NOTE 3 - REVENUE:

The Company’s subsidiary, Anton Nielsen Vojens, ApS has one customer who is a non-related party and leases property from the Company. Rent revenues related to the operating lease are recognized as incurred. The Company’s subsidiary Sharx DK ApS had one retail customer for the year ending June 30, 2020 and zero for the year ending June 30, 2021.The Company has determined that is an agent of the manufacturer and collects commission revenue at or before the delivery of product.

The Company disaggregates revenues by revenue type and geographic location. See the below tables:

	Year Ended June 30,
Revenue Type	2021	2020
Real Estate Renal	$41,421	$37,280
Commission Revenues	—	5,874
Total Sales by Revenue Type	$41,421	$43,154

The Company’s derives revenues from 100% of foreign revenues. For the period ending June 30, 2021 and June 30, 2020 the major geographic concentrations were as follows:

	Geographic Regions for the Twelve Months Ended June 30,
Revenue Type	2021	2020
International	$41,421	$43,154
Domestic	—	—
Total Sales by Geographic Location	$41,421	$43,152

NOTE 4 – PROPERTY & EQUIPMENT:

The Land owned by the Company’s wholly owned subsidiary constitutes the largest asset of the Company. During the period ending June 30, 2021 the Company recorded an increase in the carrying value of the Land of $36,828, due to the currency translation difference. The carrying value of the Land of the Company was as follows:

	Carrying Value of Land at June 30,
	2021	2020

US Dollars	$646,078	$609,250

NOTE 5 - RELATED PARTY TRANSACTIONS:

Crossfield, Inc., a company of which the CEO, Robert Wolfe is an officer and director, has made advances to the Company which are not collateralized, non-interest bearing, and payable upon demand. At June 30, 2021 and 2020, the Company had a balance of $125,780 and $120,271 respectively. During the twelve-month period ended June 30, 2021 and 2020 expenses paid on behalf of the Company were $21,202 and $18,125 respectively. The Company repaid $14,601 of the advancement during the year ending June 30, 2021.

NOTE 6 - NOTES PAYABLE:

During 2006, the Company issued a promissory note (“Note”) for $650,000, payable to the Borkwood Development Ltd, a previous shareholder of the Company (“Seller”), payable and amortized monthly and carrying an interest at 5% per year. The Company has the right to prepay the note at any time with a notice of 14 days. To secure the payment of principal and interest the Sellers will receive a perfect lien and security interest in the Shares in the company ANV until the note with accrued interest is paid in full, and, 2) In the case that the Note has not been repaid within 12 months from the day of closing the Sellers have the right to convert the debt to common stock of Advanced Oxygen Technologies, Inc. in an amount of non-diluted shares calculated on the conversion Date, equal to the lesser of : a) Six hundred and Fifty thousand (650,000) or the Purchase Price minus the principal payments made by the buyer, whichever is greater, divided by the previous ten day closing price of AOXY as quoted on the national exchange, or b) Fifteen million shares, whichever is lesser. The Note has been extended until July 1, 2022, prior to period end and interest waived through the period ending June 30, 2021. As of June 30, 2021, the unpaid balance was $127,029.

The Company has a note payable with a bank (“Note B”). The original amount of Note B was kr 1,132,000 Danish Krone (kr). Note B is secured by the subsidiary’s real estate, with a 2.00% interest rate and 2.5 years left on the term. The balance on the note as of June 30, 2021 was $46,453. During the period ended June 30, 2021, the Company paid $18,869, in principal payments and $2,681in interest.

The Company’s commitments and contingencies are $19,249 for 2022. See below table for the years 2022 through 2024 with total principal payments due on outstanding notes payable of $173,482. The amounts stated reflect the Company’s commitments in the currencies that those commitments were made and the amounts are an estimate of what the US dollar amount would be if the currency rates did not change.

Year	Amount
2022	$19,249
2023	146,666
2024	7,567
Total	$173,482
Less: Long-term portion of notes payable	(154,232)
Notes payable, current portion	$19,250

The amounts stated reflect the Company’s commitments in the currencies that those commitments were made and the amounts are an estimate of what the US dollar amount would be if the currency rates did not change going forward.

NOTE 7 - INCOME TAXES:

As of June 30, 2021, the Company had federal and state net operating loss carryforwards of approximately $20,708,596 of which approximately $29,000 may be utilized to offset future taxable income. Section 382 of the Internal Revenue Code imposes substantial restrictions on the utilization of net operating loss and tax credit carryforwards when a change in ownership occurs. No deferred tax debits have been recorded because it is considered unlikely that they will be realized. The loss carryforwards will expire during the fiscal years ended June 30 as follows:

Year	Amount
2021	$29,000
Total	$29,000

The overall effective tax rate differs from the federal statutory tax rate of 21% due to operating losses and other deferred assets not providing benefit for income tax purposes.

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the Company’s effective rate is as follows at June 30, 2021 and 2020:

	2021	2020
United States Statutory Income tax Rate	21%	21%
Increase (Decrease) in rate on income subject to Danish income tax rates	1%	1%
Decrease in rate resulting from Non-Deductible expenses	—	—

Income Tax Expense	22%	22%

The components of income tax expense (benefit) from continuing operations for the years ended June 30, 2021 and 2020 consisted of the following:

Current Tax Expense	2021	2020
Danish Income Tax Expense (Benefit)	$8,245	$7,805
Federal US Income Tax Expense (Benefit)
Current	—	—
Deferred	—	—
Total Income Tax Expense	$8,245	$7,805

Deferred income tax expense/(benefit) results primarily from the reversal of temporary timing differences between tax and financial statement income.

The Company had deferred tax income tax assets as of June 30, 2021 and 2020 as follows:

	2021	2020
Net operating loss carryforwards	$4,373,509	$4,349,913

Valuation allowance	(4,373,509)	(4,349,913)
Total net deferred tax assets	$—	$—

The Company has maintained a full valuation allowance against the total deferred tax assets for all period due to the uncertainty of future utilization.

NOTE 8 – STOCKHOLDERS’ EQUITY:

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

Preferred Stock:

Series 2 Convertible Preferred Stock:

The Company is authorized to issue 10,000,000 shares of $0.01 par value of series 2 convertible preferred stock. Each Series 2 preferred share also includes one warrant to purchase two common shares for $5.00. The warrants are exercisable over a three-year period. In the event of the liquidation of the Company, holders of Series 2 preferred stock would be entitled to receive $5.00 per share, plus any unpaid dividends declared on the Series 2 preferred stock from the funds remaining after the Company’s creditors, including directors, have been paid. There have been no dividends declared. There are 177,000 Series 2 Convertible Preferred shares designated. During November 1997, 172,000 shares of Series 2 preferred stock were converted into 344,000 shares of the Company’s common stock. As of June 30, 2021, and June 30, 2020 there are 5,000 shares issued, which are convertible into 2 common shares. There are no warrants outstanding that have been issued in connection with these preferred shares.

Series 3 Convertible Preferred Stock:

The Company has designated 1,670,000 shares of series 3 convertible preferred stock with a par value $0.01. Each share automatically converts on March 2, 2000 into either (a) one (1) share of the Company’s common stock if the average closing price of the common stock during the ten trading days immediately prior to March 1, 2000 is equal to or greater than sixty-six cents ($0.66) per share, or (b) one and one-half (1 1/2) shares of common stock if the average closing price of the common stock during the ten trading days immediately prior March 1, 2000 is less than sixty-six cents ($0.66) per share. There are zero shares issued and outstanding at June 30, 2021 and 2020.

Series 5 Convertible Preferred Stock:

The Company has designated 1 share of series 5 convertible preferred stock, no par value. There is 1 Series 5 Convertible Preferred shares designated. The shares are collectively convertible to common stock of the Company on March 5, 2004, in an amount equal to the greater of a.)290,000 shares divided by the tenz day closing price, prior to the date of acquisition of IPS, of the Company’s common stock as quoted on the national exchange and not to exceed twenty million shares, or b.) six million shares. There are zero shares issued and outstanding at June 30, 2021 and 2020.

NOTE 9 – SEGMENT AND GEOGRAPHIC INFORMATION

Segment Performance

We have three reporting segments:

●	The ANV lease segment which leases land in Denmark by long term leases.
●	The Sharx’s segment which generate commissions for the sale cargo security products.
●	The Corporate segment, Advanced Oxygen Technologies, Inc. which does not generate revenues, but has administrative expenses.

The following table summarizes financial information regarding each reportable segment’s results of operations for the periods presented:

	Year Ended June 30,
	2021	2020

Revenue by segment
Lease revenues	$41,421	$37,280
Commission revenues from security product sales	—	5,874
Corporate revenues	—	—
Total revenue	$41,421	$43,154

Segment profitability
Lease revenues	$29,232	$23,089
Commission revenues from security product sales	(1,603)	4,457
Corporate revenues	(21,883)	(130,649)
Total segment profitability	$5,746	$(103,103)

The following table presents net sales, based on the location in which the sale originated, and long-lived assets, representing property, plant and equipment, net of related depreciation, by geographic region. All of the assets are land that are held by the Company’s subsidiary, ANV.

Year Ending June 30:	2021	2020
Net Sales
United States	$—	$—
Denmark	41,421	43,154
Total	$41,421	$43,154

Long-Lived Assets
United States	$—	$—
Denmark	646,078	609,250
Total	$646,078	$609,250

Year Ended June 30, 2021
	ANV	Sharx	Corporate	Total

Net sales	$41,421	$—	$—	$41,421
Operating income (loss)	40,160	(1,601)	(21,884)	16,675
Interest expense	(2,684)	—	—	(2,684)
Depreciation and amortization	—	—	—	—
Total assets	$691,303	$5,878	$150	$697,331

Year Ended June 30, 2020
	ANV	Sharx	Corporate	Total

Net sales	$37,280	$5,874	$—	$43,154
Operating (loss) income	32,894	5,747	(130,649)	(92,008)
Interest expense	743	—	—	743
Depreciation and amortization	—	—	—	—
Total assets	$646,425	$7,480	$150	$654,055

NOTE 10 -SUBSEQUENT EVENTS:

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report.

