Form 10-Q
period 2021-09-30
ADVANCED OXYGEN TECHNOLOGIES INC
filed 2021-11-03
CIK 352991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of November 3, 2021, there were 3,292,945 issued and outstanding shares of the registrant’s Common Stock, $.01 par value.

Documents incorporated by reference: None.

ADVANCED OXYGEN TECHNOLOGIES, INC.

	INDEX	Page
PART I

Item I:	Financial Statements (unaudited)	3
	Condensed Consolidated Balance Sheets as of September 30, 2021 (unaudited) and June 30, 2021	3
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended September 30, 2021 and September 30, 2020 (unaudited)	4
	Condensed Consolidated Statements of Stockholders’ Equity for the three months ended September 30, 2021 and September 30, 2020 (unaudited)	5
	Condensed Consolidated Statements of Cash Flow for the three months ended September 30, 2021 and September 30, 2020 (unaudited)	7
	Notes to the Condensed Consolidated Financial Statements	8-20

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3:	Quantitative and Qualitative Disclosures about Market Risk	23
Item 4:	Controls and Procedures	23

PART II

Item 1:	Legal Proceedings	23
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3:	Defaults Upon Senior Securities	23
Item 4:	Mine Safety Disclosures	23
Item 5:	Other Information	24
Item 6.	Exhibits and Reports on Form 8-K	24
Signature		24
EXHIBIT 31.1, 31.2 Certifications of Officers		EX 31
EXHIBIT 32.1, 32.2 Certifications of Officers		EX 32

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

PART 1: FINANCIAL INFORMATION

Item I: Condensed Consolidated Financial Statements for the three months ending September 30, 2021 (unaudited).

ADVANCED OXYGEN TECHNOLOGIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	June 30, 2021
ASSETS	(Unaudited)

CURRENT ASSETS
Cash	$45,319	$49,979
Property tax receivable	1,242	1,274
Total Current Assets	46,561	51,253

Property and equipment	629,851	646,078
TOTAL ASSETS	$676,412	$697,331

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,325	$682
Contract liabilities	3,255	3,340
Taxes payable	47,409	48,108
Current portion of notes payable	145,796	19,250
Advances from a related party	127,341	125,780
Total Current Liabilities	326,126	197,160

Long Term Liabilities
Notes payable, net of current portion	21,864	154,232
Total Long-term Liabilities	21,864	154,232

Total Liabilities	347,990	351,392

STOCKHOLDERS’ EQUITY-
Convertible preferred stock, Series 2, par value $0.01; authorized 10,000,000 shares; issued and outstanding 5,000 at September 30, 2021 and June 30, 2021	50	50
Convertible preferred stock, Series 3, par value $0.01; authorized 1,670,000 shares; zero shares issued and outstanding	—	—
Convertible preferred stock, Series 5; no par value, 1 share authorized, zero shares issued and outstanding, respectively.	—	—
Common stock, par value $0.01; At September 30, 2021 and June 30, 2021, authorized 60,000,000 shares; issued and outstanding 3,292,945shares and 3,292,945 shares, respectively	32,929	32,929
Additional paid-in capital	21,057,116	21,057,116
Accumulated other comprehensive income	61,496	77,442
Accumulated deficit	(20,823,169)	(20,821,598)
TOTAL STOCKHOLDERS’ EQUITY	328,422	345,939
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$676,412	$697,331

See accompanying notes to condensed unaudited consolidated financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the three months ended September 30,
	2021	2020
Revenues
Rent Revenues	10,181	10,329
Total Revenues	$10,181	$10,329

Operating Expenses
General and Administrative	1,166	4,055
Professional fees	8,000	7,025
Total Operating Expenses	9,166	11,080

Income (Loss) from operations	1,015	(751)
Other income (expenses)
Interest Expense	(529)	(737)
(Loss) before Income Taxes	486	(1,488)

Income Taxes Expense	2,057	1,990

NET (LOSS)	$(1,571)	$(3,478)

Weighted Average number of common shares outstanding
Basic	3,292,945	3,292,945
Dilutive	3,292,945	3,292,945

Basic earnings per Share	$(0.0000)	$(0.0011)
Dilutive earnings per Share	$(0.0000)	$(0.0011)

OTHER COMPREHENSIVE INCOME (LOSS)
NET (LOSS)	$(1,571)	$(3,478)
Foreign Currency Translation Adjustments	$(15,946)	$25,488
TOTAL COMPREHENSIVE INCOME (LOSS)	$(17,517)	$22,010

See accompanying notes to condensed unaudited consolidated financial statements.

ADVANCED OXYGEN TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three-Month Period Ending September 30, 2021 and 2020

(Unaudited)

	Preferred Stock Convertible Series 2		Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance at June 30, 2020	5,000	50	3,292,945	32,929	21,057,116	(20,827,344)	43,226	305,977
Net loss	—	—	—	—	—	(3,478)	—	(3,478)
Foreign Currency Translation Adjustment	—	—	—	—	—	—	25,488	25,488

Balance at September 30, 2020	5,000	50	3,292,945	32,929	21,057,116	(20,830,822)	68,714	327,987

Balance at June 30, 2021	5,000	50	3,292,945	32,929	21,057,116	(20,821,598)	77,442	345,939
Net loss	—	—	—	—	—	(1,571)	—	(1,571)
Foreign Currency Translation Adjustment	—	—	—	—	—	—	(15,946)	(15,946)

Balance at September 30, 2021	5,000	50	3,292,945	32,929	21,057,116	(20,823,169)	61,496	328,422

See accompanying notes to condensed unaudited consolidated financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended September 30,
	2021	2020
Cash flows from operating activities:

Net loss	$(1,571)	(3,478)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Expenses paid on behalf of the company by a related party	7,182	7,479
Changes in operating assets and liabilities
Accounts payable	1,643	3,236
Taxes payable	(446)	4,572
Contract liabilities	-	-
Net cash provided by operating activities	7,700	11,809

Cash flow from financing activities:
Repayment of related party debt	(6,580)	(6,849)
Repayment of long-term debt	(4,732)	(4,591)
Net cash used in financing activities	(11,312)	(11,440)
Change due to FX Translation	(1,048)	1,617
NET CHANGE IN CASH	(4,660)	1,986

Cash at beginning of period	$49,979	$43,603
Cash at end of period	$45,319	$45,589
Supplemental Disclosures of Cash Flow Information
Cash paid for Interest	$529	$737
Cash paid for Income taxes	$-	$-

See accompanying notes to condensed unaudited consolidated financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS:

Organization:

Advanced Oxygen Technologies, Inc. (“Advanced Oxygen Technologies”, “AOXY”, or the “Company”), was incorporated in Delaware in 1981 under the name Aquanautics Corporation and was, from 1985 until May 1995, a startup stage specialty materials company producing new oxygen control technologies. From May of 1995 through December of 1997 the Company had minimal operations and was seeking funding for operations and companies to which it could merge or acquire. In March of 1998 the Company began operations again in California. From 1998 through 2000, the business produced and sold CD- ROMS for conference events, advertisement sales on the CD’s, database management and event marketing all associated with conference events. From 2000 through March of 2003, the business consisted solely of database management. From 2003 through April 2005, the business operations were derived totally from the Company’s wholly owned business, IP Service, ApS, a Danish IP security vulnerability company (“IP Service”). Since then, business operations have been solely derived from its wholly owned subsidiaries Anton Nielsen Vojens, ApS (“ANV”), Sharx Inc. and its wholly owned subsidiary Sharx DK ApS (collectively “Sharx”).

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

Certain information and note disclosures normally included in annual financial statements have been condensed or omitted from these interim financial statements; these financial statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the year ended June 30, 2021.

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

Revenue Recognition:

Rental Revenue

Rental revenue is derived from the Commercial Property lease in which quarterly payments are received pursuant to the property lease which is in effect until 2026. We recognize revenue when we have satisfied a performance obligation by transferring control over a product or delivering a service to a client. We measure revenue based upon the consideration set forth in an arrangement or contract with a client. We recognize revenue from these services when the services are completed. If we are paid in advance for these services, we record such payment as a contract liability until we complete the services. As of September 30, 2021, the Company recorded $3,255 of contract liabilities in connection to rental revenues.

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

ADVANCED OXYGEN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Cash and Cash Equivalents:

For purposes of the statement of cash flows, the Company considers all highly-liquid investments purchased with original maturities of three months or less to be cash equivalents.

The Company maintains its cash in bank deposit accounts which, at September 30, 2021 did not exceed federally insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on such amounts.

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

ADVANCED OXYGEN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Earnings per Share:

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of September 30, 2021, and September 30, 2020 there were 10,000 and 10,000, potential dilutive shares that need to be considered as common share equivalents and because of the net loss, the effect of these potential common shares is anti-dilutive for three-months ended September 30, 2021 and September 30, 2020 respectively and therefore not included in the computation of dilutive shares.

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

NOTE 3 - REVENUE:

The Company’s subsidiary, Anton Nielsen Vojens, ApS has one customer who is a non-related party and leases property from the Company. Rent revenues related to the operating lease are recognized as incurred. The Company’s subsidiary Sharx DK ApS had one retail customer for the three month period ending September 30, 2020 and zero for the three month period ending September 30, 2021. The Company has determined that is an agent of the manufacturer and collects commission revenue at or before the delivery of product.

The Company disaggregates revenues by revenue type and geographic location. See the below tables:

	Three Months Ended September 30,
Revenue Type	2021	2020
Real Estate Rental	$10,181	$10,329
Commission Revenues	—	—
Total Sales by Revenue Type	$10,181	$10,329

The Company’s derives revenues from 100% of foreign revenues. For the period ending September 30, 2021 and September 30, 2020 the major geographic concentrations were as follows:

	Geographic Regions
	for the Three Months Ended September 30,
Revenue Type	2021	2020
International	$10,181	$10,329
Domestic	—	—
Total Sales by Geographic Location	$10,181	$10,329

ADVANCED OXYGEN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 4 - PROPERTY AND EQUIPMENT:

The Land owned by the Company’s wholly owned subsidiary constitutes the largest asset of the Company. During the period ending September 30, 2021 the Company recorded a decrease in the carrying value of the Land of $16,227, due to the currency translation difference. The carrying value of the Land of the Company was as follows:

Carrying Value of Land at
September 30,
US Dollars	$629,851	$646,078

NOTE 5 - RELATED PARTY TRANSACTIONS:

Crossfield, Inc., a company of which the CEO, Robert Wolfe is an officer and director, has made advances to the Company which are not collateralized, non-interest bearing, and payable upon demand. At September 30, 2021 and June 30, 2021, the Company had a balance of $127,341 and $125,780 respectively. During the three-month period ended September 30, 2021 and 2020 expenses paid on behalf of the Company were $7,182 and $7,479 respectively. The Company repaid $6,580 of the advancement during the three month period ending September 30, 2021.

NOTE 6 - NOTES PAYABLE:

During 2006, the Company issued a promissory note (“Note”) for $650,000, payable to the Borkwood Development Ltd, a previous shareholder of the Company (“Seller”), payable and amortized monthly and carrying an interest at 5% per year. The Company has the right to prepay the note at any time with a notice of 14 days. To secure the payment of principal and interest the Sellers will receive a perfect lien and security interest in the Shares in the company ANV until the note with accrued interest is paid in full, and, 2) In the case that the Note has not been repaid within 12 months from the day of closing the Sellers have the right to convert the debt to common stock of Advanced Oxygen Technologies, Inc. in an amount of non-diluted shares calculated on the conversion Date, equal to the lesser of : a) Six hundred and Fifty thousand (650,000) or the Purchase Price minus the principal payments made by the buyer, whichever is greater, divided by the previous ten day closing price of AOXY as quoted on the national exchange, or b) Fifteen million shares, whichever is lesser. The Note has been extended until July 1, 2022, prior to period end and interest waived through the period ending September 30, 2021. As of September 30, 2021, the unpaid balance was $127,029.

The Company has a note payable with a bank (“Note B”). The original amount of Note B was kr 1,132,000 Danish Krone (kr). Note B is secured by the subsidiary’s real estate, with a 2.00% interest rate and 2.25 years left on the term. The balance on the note as of September 30, 2021 was $40,630. During the period ended September 30, 2021, the Company paid $4,732, in principal payments and $529 in interest.

The Company’s commitments and contingencies are $141,326 for 2022. See below table for the years 2022 through 2024 with total principal payments due on outstanding notes payable of $167,847. The amounts stated reflect the Company’s commitments in the currencies that those commitments were made and the amounts are an estimate of what the US dollar amount would be if the currency rates did not change.

Fiscal Year Ending	Amount
2022	$141,139
2023	19,144
2024	7,377
Total	$167,660
Less: Long-term portion of notes payable	(21,864)
Notes payable, current portion	$145,796

The amounts stated reflect the Company’s commitments in the currencies that those commitments were made and the amounts are an estimate of what the US dollar amount would be if the currency rates did not change going forward.

ADVANCED OXYGEN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 7 - STOCKHOLDERS’ EQUITY:

Common Stock:

The Company has 60,000,000 authorized shares of Common Stock, par value $0.01 per share. At September 30, 2021, and June 30, 2021, there were 3,292,945 and 3,292,945 shares issued and outstanding, respectively.

Preferred Stock:

Series 2 Convertible Preferred Stock:

The Company is authorized to issue 10,000,000 shares of $0.01 par value of series 2 convertible preferred stock. Each Series 2 preferred share also includes one warrant to purchase two common shares for $5.00. The warrants are exercisable over a three-year period. In the event of the liquidation of the Company, holders of Series 2 preferred stock would be entitled to receive $5.00 per share, plus any unpaid dividends declared on the Series 2 preferred stock from the funds remaining after the Company’s creditors, including directors, have been paid. There have been no dividends declared. There are 177,000 Series 2 Convertible Preferred shares designated. During November 1997, 172,000 shares of Series 2 preferred stock were converted into 344,000 shares of the Company’s common stock. As of September 30, 2021, and June 30, 2021 there are 5,000 shares issued, which are convertible into 2 common shares. There are no warrants outstanding that have been issued in connection with these preferred shares.

ADVANCED OXYGEN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Series 3 Convertible Preferred Stock:

The Company has designated 1,670,000 shares of series 3 convertible preferred stock with a par value $0.01. Each share automatically converts on March 2, 2000 into either (a) one (1) share of the Company’s common stock if the average closing price of the common stock during the ten trading days immediately prior to March 1, 2000 is equal to or greater than sixty-six cents ($0.66) per share, or (b) one and one-half (1 1/2) shares of common stock if the average closing price of the common stock during the ten trading days immediately prior March 1, 2000 is less than sixty-six cents ($0.66) per share. There are zero shares issued and outstanding at September 30, 2021 and June 30, 2021.

Series 5 Convertible Preferred Stock:

The Company has designated 1 share of series 5 convertible preferred stock, no par value. There is 1 Series 5 Convertible Preferred share designated. The shares are collectively convertible to common stock of the Company, in an amount equal to the greater of a.) 290,000 shares divided by the ten-day closing price, prior to the date of acquisition of IPS, of the Company’s common stock as quoted on the national exchange and not to exceed twenty million shares, or b.) six million shares. There are zero shares issued and outstanding at September 30, 2021 and June 30, 2021.

NOTE 8 - Segment and Geographic Information

Segment Performance

We have three reporting segments:

●	The ANV lease segment which leases land in Denmark by long term leases.
●	The Sharx’s segment which generate commissions for the sale cargo security products.
●	The Corporate segment, Advanced Oxygen Technologies, Inc. which does not generate revenues, but has administrative expenses.

ADVANCED OXYGEN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes financial information regarding each reportable segment’s results of operations for the periods presented:

	Three Months Ending September 30,
	2021	2020

Revenue by segment
Lease revenues	$10,181	$10,329
Commission revenues from security product sales	—	—
Corporate revenues	—	—
Total revenue	$10,181	$10,329

Segment profitability
Lease revenues	$7,295	$7,053
Commission revenues from security product sales	(41)	184
Corporate expenses	(8,825)	(10,715)
Total segment profitability	$(1,571)	$(3,478)

ADVANCED OXYGEN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents net sales, based on the location in which the sale originated, and long-lived assets, representing property, plant and equipment, net of related depreciation, by geographic region. All of the assets are land that are held by the Company’s subsidiary, ANV.

Three Months Ending September 30:	2021	2020
Net Sales
United States	$—	$—
Denmark	10,181	10,329
Total	$10,181	$10,329

Long-Lived Assets
United States	$—	$—
Denmark	629,851	636,613
Total	$629,851	$636,613

ADVANCED OXYGEN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Three Months Ending September 30, 2021
	ANV	Sharx	Corporate	Total

Net sales	$10,181	$—	$—	$10,181
Operating (loss) income	$9,881	$(41)	$(8,825)	$(1,015)
Interest expense	$(529)	$—	$—	$(529)
Total assets	$670,425	$5,837	$150	$676,412

Three Months Ending September 30, 2020
	ANV	Sharx	Corporate	Total

Net sales	$10,329	$—	$—	$10,602
Operating (loss) income	$9,780	$184	$(10,715)	$(751)
Interest expense	$(737)	$—	$—	$(737)
Total assets	$675,644	$7,663	$150	$683,457

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

REVENUES: Revenues from operations for the three-month period ending September 30, 2021 and September 30, 2020 were $10,181 and $10,329 respectively. The decrease was attributable to currency fluctuations.

GENERAL AND ADMINISTRATIVE EXPENSES: G&A expenses for the three-month period ending September 30, 2021 and September 30, 2020 were $1,166 and $4,055 respectively. The expenses are mainly attributable to ANV’s normal operations and the Company’s SEC compliance and the fluctuations are attributable to currency fluctuations.

PROFESSIONAL EXPENSES: Professional expenses for the three-month period ending September 30, 2021 and September 30, 2020 were $8,000, and $7,025 respectively. The expenses were attributable to the ordinary accounting fees for 2021 and 2020.

NET INCOME (LOSS): Net income (loss) attributed to common stockholders was $(1,571) or $(0.0000) per share for the three-month period ending September 30, 2021 as compared to $(3,478) or $(0.0011) per share for September 30, 2020. The fluctuations are mainly attributable to general & administrative expenses and currency fluctuations.

LIQUIDITY AND CAPITAL RESOURCES: At September 30, 2021 and June 30, 2021, the Company had cash and cash equivalents of $45,139 and $49,979 respectively. At September 30, 2021 and June 30, 2021, the Company had a working capital deficit of $279,565 and $145,907 respectively. The change in cash is primarily due to the ANV’S payment of debt and normal operations. The increase in the working capital deficit is primarily related to the operations of the Subsidiary.

Net cash provided by operating activities for three-month period ending September 30, 2021 and September 30, 2020 was $7,700 and $11,809, respectively. The decrease was primarily due to the decrease in taxes payable and the decrease in expenses paid on behalf on a related party.

Net cash used-in financing activities for three-month period ending September 30, 2021 and September 30, 2020 was $(11,312) and $(11,440) respectively. Net cash used in financing activities for both periods is related to the company’s borrowings from banks, officers and directors, and the repayment of debt.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded as of September 30, 2021 that our disclosure controls and procedures were not effective at ensuring that the material information required to be disclosed in the Exchange Act reports is recorded, processed, summarized and reported as required in applicable SEC rules and the Company’s filed 10-K.

Changes in Internal Control over Financial Reporting

During the three month period ended September 30, 2021, there were no changes in our internal control over financial reporting identified in connection with managements evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II

ITEM 1: LEGAL PROCEEDINGS

During the period ending September 30, 2021, there were pending or threatened legal actions as follows:

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

During three month period ending September 30, 2021, the Company filed no reports on Form 8-K for events occurring during the periods.

Exhibit Number	Description of the Document
3.1	Certificate of Incorporation as Amended and filed with the Secretary of State of Delaware effective on December 5, 2014
3.2	Bylaws.
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*Filed herewith

SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 3, 2021	By:	/s/ Robert E. Wolfe
Robert E. Wolfe
Chairman of the Board and Chief Executive Officer and Principal Financial Officer

