Form 10-Q
period 2021-12-31
ADVANCED OXYGEN TECHNOLOGIES INC
filed 2022-01-28
CIK 352991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2021

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

ADVANCED OXYGEN TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	0-9951	91-1143622
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of January 28, 2022, there were 3,292,945 issued and outstanding shares of the registrant’s Common Stock, $.01 par value.

ADVANCED OXYGEN TECHNOLOGIES, INC.

	INDEX	Page
PART I

Item I:	Financial Statements (unaudited)	3
	Condensed Consolidated Balance Sheets as of December 31, 2021 (unaudited) and June 30, 2021	3
	Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended December 31, 2021 and December 31, 2020 (unaudited)	4
	Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended December 31, 2021 and December 31, 2020 (unaudited)	5
	Condensed Consolidated Statements of Cash Flow for the six months ended December 31, 2021 and December 31, 2020 (unaudited)	7
	Notes to the Condensed Consolidated Financial Statements	8-19

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3:	Quantitative and Qualitative Disclosures about Market Risk	21
Item 4:	Controls and Procedures	21

PART II

Item 1:	Legal Proceedings	22
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3:	Defaults Upon Senior Securities	22
Item 4:	Mine Safety Disclosures	22
Item 5:	Other Information	22
Item 6.	Exhibits and Reports on Form 8-K	23
Signature		24
EXHIBIT 31.1, 31.2 Certifications of Officers		EX 31
EXHIBIT 32.1, 32.2 Certifications of Officers		EX 32
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
101.DEF Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104 Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

PART 1: FINANCIAL INFORMATION

Item I: Condensed Consolidated Financial Statements for the three and six months ending December 31, 2021 (unaudited).

ADVANCED OXYGEN TECHNOLOGIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2021	June 30, 2021
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$99,177	$49,979
Property tax receivable	1,212	1,274
Total Current Assets	100,389	51,253

Property and equipment	614,607	646,078
TOTAL ASSETS	$714,996	$697,331

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,100	$682
Contract liabilities	3,177	3,340
Taxes payable	49,598	48,108
Current portion of notes payable	145,341	19,250
Advances from a related party	129,312	125,780
Total Current Liabilities	329,528	197,160

Long Term Liabilities
Notes payable, net of current portion	16,768	154,232
Total Long-term Liabilities	16,768	154,232

Total Liabilities	346,296	351,392

STOCKHOLDERS’ EQUITY-
Convertible preferred stock, Series 2, par value $0.01; authorized 10,000,000 shares; issued and outstanding 5,000 at December 31, 2021 and June 30, 2021	50	50
Convertible preferred stock, Series 3, par value $0.01; authorized 1,670,000 shares; zero shares issued and outstanding	—	—
Convertible preferred stock, Series 5; no par value, 1 share authorized, zero shares issued and outstanding, respectively.	—	—
Common stock, par value $0.01; At December 31, 2021 and June 30, 2021, authorized 60,000,000 shares; issued and outstanding 3,292,945 shares and 3,292,945 shares, respectively	32,929	32,929
Additional paid-in capital	21,057,116	21,057,116
Accumulated other comprehensive income	45,019	77,442
Accumulated deficit	(20,766,414)	(20,821,598)
TOTAL STOCKHOLDERS’ EQUITY	368,700	345,939
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$714,996	$697,331

See accompanying notes to condensed unaudited consolidated financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	For the three months ended December 31,		For the six months ended December 31,
	2021	2020	2021	2020
Revenues
Rent Revenues	$9,867	$10,284	$20,048	$20,613
Total Revenues	9,867	10,284	20,048	20,613

Operating Expenses
General and Administrative	3,039	267	4,205	4,332
Professional fees	3,000	3,025	11,000	10,050
Total Operating Expenses	6,039	3,292	15,205	14,372

Income from operations	3,828	6,992	4,843	6,241
Other income (expenses)
Interest Expense	(698)	(698)	(1,227)	(1,435)
Gain on Tax Settlement	55,579	-	55,579	-
Total Other Income (Expenses)	54,881	(698)	54,352	(1,435)

Income Before Income Taxes	58,709	6,294	59,195	4,806
Income Taxes Expense	1,954	2,090	4,011	4,080

NET INCOME	$56,755	$4,204	$55,184	$726

Weighted Average number of common shares outstanding
Basic	3,292,945	3,292,945	3,292,945	3,292,945
Dilutive	3,302,945	3,302,945	3,302,945	3,302,945

Basic earnings per Share	$0.02	$0.00	$0.02	$0.00
Dilutive earnings per Share	$0.02	$0.00	$0.02	$0.00

OTHER COMPREHENSIVE INCOME
Net INCOME	$56,755	$4,204	$55,184	$726
Foreign Currency Translation Adjustments	$(16,477)	$29,115	$(32,423)	$54,603
TOTAL COMPREHENSIVE INCOME	$40,278	$33,319	$22,761	$55,329

See accompanying notes to condensed unaudited consolidated financial statements.

ADVANCED OXYGEN TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Six-Month Period Ending December 31, 2021 and 2020

(Unaudited)

	Preferred Stock Convertible Series 2		Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance at June 30, 2020	5,000	50	3,292,945	32,929	21,057,116	(20,827,344)	43,226	305,977
Net loss	—	—	—	—	—	726	—	726
Foreign Currency Translation Adjustment	—	—	—	—	—	—	54,603	54,603

Balance at December 31, 2020	5,000	50	3,292,945	32,929	21,057,116	(20,826,618)	97,829	361,306

Balance at June 30, 2021	5,000	50	3,292,945	32,929	21,057,116	(20,821,598)	77,442	345,939
Net income	—	—	—	—	—	55,184	—	55,184
Foreign Currency Translation Adjustment	—	—	—	—	—	—	(32,423)	(32,423)

Balance at December 31, 2021	5,000	50	3,292,945	32,929	21,057,116	(20,766,414)	45,019	368,700

See accompanying notes to condensed unaudited consolidated financial statements.

ADVANCED OXYGEN TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three-Month Period Ending December 31, 2021 and 2020

(Unaudited)

	Preferred Stock Convertible Series 2		Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance at September 30, 2020	5,000	50	3,292,945	32,929	21,057,116	(20,830,822)	68,714	327,987
Net loss	—	—	—	—	—	4,204	—	4,204
Foreign Currency Translation Adjustment	—	—	—	—	—	—	29,115	29,115

Balance at December 31, 2020	5,000	50	3,292,945	32,929	21,057,116	(20,826,618)	97,829	361,306

Balance at September 30, 2021	5,000	50	3,292,945	32,929	21,057,116	(20,823,169)	61,496	328,422
Net loss	—	—	—	—	—	56,755	—	56,755
Foreign Currency Translation Adjustment	—	—	—	—	—	—	(16,477)	(16,477)

Balance at December 31, 2021	5,000	50	3,292,945	32,929	21,057,116	(20,766,414)	45,019	368,700

See accompanying notes to condensed unaudited consolidated financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended December 31,
	2021	2020
Cash flows from operating activities:

Net Income	$55,184	726
Adjustments to reconcile net income to net cash provided by operating activities
Expenses paid on behalf of the company by a related party	13,129	12,690
Changes in operating assets and liabilities
Accounts payable	1,418	1,050
Taxes payable	3,820	7,967
Net cash provided by operating activities	73,551	22,433

Cash flow from financing activities:
Repayment of related party debt	(11,536)	(9,945)
Repayment of long-term debt	(9,341)	(9,299)
Net cash used in financing activities	(20,877)	(19,244)
Change due to FX Translation	(3,476)	3,556
NET CHANGE IN CASH	49,198	6,745

Cash at beginning of period	$49,979	$43,603
Cash at end of period	$99,177	$50,348
Supplemental Disclosures of Cash Flow Information
Cash paid for Interest	$1,227	$1,435
Cash paid for Income taxes	$-	$-

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

ADVANCED OXYGEN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Revenue Recognition:

Rental Revenue

Rental revenue is derived from the Commercial Property lease in which quarterly payments are received pursuant to the property lease which is in effect until 2026. We recognize revenue when we have satisfied a performance obligation by transferring control over a product or delivering a service to a client. We measure revenue based upon the consideration set forth in an arrangement or contract with a client. We recognize revenue from these services when the services are completed. If we are paid in advance for these services, we record such payment as a contract liability until we complete the services. As of December 31, 2021, the Company recorded $3,177 of contract liabilities in connection to rental revenues.

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

The Company maintains its cash in bank deposit accounts which, at December 31, 2021 did not exceed federally insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on such amounts.

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

Earnings per Share:

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of December 31, 2021, and December 31, 2020 there were 10,000 and 10,000, potential dilutive shares that need to be considered as common share equivalents and because of the net income, the effect of these potential common shares is dilutive for six-months ended December 31, 2021 and December 31, 2020 respectively and therefore included in the computation of dilutive shares.

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

ADVANCED OXYGEN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 3 - REVENUE:

The Company’s subsidiary, Anton Nielsen Vojens, ApS has one customer who is a non-related party and leases property from the Company. Rent revenues related to the operating lease are recognized as incurred. The Company’s subsidiary Sharx DK ApS had zero retail customers for the three and six month period ending December 31, 2020 and zero for the three and six month period ending December 31, 2021. The Company has determined that is an agent of the manufacturer and collects commission revenue at or before the delivery of product.

The Company disaggregates revenues by revenue type and geographic location. See the below tables:

	Three Months Ended December 31,
Revenue Type	2021	2020
Real Estate Rental	$9,867	$10,284
Commission Revenues	-	-
Total Sales by Revenue Type	$9,867	$10,284

	Six Months Ended December 31,
Revenue Type	2021	2020
Real Estate Rental	$20,048	$20,613
Commission Revenues	-	-
Total Sales by Revenue Type	$20,048	$20,613

The Company’s derives revenues from 100% of foreign revenues. For the period ending December 31, 2021 and December 31, 2020 the major geographic concentrations were as follows:

	Geographic Regions
	for the Three Months Ended December 31,
Revenue Type	2021	2020
International	$9,867	$10,284
Domestic	-	-
Total Sales by Geographic Location	$9,867	$10,284

	Geographic Regions
	for the Six Months Ended December 31,
Revenue Type	2021	2020
International	$20,048	$20,613
Domestic	-	-
Total Sales by Geographic Location	$20,048	$20,613

ADVANCED OXYGEN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 4–PROPERTY AND EQUIPMENT:

The Land owned by the Company’s wholly owned subsidiary constitutes the largest asset of the Company. During the period ending December 31, 2021 the Company recorded a decrease in the carrying value of the Land of $(31,471), due to the currency translation difference. The carrying value of the Land of the Company was as follows:

	Carrying Value of Land at
	December 31, 2021	June 30, 2021
US Dollars	$614,607	$646,078

NOTE 5 - RELATED PARTY TRANSACTIONS:

Crossfield, Inc., a company of which the CEO, Robert Wolfe is an officer and director, has made advances to the Company which are not collateralized, non-interest bearing, and payable upon demand. At December 31, 2021 and June 30, 2021, the Company had a balance of $129,312 and $125,780 respectively. During the six-month period ended December 31, 2021 and 2020 expenses paid on behalf of the Company were $13,129 and $12,690 respectively. The Company repaid $11,536 of the advancement during the six month period ending December 31, 2021.

NOTE 6 - NOTES PAYABLE:

During 2006, the Company issued a promissory note (“Note”) for $650,000, payable to the Borkwood Development Ltd, a previous shareholder of the Company (“Seller”), payable and amortized monthly and carrying an interest at 5% per year. The Company has the right to prepay the note at any time with a notice of 14 days. To secure the payment of principal and interest the Sellers will receive a perfect lien and security interest in the Shares in the company ANV until the note with accrued interest is paid in full, and, 2) In the case that the Note has not been repaid within 12 months from the day of closing the Sellers have the right to convert the debt to common stock of Advanced Oxygen Technologies, Inc. in an amount of non-diluted shares calculated on the conversion Date, equal to the lesser of : a) Six hundred and Fifty thousand (650,000) or the Purchase Price minus the principal payments made by the buyer, whichever is greater, divided by the previous ten day closing price of AOXY as quoted on the national exchange, or b) Fifteen million shares, whichever is lesser. The Note has been extended until July 1, 2022, prior to period end and interest waived through the period ending December 31, 2021. As of December 31, 2021, the unpaid balance was $127,029.

The Company has a note payable with a bank (“Note B”). The original amount of Note B was kr1,132,000Danish Krone (kr). Note B is secured by the subsidiary’s real estate, with a 2.00% interest rate and 2 years left on the term. The balance on the note as of December 31, 2021 was $35,080. During the period ended December 31, 2021, the Company paid $9,110, in principal payments and $989 in interest.

The Company’s commitments and contingencies are $136,231 for 2022. See below table for the years 2022 through 2024 with total principal payments due on outstanding notes payable of $162,109. The amounts stated reflect the Company’s commitments in the currencies that those commitments were made and the amounts are an estimate of what the US dollar amount would be if the currency rates did not change.

The amounts stated reflect the Company’s commitments in the currencies that those commitments were made and the amounts are an estimate of what the US dollar amount would be if the currency rates did not change going forward.

Fiscal Year Ending	Amount
2022	$136,231
2023	18,680
2024	7,198
Total	$162,109
Less: Long-term portion of notes payable	(16,768)
Notes payable, current portion	$145,341

ADVANCED OXYGEN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 7 - STOCKHOLDERS’ EQUITY:

Common Stock:

The Company has 60,000,000 authorized shares of Common Stock, par value $0.01 per share. At December 31, 2021, and June 30, 2021, there were 3,292,945 and 3,292,945 shares issued and outstanding, respectively.

Preferred Stock:

Series 2 Convertible Preferred Stock:

The Company is authorized to issue 10,000,000 shares of $0.01 par value of series 2 convertible preferred stock. Each Series 2 preferred share also includes one warrant to purchase two common shares for $5.00. The warrants are exercisable over a three-year period. In the event of the liquidation of the Company, holders of Series 2 preferred stock would be entitled to receive $5.00 per share, plus any unpaid dividends declared on the Series 2 preferred stock from the funds remaining after the Company’s creditors, including directors, have been paid. There have been no dividends declared. There are 177,000 Series 2 Convertible Preferred shares designated. During November 1997, 172,000 shares of Series 2 preferred stock were converted into 344,000 shares of the Company’s common stock. As of December 31, 2021, and June 30, 2021 there are 5,000 shares issued, which are convertible into 2 common shares. There are no warrants outstanding that have been issued in connection with these preferred shares.

ADVANCED OXYGEN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Series 3 Convertible Preferred Stock:

The Company has designated 1,670,000 shares of series 3 convertible preferred stock with a par value $0.01. Each share automatically converts on March 2, 2000 into either (a) one (1) share of the Company’s common stock if the average closing price of the common stock during the ten trading days immediately prior to March 1, 2000 is equal to or greater than sixty-six cents ($0.66) per share, or (b) one and one-half (1 1/2) shares of common stock if the average closing price of the common stock during the ten trading days immediately prior March 1, 2000 is less than sixty-six cents ($0.66) per share. There are zero shares issued and outstanding at December 31, 2021 and June 30, 2021.

Series 5 Convertible Preferred Stock:

The Company has designated 1 share of series 5 convertible preferred stock, no par value. There is 1 Series 5 Convertible Preferred share designated. The shares are collectively convertible to common stock of the Company, in an amount equal to the greater of a.)290,000 shares divided by the ten-day closing price, prior to the date of acquisition of IPS, of the Company’s common stock as quoted on the national exchange and not to exceed twenty million shares, or b.) six million shares. There are zero shares issued and outstanding at December 31, 2021 and June 30, 2021.

NOTE 8 - Segment and Geographic Information

Segment Performance

We have three reporting segments:

●	The ANV lease segment which leases land in Denmark by long term leases.
●	The Sharx’s segment which generate commissions for the sale cargo security products.
●	The Corporate segment, Advanced Oxygen Technologies, Inc. which does not generate revenues, but has administrative expenses.

ADVANCED OXYGEN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes financial information regarding each reportable segment’s results of operations for the periods presented:

	Six Months Ending December 31,
	2021	2020

Revenue by segment
Lease revenues	$20,048	$20,613
Commission revenues from security product sales	-	-
Corporate revenues	-	-
Total revenue	$20,048	$20,613

Segment profitability
Lease revenues	$69,800	$14,357
Commission revenues from security product sales	(70)	109
Corporate revenues	(15,546)	(13,740)
Total segment profitability	$55,148	$726

	Three Months Ending December 31,
	2021	2020

Revenue by segment
Lease revenues	$9,867	$10,284
Commission revenues from security product sales	-	-
Corporate revenues	-	-
Total revenue	$9,867	$10,284

Segment profitability
Lease revenues	$62,505	$7,304
Commission revenues from security product sales	(29)	(75)
Corporate revenues	(5,721)	(3,025)
Total segment profitability	$56,755	$4,204

ADVANCED OXYGEN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents net sales, based on the location in which the sale originated, and long-lived assets, representing property, plant and equipment, net of related depreciation, by geographic region. All of the assets are land that are held by the Company’s subsidiary, ANV.

Three Months Ending December 31:	2021	2020
Net Sales
United States	$-	$-
Denmark	9,867	10,284
Total	$9,867	$10,284

As of December 31, 2021 and June 30, 2021	Dec 31, 2021	June 30, 2021
Long-Lived Assets
United States	$-	$-
Denmark	614,607	646,078
Total	$614,607	$646,078

Six Months Ending December 31:	2021	2020
Net Sales
United States	$-	$-
Denmark	20,048	20,613
Total	$20,048	$20,613

ADVANCED OXYGEN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Three Months Ending December 31, 2021
	ANV	Sharx	Corporate	Total

Net sales	$9,867	$48	$-	$9,867
Operating income (loss)	$9,578	$(29)	$(5,721)	$3,828
Interest expense	$(698)	$-	$-	$(698)
Total assets	$710,150	$4,696	$150	$714,996

Three Months Ending December 31, 2020
	ANV	Sharx	Corporate	Total

Net sales	$10,284	$-	$-	$10,284
Operating (loss) income	$10,059	$(42)	$(3,025)	$6,992
Interest expense	$(698)	$-	$-	$(698)
Total assets	$711,184	$7,622	$150	$718,956

Six Months Ending December 31, 2021
	ANV	Sharx	Corporate	Total

Net sales	$20,048	$48	$-	$20,048
Operating income (loss)	$19,459	$(70)	$(14,546)	$4,843
Interest expense	$(1,227)	$-	$-	$(1,227)
Total assets	$710,150	$4,696	$150	$714,996

Six Months Ending December 31, 2020
	ANV	Sharx	Corporate	Total

Net sales	$20,613	$273	$-	$20,613
Operating income (loss)	$19,839	$140	$(13,740)	$6,241
Interest expense	$(1,435)	$-	$-	$(1,435)
Total assets	$711,184	$7,622	$150	$718,956

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

REVENUES: Revenues from operations for the three-month period ending December 31, 2021 and December 31, 2020 were $9,867 and $10,284 respectively, and for the six-month period ending December 31, 2021 and December 31, 2020 were $20,048 and $20,613 respectively. The decreases are attributable to currency fluctuations.

GENERAL AND ADMINISTRATIVE EXPENSES: G&A expenses for the three-month period ending December 31, 2021 and December 31, 2020 were $3,039 and $267 respectively, and for the six-month period ending December 31, 2021 and December 31, 2020 were $4,205 and $4,322 respectively. The expenses are mainly attributable to ANV’s normal operations and the Company’s SEC compliance.

PROFESSIONAL EXPENSES: Professional expenses for the three-month period ending December 31, 2021 and December 31, 2020 were $3,000, and $3,025 respectively, and for the six-month period ending December 31, 2021 and December 31, 2020 were $11,000 and $10,050 respectively. The expenses were attributable to the ordinary accounting fees for 2021 and 2020.

OTHER INCOME (EXPENSES): Other income expenses for the three-month period ending December 31, 2021 and December 31, 2020 were $54,881, and $(698) respectively, and for the six-month period ending December 31, 2021 and December 31, 2020 were $54,351 and $(1,435) respectively. The fluctuations are mainly attributable to the gain on tax settlement of $55,579.

NET INCOME: Net income attributed to common stockholders was $56,755 or $0.02 per basic and diluted share for the three-month period ending December 31, 2021 as compared to $4,204 or $0.00 per basic and diluted share for December 31, 2020. Net income attributed to common stockholders was $55,184 or $0.02 per basic and diluted share for the six-month period ending December 31, 2021 as compared to $726 or $0.00 per basic and diluted share for December 31, 2020. The fluctuations are mainly attributable to general & administrative expenses, currency fluctuations, and other income.

LIQUIDITY AND CAPITAL RESOURCES: At December 31, 2021 and June 30, 2021, the Company had cash and cash equivalents of $99,177 and $49,979 respectively. At December 31, 2021 and June 30, 2021, the Company had a working capital deficit of $229,139 and $145,907 respectively. The change in cash is primarily due to the income tax benefit of ANV. The decrease in the working capital deficit is primarily related to the operations of ANV.

Net cash provided by operating activities for six-month period ending December 31, 2021 and December 31, 2020 was $73,551 and $22,433, respectively. The increase was primarily due to the income tax benefit of ANV

Net cash used-in financing activities for six-month period ending December 31, 2021 and December 31, 2020 was $(20,877) and $(19,244) respectively. Net cash used in financing activities for both periods is related to the company’s borrowings from banks, officers and directors, and the repayment of debt.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded as of December 31, 2021 that our disclosure controls and procedures were not effective at ensuring that the material information required to be disclosed in the Exchange Act reports is recorded, processed, summarized and reported as required in applicable SEC rules and the Company’s filed 10-K.

Changes in Internal Control over Financial Reporting

During the three and six month periods ended December 31, 2021, there were no changes in our internal control over financial reporting identified in connection with managements evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II

ITEM 1: LEGAL PROCEEDINGS

During the period ending December 31, 2021, there were pending or threatened legal actions as follows:

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

During three and six month periods ending December 31, 2021, the Company filed no reports on Form 8-K for events occurring during the periods.

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

____________

*Filed herewith

SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 28, 2022	By:	/s/ Robert E. Wolfe
Robert E. Wolfe
Chairman of the Board and Chief Executive Officer and Principal Financial Officer

