Form 10-K
period 2022-06-30
ADVANCED OXYGEN TECHNOLOGIES INC
filed 2022-09-28
CIK 352991

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022

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

 No

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer”, “an accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of Common Stock at December 31, 2021 held by non-affiliates approximated $498,535 based upon the average bid and asked prices for a share of Common Stock on that date. For purposes of this calculation, persons owning 10% or more of the shares of Common Stock are assumed to be affiliates, although such persons are not necessarily affiliates for any other purpose.

As of September 27, 2022, there were 3,292,945 issued and outstanding shares of the registrant’s Common Stock, $0.01 par value.

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

AOXY, incorporated in Delaware in 1981 under the name Aquanautics Corporation, was, from 1985 until May 1995, a startup specialty materials company producing new oxygen control technologies. From May of 1995 through December of 1997 AOXY had minimal operations and was seeking funding for operations and companies to which it could merge or acquire. In March of 1998 AOXY began operations in California. From 1998 through 2000, the business consisted of producing and selling CD-ROMS for conference events, advertisement sales on the CD’s, database management and event marketing all associated with conference events. From 2000 through March of 2003, the business consisted solely of database management. From 2003 through April 2005, the business operations were derived totally from the Company’s wholly owned business, IP Service, ApS, a Danish IP security vulnerability company (“IP Service”). Business operations have been solely derived from ANV and Sharx.

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

STOCK ACQUISITION AGREEMENT, 12/18/1997

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

PURCHASE AGREEMENT, 12/18/1997

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

ACQUISITION OR DISPOSITION OF ASSETS, 03/09/1998.

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

PURCHASE AGREEMENT OF 1/29/1999

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

SUBDIVISION AND SALE OF REAL ESTATE OF MARCH 3, 2006

Pursuant to an acquisition agreement (“Acquisition Agreement”), on March 3, 2006 Anton Nielsen Vojens ApS , a wholly owned subsidiary of Advanced Oxygen Technologies, Inc. (“AOXY”) entered into an agreement to sub divide and sell a 3,300 M2 portion of its Vojens City property (‘Property”) for Two Million Three hundred Thousand Danish Krone (2.300.000 DKK) to Ejendomsselskabet Ostergade 67 ApS, a Danish company (“EO”). Under the terms of the Acquisition Agreement: EO purchased the Property in an as is condition, and was responsible for all costs of the transaction including but not limited to: sub division costs, legal, financial, 1/2 the filing costs, deed transfer costs (ANV was responsible for the survey costs and 1/2 the filing costs).

INCORPORATION OF SHARX INC. AND SHARX DK ApS OF APRIL 2020

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

COMPETITION:

The Company’s subsidiary ANV revenues are currently derived from its lease revenues of its commercial real estate holding. With the global changes in the economies during the year ended June 30, 2022, the Company’s direct competition would be other vacant commercial real estate entities. The Company believes that there are no identifiable direct competitors.

The Company’s subsidiary Sharx revenues are derived from commission from its sales of cargo security straps and tie downs. Sharx had no revenues for the period ending June 30, 2022.  The load restraint equipment market in the United States and Europe is dominated by large companies such as Dottie Down, USA Ratchet, LLC, Ratchet Straps, USA, Kinedyne, LLC, The Rachet Depot, Inc., The Forankra Group, and GTF Factors, Ltd, each of which have far greater capital and operational resources than us. Our products will directly compete in the load restraint markets dominated by these major competitors. In this market, competitive factors include price, product offerings, value-added service programs, service and delivery, credit terms, and customer support.

CUSTOMERS:

The Company’s subsidiary ANV currently has one customer, Circle K Denmark A/S, formerly StatOil AS., Copenhagen Denmark.

The Company’s subsidiary Sharx had zero retail customers for the year ending June 30, 2021 and zero for the year ending June 30, 2022. Sharx has had no sales of product due to the manufacturer’s inability to produce and deliver product to Sharx due to COVID.

EMPLOYEES:

As of June 30, 2022 the Company had a total of 2 employees.

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

WE ARE SUBJECT TO RISKS ASSOCIATED WITH FOREIGN CURRENCY

ANV and Sharx DK ApS are Danish companies with operations only in Denmark. During the year ended June 30, 2022 and 2021, foreign revenues accounted for 100% of our total revenue. As a result, we are subject to risks associated with generating revenue in multiple countries, including:

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

WE ARE SUBJECT TO RISKS ASSOCIATED WITH OPERATIONS THAT HAVE A CONCENTRATION OF CUSTOMERS

ANV has only one customer. There is no guarantee that this customer will remain solvent, and or continue with the Company in the same manner as it is now. As such, if ANV were to lose this customer, 100% of ANV’s revenues would be lost representing a 100% decrease in the Company’s revenues.

Sharx DK ApS (“Sharx”) had zero retail customers for the year ending June 30, 2021 and zero for the year ending June 30, 2022.   The manufacturer of the products that Sharx sells has had no product available for Sharx to sell due to COVID and supply chain interruption.

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

ITEM 3. LEGAL PROCEEDINGS

During the period ending June 30, 2022, the pending or threatened legal actions as follows:

None

ITEM 4: MINE SAFETY DISCLOSURES.

Not applicable.

 PART II

ITEM 5. MARKET OF COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

HOLDERS

At June 30, 2022 the company had 1,557 shareholders of record. At June 30, 2022, the closing bid price of the Company’s Common Stock as reported by the National Quotation Bureau, Inc., was $0.20.

DIVIDENDS

We have not paid or declared any dividends on our common stock since our inception. Our Board of Directors does not expect to declare cash dividends on our common stock in the near future. We anticipate that we will retain our future earnings to finance the continuing development of our business.

RECENT SALES OF UNREGISTERED SECURITIES

None.

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

Revenue Recognition

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

Rental Revenue

Rental revenue is derived from the Commercial Property lease in which quarterly payments are received pursuant to the property lease which is in effect until 2026. We recognize revenue when we have satisfied a performance obligation by transferring control over a product or delivering a service to a client. We measure revenue based upon the consideration set forth in an arrangement or contract with a client. We recognize revenue from these services when the services are completed. If we are paid in advance for these services, we record such payment as a contract liability until we complete the services. As of June 30, 2022, the Company recorded $2,929 of contract liabilities in connection to rental revenues.

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

Earnings per Share:

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of June 30, 2022 and June 30, 2021 there were 10,000 and 10,000, potential dilutive shares that need to be considered as common share equivalents and because of the net income for June 30, 2022 and 2021, the effect of these potential common shares is dilutive.

Cash and Cash Equivalents:

For purposes of the statement of cash flows, the Company considers all highly-liquid investments purchased with original maturities of three months or less to be cash equivalents.

The Company maintains its cash in bank deposit accounts which, at June 30, 2022 did not exceed federally insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on such amounts.

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

New Accounting Pronouncements already adopted:

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes. ASU 2019-12 is intended to simplify accounting for income taxes. It removes certain exceptions to the general principles in Topic 740 and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years, which is fiscal 2022 for us, with early adoption permitted. The new guidance was adopted on July 1, 2021.

New Accounting Pronouncements Not Yet Adopted

Other recent accounting pronouncements issued by the FASB did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

RESULTS OF OPERATIONS OF FISCAL YEAR 2022 COMPARED TO FISCAL YEAR 2021

REVENUES. Revenues from operations were $39,515 in 2022 compared to $41,421 in 2021. The decrease was attributable to no sales of cargo security products from the Company’s subsidiary Sharx in 2022 or 2021. The following table summarizes the Company’s revenue allocations:

Year ending June 30,	2022	2021
Subsidiary ANV Lease Revenues	$39,515	$41,421
Subsidiary Sharx commissions from the sales of cargo security products	—	—
Total	$39,515	$41,421

GENERAL AND ADMINISTRATIVE EXPENSES. G&A expenses were $7,336 in 2022 compared to $8,646 in 2021. The expenses are attributable to the Company’s SEC compliance and accounting costs.

PROFESSIONAL EXPENSES. The professional expenses were $19,218 in 2022 compared to $16,100 in 2021. The expenses were attributable to the ordinary audit of $17,000 and $2,218 attributable to transfer agent fees for 2022, and 2021.

OTHER INCOME. Other income was $53,902 in 2022 compared to $0 in 2021 and mainly attributable to the gain on a tax refund.

NET INCOME. Net income attributed to common stockholders was $56,992 or $0.02 per share for 2022 as compared to $5,746 or $0.00 per share for 2021and mainly attributable to the gain on a tax settlement.

LIQUIDITY AND CAPITAL RESOURCES. As of June 30, 2022 the Company had $94,216 of cash and cash equivalents and working capital deficit of $113,179 compared to June 30, 2021 the Company had $49,979 of cash and cash equivalents and working capital deficit of $145,907. The change in cash is primarily due to the ANV’S payment of debt and normal operations. The decrease in the working capital deficit is primarily related to the operations of the Subsidiary.

Net cash provided by operating activities for 2022 and 2021 was $89,592 and $37,714 respectively. The increase was primarily due to the gain on a tax settlement.

Net cash (used for) investing activities for 2022 and 2021 was $0 and $0 respectively.

Net cash (used for) financing activities for 2022 and 2021 was ($33,278) and ($33,504) respectively. Net cash used for financing activities for both periods is related to the repayment of debt and related party debt.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE MARKET DISCLOSURES ABOUT RISK

Not required.

ITEM 8. AUDITED CONSOLIDATED FINANCIAL STATEMENTS

See the consolidated financial statements on Exhibit F for the period ending June 30, 2022 and June 30, 2021.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURE

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded as of June 30, 2022 that our disclosure controls and procedures were not effective at ensuring that the material information required to be disclosed in the Exchange Act reports is recorded, processed, summarized and reported as required in applicable SEC rules and the Company’s filed 10-K.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of June 30, 2022.

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

Changes in Internal Control over Financial Reporting

During the twelve month period ended June 30, 2022, there were no changes in our internal control over financial reporting identified in connection with managements evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

ITEM 9B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Set forth below is information regarding the Company’s directors and executive officers, including information furnished by them as to their principal occupations for the last five years, other directorships held by them and their ages as of June 30, 2022. All directors are elected for one-year terms, which expire as of the date of the Company’s annual meeting.

Name	Age	Position	Director Since:
Robert E. Wolfe	59	Chairman of the Board, CEO, and CFO	1997
Lawrence Donofrio	71	Director	2003

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

Audit Committee Financial Expert

As of June 30, 2022, we do not have an audit committee financial expert, as that term is defined in Item 407(d)(5) of Regulation S-B, because at this time our current level of operations and the cost of retaining such a financial expert are prohibitive. The Board of Directors as a whole fulfilled the duties normally assigned to an audit committee.

Code of Ethics

As of June 30, 2022, we have a code of ethics that applies to our Principal Executive Officer and Principal Financial and Accounting Officer(s) and to all of our staff. While we are a small company we believe that our code of ethics directs the Company to practice its business in an ethical way.

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

ITEM 11. EXECUTIVE COMPENSATION

Robert Wolfe, Chairman, CEO and CFO waived his $500,000 annual salary for the year ending June 30, 2022. No other officer or director received any compensation from the Company during the last fiscal year. The Company paid no bonuses in the last three fiscal years ended June 30, 2022 to officers or other employees.

The following table sets forth the total compensation paid or accrued to its Chief Executive Officer and Chief Financial Officer, Robert E. Wolfe during the fiscal year ending June 30, 2022. There were no other corporate officers in any of the last three fiscal years.

EXECUTIVE COMPENSATION

Name	Year	Salary	Bonus	Compensation	Awards	Awards	Other

Robert E. Wolfe(1)	2022	—	—	—	—	—	—
	2021			—
	2020	—	—	113,000	—	—	—

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

OPTION GRANTS DURING 2022; VALUE OF OPTIONS AT YEAR-END

The following tables set forth certain information covering the grant of options to the Company’s Chief Executive Officer and Chief Financial Officer, Robert E. Wolfe during the fiscal year ended June 30, 2022 and unexercised options held as of that date. Mr. Wolfe did not exercise any options during fiscal 2022.

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

Compensation Pursuant to Plans

The Company has three plans (the “Plans”) under which its directors, executive officers and employees may receive compensation. The principal features of the 1981 Long-Term Incentive Plan (the “1981 Plan”), the 1988 Stock Option Plan (the “1988 Plan”), and the Non-Employee Director Plan (the “Director Plan”) are described below. During the fiscal year ended June 30, 1994, the Company terminated its tax qualified cash or deferred profit-sharing plan (the “401(k) Plan”). During fiscal 2022, no executive officer received compensation pursuant to any of the Plans.

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

Issuable Shares

As of September 20, 1995, approximately 374,000 shares of Common Stock had been issued upon the exercise of options granted under the Option Plans, no shares of Common Stock were subject to outstanding options under the Options Plans and 626,000 shares of Common Stock were available for issuance under future option grants. From July 1, 1991 to September 20, 1995, options were granted at exercise prices ranging from $1.22 to $8.15 per share. The exercise price of each option was equal to 85% of the closing bid price of Company’s Common Stock as reported on the NASDAQ Over the Counter Bulletin Board Exchange. Due to employee terminations, all options became void in August 1995. As of September 30, 2001, 1,000,000 shares of Common Stock were available for issuance under future option grants and were still available at June 30, 2022.

Board of Directors Compensation

As of June 30, 2022 the directors did not receive any compensation for serving as members of the Board.

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

During the fiscal year ended June 30, 2022, no options were granted to non-employee Board members.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of June 30, 2022, by (i) all those known by the Company to be beneficial owners of more than 5% of its Common Stock; (ii) all directors; and (iii) all officers and directors of the Company as a group.

Name and Address of Beneficial Owner	No. Shares fully diluted	Percent ownership
Robert E. Wolfe, Randolph, VT, Chairman, CEO, CFO	1,004,500	30.41%
Hennistone Projects Ltd.2 Eastglade Northwood Middlessex, HA6 3LD UK	588,000	17.80%
Crossland Ltd. Belize, 60 Market Square, PO Box 364, Belize City, Belize, Central America	315,625	9.56%
Crossland, ltd. 104B Saffrey Square, Nassau, Bahamas	296,875	8.99
Lawrence Donofrio, San Diego, CA, Director	—	0.00
5% Shareholders Total:	2,205,000	66.76%

Officers and Directors		%
Robert E. Wolfe, Randolph, VT, Chairman, CEO, CFO	1,004,500	30.41%
Lawrence Donofrio, San Diego, CA, Director	—	0.00%
Directors and Officers Total:	1,004,500	30.41%

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

On February 3, 2006 the Company purchased 100% of the stock of Anton Nielsen Vojens ApS, a Danish company from Borkwood Development Ltd., a prior shareholder of AOXY. At the time of the transaction, a director of Borkwood Development, Ltd., Aage Madsen was also a director of Anton Nielsen Vojens ApS. As of May 25, 2007, Mr. Madsen is not a director, owner, beneficiary or affiliate of the Company or its wholly owned subsidiary Anton Nielsen Vojens, ApS.

Director Independence

During the year ended June 30, 2022, Robert Wolfe and Lawrence Donofrio served as our directors and only Mr. Donofrio is an independent director as he has no ownership, employment, or business interaction with the Company. We are currently traded on the Over-the-Counter Bulletin Board system and specifically the OTC PINK. The OTC PINK does not require that a majority of the Board be independent.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s auditors for the periods ending June 30, 2022 and June 30, 2021 were Sadler, Gibb & Associates, LLC, 344 W 13800 S, Suite 250, Draper, UT 84020. We have paid or expect to pay the following fees to Sadler, Gibb & Associates, LLC for work performed for the fiscal years ending June 30, 2022, and June 30, 2021, attributable to the audits of consolidated financial statements:

Year ending June 30,	2022	2021
Audit-Related Fees	$20,500	$14,500
Tax and consulting Fees	$—	$—
Other fees	$—	$—

The aggregate fees billed include amounts for interim reviews and the audit of the consolidated financial statements for 2022.

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

The board has reviewed the fees paid to Sadler, Gibb & Associates, LLC and In-Revision. The board has also adopted policies and procedures to approve audit and non-audit services provided in the fiscal year 2022 by Sadler, Gibb & Associates, LLC and In-Revision. These policies and procedures involve annual pre-approval by the board of the types of services to be provided by our independent auditor and fee limits for each type of service on both a per-engagement and aggregate level. The board may additionally ratify certain de minimis services provided by the independent auditor without prior board approval, as permitted by the Sarbanes-Oxley Act and rules of the SEC promulgated thereunder.

PART IV

ITEM 15: EXHIBITS AND REPORTS ON FORMS 8K,

Reports filed on Form 8-K for the year ending June 30, 2022:

None

Exhibits

Exhibit Number	Description of the Document
3.1	Certificate of Incorporation as Amended and filed with the Secretary of State of Delaware effective on December 5, 2014 (1)
3.2	Bylaws
21.1*	Subsidiaries of Registrant
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith

(1)	Filed as an exhibit to the Company’s 8-K filed with the SEC on December 9, 2014 and incorporated herein by reference.

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

Date: September 27, 2022

By (Signature and Title):

/s/ Robert E. Wolfe
Robert E. Wolfe, CEO & Chairman of the Board

Date: September 27, 2022

By (Signature and title):

/s/ Lawrence Donofrio
Lawrence Donofrio, Director

EXHIBIT F

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Advanced Oxygen Technologies, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Advanced Oxygen Technologies, Inc.(“the Company”) as of June 30, 2022 and 2021, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2022 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2016.

Draper, UT

September 27, 2022

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	As of June 30,
	2022	2021
ASSETS
CURRENT ASSETS
Cash	$94,216	$49,979
Property tax receivable	1,117	1,274
Total Current Assets	95,333	51,253

Property and equipment	566,856	646,078

TOTAL ASSETS	$662,189	$697,331

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$-	$682
Contract liabilities	2,929	3,340
Taxes payable	51,111	48,108
Current portion of notes payable	16,889	19,250
Advances from a related party	137,583	125,780
Total Current Liabilities	208,512	197,160

Long Term Liabilities
Notes payable, net of current portion	134,008	154,232
Total Long-Term Liabilities	134,008	154,232

Total Liabilities	342,520	351,392

STOCKHOLDERS’ EQUITY-
Convertible preferred stock, Series 2, par value $0.01; authorized 10,000,000 shares; issued and outstanding 5,000 At June 30, 2022 and June 30, 2021	50	50

Convertible preferred stock, Series 3, par value $0.01; authorized 1,670,000 shares, zero shares issued and outstanding	—	—

Convertible preferred stock, Series 5; no par value,1 share authorized and zero shares issued and outstanding, respectively	—	—

Common stock, par value $0.01; At June 30, 2022 and June 30, 2021, authorized 60,000,000 shares; issued and outstanding 3,292,945 and 3,292,945 shares, respectively	32,929	32,929

Additional paid-in capital	21,057,116	21,057,116

Accumulated other comprehensive income (loss)	(5,820)	77,442

Accumulated deficit	(20,764,606)	(20,821,598)

TOTAL STOCKHOLDERS’ EQUITY	319,669	345,939
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$662,189	$697,331

See accompanying notes to consolidated financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Years ended June 30,
	2022	2021
Revenues
Rent Revenues	$39,515	$41,421
Total Revenues	39,515	41,421

Operating Expenses
General and Administrative	7,336	8,646
Professional fees	19,100	16,100
Total Operating Expenses	26,436	24,746

Income (Loss) from operations	13,079	16,675
Other income (expenses)
Interest (Expense)	(1,940)	(2,684)
Gain on Tax Settlement	53,902	-
Total Other Income (Expenses)	51,962	(2,684)

Income before Income Taxes	65,041	13,991
Income Taxes Expense	8,049	8,245

NET INCOME(LOSS)	$56,992	$5,746

Weighted Average number of common shares outstanding
Basic	3,292,945	3,292,945
Diluted	3,302,945	3,302,945

Basic earnings per Share	$0.02	$0.00
Dilutive earnings per Share	$0.02	$0.00

OTHER COMPREHENSIVE INCOME (LOSS)
NET INCOME	56,992	5,746
Foreign Currency Translation Adjustments	$(83,262)	34,216
TOTAL COMPREHENSIVE INCOME (LOSS)	$(26,270)	$39,962

See accompanying notes to consolidated financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended June 30, 2022 and 2021

	Preferred Stock Convertible Series 2		Common Stock		Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balance at June 30, 2020	5,000	$50	3,292,945	$32,929	$21,057,116	$(20,827,344)	$43,226	$305,977
Foreign Currency Translation Adjustment	—	—	—	—	—	—	34,216	34,216
Net Income	—	—	—	—		5,746	—	5,746
Balance at June 30, 2021	5,000	50	3,292,945	32,929	21,057,116	(20,821,598)	77,442	345,939

Foreign Currency Translation Adjustment	—	—	—	—	—	—	(83,262)	(83,262)
Net Income						56,992		56,992
Balance at June 30, 2022	5,000	$50	3,292,945	$32,929	$21,057,116	$(20,764,606)	$(5,820)	$319,669

 See accompanying notes to consolidated financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2022	2021
Cash flows from operating activities:

Net income	$56,992	5,746
Adjustments to reconcile net income to net cash provided by operating activities
Expenses paid on behalf of the company by a related party	23,779	21,201
Changes in operating assets and liabilities
Accounts payable	(682)	682
Taxes payable	9,503	10,085
Net cash provided by operating activities	89,592	37,714

Cash flow from financing activities:
Repayment of related party debt	(16,139)	(14,609)
Repayment of long-term debt	(17,139)	(18,895)
Net cash used in financing activities	(33,278)	(33,504)
Change due to FX Translation	(12,077)	(2,166)
NET CHANGE IN CASH	44,237	6,376

Cash at beginning of period	$49,979	$43,603
Cash at end of period	$94,216	$49,979
Supplemental Disclosures of Cash Flow Information
Cash paid for Interest	$1,940	$2,684
Cash paid for Income Taxes	$7,939	$2,413

See accompanying notes to the consolidated financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS:

Organization:

Advanced Oxygen Technologies Inc., (“Advanced Oxygen Technologies”, “AOXY”, or the “Company”), was incorporated in Delaware in 1981 under the name Aquanautics Corporation and was, from 1985 until May 1995, a startup stage specialty materials company producing new oxygen control technologies. From May of 1995 through December of 1997 the Company had minimal operations and was seeking funding for operations and companies to which it could merge or acquire. In March of 1998 the Company began operations again in California. From 1998 through 2000, the business produced and sold CD- ROMS for conference events, advertisement sales on the CD’s, database management and event marketing all associated with conference events. From 2000 through March of 2003, the business consisted solely of database management. From 2003 through April 2005, the business operations were derived totally from the Company’s wholly owned business, IP Service, ApS, a Danish IP security vulnerability company (“IP Service”). Since then, business operations have been solely derived from its wholly owned subsidiaries Anton Nielsen Vojens, ApS (“ANV”), Sharx Inc. and its wholly owned subsidiary Sharx DK ApS (collectively “Sharx”).

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

Sharx DK ApS is a Danish company, incorporated in 2020. On June 30, 2020, Sharx DK ApS, entered into a Distribution Agreement (the “Distribution Agreement” Exhibit 10.1) with a third party vendor, Cleaver ApS, a Danish corporation (“Cleaver”), whereby Cleaver has appointed the Company as Cleaver’s nonexclusive distributor of its products in Europe, South America and North America. Cleaver is a manufacturer of a line of products for the logistics and cargo industry.  Sharx had no activity for the period ending June 30, 2022.

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

Rental Revenue

Rental revenue is derived from the Commercial Property lease in which quarterly payments are received pursuant to the property lease which is in effect until 2026. We recognize revenue when we have satisfied a performance obligation by transferring control over a product or delivering a service to a client. We measure revenue based upon the consideration set forth in an arrangement or contract with a client. We recognize revenue from these services when the services are completed. If we are paid in advance for these services, we record such payment as a contract liability until we complete the services. As of June 30, 2022, the Company recorded $2,929 of contract liabilities in connection to rental revenues.

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

The Company maintains its cash in bank deposit accounts which, at June 30, 2022 did not exceed federally insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on such amounts.

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

Earnings per Share:

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of June 30, 2022 and June 30, 2021 there were10,000 and10,000, potential dilutive shares that need to be considered as common share equivalents and because of the net income for June 30, 2022, the effect of these potential common shares is dilutive.

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

New Accounting Pronouncements already adopted:

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes. ASU 2019-12 is intended to simplify accounting for income taxes. It removes certain exceptions to the general principles in Topic 740 and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years, which is fiscal 2022 for us, with early adoption permitted. The new guidance was adopted on July 1st, 2021.

New Accounting Pronouncements Not Yet Adopted

None.

Other recent accounting pronouncements issued by the FASB did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 3 - REVENUE:

The Company’s subsidiary, Anton Nielsen Vojens, ApS has one customer who is a non-related party and leases property from the Company. Rent revenues related to the operating lease are recognized as earned. The Company’s subsidiary Sharx DK ApS had zero retail customers for the year ending June 30, 2021 and zero for the year ending June 30, 2022.The Company has determined that is an agent of the manufacturer and collects commission revenue at or before the delivery of product.

The Company disaggregates revenues by revenue type and geographic location. See the below tables:

	Year Ended June 30,
Revenue Type	2022	2021
Real Estate Rental	$39,515	$41,421
Commission Revenues	—	—
Total Sales by Revenue Type	$39,515	$41,421

The Company’s derives revenues from 100% of foreign revenues. For the period ending June 30, 2022 and June 30, 2021 the major geographic concentrations were as follows:

	Geographic Regions for the Twelve Months Ended June 30,
Revenue Type	2022	2021
International	$39,515	$41,421
Domestic	—	—
Total Sales by Geographic Location	$39,515	$41,421

NOTE 4 – PROPERTY & EQUIPMENT:

The Land owned by the Company’s wholly owned subsidiary constitutes the largest asset of the Company. During the period ending June 30, 2022 the Company recorded a decrease in the carrying value of the Land of $(79,222), due to the currency translation difference. The carrying value of the Land of the Company was as follows:

	Carrying Value of Land at June 30,
	2022	2021

US Dollars	$566,856	$646,078

NOTE 5 - RELATED PARTY TRANSACTIONS:

Crossfield, Inc., a company of which the CEO, Robert Wolfe is an officer and director, has made advances to the Company which are not collateralized, non-interest bearing, and payable upon demand. At June 30, 2022 and 2021, the Company had a balance of $137,583 and $125,780 respectively. During the twelve-month period ended June 30, 2022 and 2021 expenses paid on behalf of the Company were $23,779 and $21,201 respectively. The Company repaid $16,139 of the advancement during the year ending June 30, 2022.

NOTE 6 - NOTES PAYABLE:

During 2006, the Company issued a promissory note (“Note”) for $650,000, payable to the Borkwood Development Ltd, a previous shareholder of the Company (“Seller”), payable and amortized monthly and carrying an interest at 5% per year. The Company has the right to prepay the note at any time with a notice of 14 days. To secure the payment of principal and interest the Sellers will receive a perfect lien and security interest in the Shares in the company ANV until the note with accrued interest is paid in full, and, 2) In the case that the Note has not been repaid within 12 months from the day of closing the Sellers have the right to convert the debt to common stock of Advanced Oxygen Technologies, Inc. in an amount of non-diluted shares calculated on the conversion Date, equal to the lesser of : a) Six hundred and Fifty thousand (650,000) or the Purchase Price minus the principal payments made by the buyer, whichever is greater, divided by the previous ten day closing price of AOXY as quoted on the national exchange, or b) Fifteen million shares, whichever is lesser. The Note has been extended until July 1, 2023, prior to period end and interest waived through the period ending June 30, 2023. As of June 30, 2022, the unpaid balance was $127,029.

The Company has a note payable with a bank (“Note B”). The original amount of Note B was kr1,132,000 Danish Krone (kr). Note B is secured by the subsidiary’s real estate, with a 2.00% interest rate and 1.5 years left on the term. The balance on the note as of June 30, 2022 was $23,868. During the period ended June 30, 2022, the Company paid $16,889, in principal payments and $1,940 in interest.

The Company’s commitments and contingencies are $16,889 for 2022. See below table for the years 2022 through 2024 with total principal payments due on outstanding notes payable of $150,897. The amounts stated reflect the Company’s commitments in the currencies that those commitments were made and the amounts are an estimate of what the US dollar amount would be if the currency rates did not change.

Year	Amount
2022	$16,889
2023	144,258
2024	6,639
Total	$150,897
Less: Long-term portion of notes payable	(134,008)
Notes payable, current portion	$16,889

The amounts stated reflect the Company’s commitments in the currencies that those commitments were made and the amounts are an estimate of what the US dollar amount would be if the currency rates did not change going forward.

NOTE 7 - INCOME TAXES:

As of June 30, 2022, the Company had federal and state net operating loss carryforwards of approximately $20,708,596 of which approximately $29,168 may be utilized to offset future taxable income. Section 382 of the Internal Revenue Code imposes substantial restrictions on the utilization of net operating loss and tax credit carryforwards when a change in ownership occurs. No deferred tax debits have been recorded because it is considered unlikely that they will be realized. The loss carryforwards will expire during the fiscal years ended June 30 as follows:

Year	Amount
2022	$29,168
Total	$29,168

The overall effective tax rate differs from the federal statutory tax rate of 21% due to operating losses and other deferred assets not providing benefit for income tax purposes.

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the Company’s effective rate is as follows at June 30, 2022 and 2021:

	2022	2021
United States Statutory Income tax Rate	21%	21%
Increase (Decrease) in rate on income subject to Danish income tax rates	1%	1%
Decrease in rate resulting from Non-Deductible expenses	—	—

Income Tax Expense	22%	22%

The components of income tax expense (benefit) from continuing operations for the years ended June 30, 2022 and 2021 consisted of the following:

Current Tax Expense	2022	2021
Danish Income Tax Expense (Benefit)	$8,049	$8,245
Federal US Income Tax Expense (Benefit)
Current	—	—
Deferred	—	—
Total Income Tax Expense	$8,049	$8,245

Deferred income tax expense/ (benefit) results primarily from the reversal of temporary timing differences between tax and financial statement income.

The Company had deferred tax income tax assets as of June 30, 2022 and 2021 as follows:

	2022	2021
Net operating loss carryforwards	$4,363,579	$4,373,509

Valuation allowance	(4,363,579)	(4,373,509)
Total net deferred tax assets	$—	$—

The Company has maintained a full valuation allowance against the total deferred tax assets for all period due to the uncertainty of future utilization.

NOTE 8 – STOCKHOLDERS’ EQUITY:

Common Stock:

The Company is authorized to issue 60,000,000 shares of Common stock, par value $0.01; At June 30, 2022 and June 30, 2021there were 3,292,945 and 3,292,945 shares issued and outstanding, respectively.

Preferred Stock:

Series 2 Convertible Preferred Stock:

The Company is authorized to issue 10,000,000 shares of $0.01 par value of series 2 convertible preferred stock. Each Series 2 preferred share also includes one warrant to purchase two common shares for $5.00. The warrants are exercisable over a three-year period. In the event of the liquidation of the Company, holders of Series 2 preferred stock would be entitled to receive $5.00 per share, plus any unpaid dividends declared on the Series 2 preferred stock from the funds remaining after the Company’s creditors, including directors, have been paid. There have been no dividends declared. There are 177,000 Series 2 Convertible Preferred shares designated. As of June 30, 2022, and June 30, 2021 there are 5,000 shares issued, which are convertible into 10,000 common shares. There are no warrants outstanding that have been issued in connection with these preferred shares.

Series 3 Convertible Preferred Stock:

The Company has designated 1,670,000 shares of series 3 convertible preferred stock with a par value $0.01.  Each share automatically converts on March 2, 2000 into either (a) one (1) share of the Company’s common stock if the average closing price of the common stock during the ten trading days immediately prior to March 1, 2000 is equal to or greater than sixty-six cents ($0.66) per share, or (b) one and one-half (1 1/2) shares of common stock if the average closing price of the common stock during the ten trading days immediately prior March 1, 2000 is less than sixty-six cents ($0.66) per share. There were zero shares of Series 3 Convertible Preferred Stock converted to common stock.  There are zero shares issued and outstanding at June 30, 2022 and 2021.

Series 5 Convertible Preferred Stock:

The Company has designated1share of series 5 convertible preferred stock, no par value. There is 1 Series 5 Convertible Preferred shares designated. The shares are collectively convertible to common stock of the Company on March 5, 2004, in an amount equal to the greater of a.) 290,000 shares divided by the ten day closing price, prior to the date of acquisition of IPS, of the Company’s common stock as quoted on the national exchange and not to exceed twenty million shares, or b.) six million shares. There were zero shares of Series 5 Convertible Preferred Stock converted to common stock.  There are0 zero shares issued and outstanding at June 30, 2022 and 2021.

NOTE 9 – SEGMENT AND GEOGRAPHIC INFORMATION

Segment Performance

We have three reporting segments:

●	The ANV lease segment which leases land in Denmark by long term leases.
●	The Sharx’s segment which generate commissions for the sale cargo security products.
●	The Corporate segment, Advanced Oxygen Technologies, Inc. which does not generate revenues, but has administrative expenses.

The following table summarizes financial information regarding each reportable segment’s results of operations for the periods presented:

	Year Ended June 30,
	2022	2021

Revenue by segment
Lease revenues	$39,515	$41,421
Commission revenues from security product sales	—	—
Corporate revenues	—	—
Total revenue	$39,515	$41,421

Segment profitability
Lease income (loss)	$82,442	$29,232
Commission income (loss) from security product sales	(2,354)	(1,603)
Corporate income (loss)	(23,096)	(21,883)
Total segment profitability	$56,992	$5,746

The following table presents net sales, based on the location in which the sale originated, and long-lived assets, representing property, plant and equipment, net of related depreciation, by geographic region. All of the assets are land that are held by the Company’s subsidiary, ANV.

Year Ending June 30:	2022	2021
Net Sales
United States	$—	$—
Denmark	39,515	41,421
Total	$39,515	$41,421

Long-Lived Assets
United States	$—	$—
Denmark	566,856	646,078
Total	$566,856	$646,078

Year Ended June 30, 2022
	ANV	Sharx	Corporate	Total

Net sales	$39,515	$—	$—	$39,515
Operating income (loss)	38,528	(2,354)	(23,095)	13,079
Interest expense	(1,940)	—	—	(1,940)
Goodwill	-	-	-	-
Depreciation and amortization	—	—	—	—
Total assets	$659,627	$2,412	$150	$662,189

Year Ended June 30, 2021
	ANV	Sharx	Corporate	Total

Net sales	$41,421	$—	$—	$41,421
Operating (loss) income	40,160	(1,601)	(21,884)	16,675
Interest expense	(2,684)	—	—	(2,684)
Goodwill	-	-	-	-
Depreciation and amortization	—	—	—	—
Total assets	$691,303	$5,878	$150	$697,331

NOTE 10 - SUBSEQUENT EVENTS:

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report.

