Form 10-Q
period 2022-12-31
ADVANCED OXYGEN TECHNOLOGIES INC
filed 2023-02-13
CIK 352991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of February 13, 2023, there were 3,292,945 issued and outstanding shares of the registrant’s Common Stock, $.01 par value.

ADVANCED OXYGEN TECHNOLOGIES, INC.

	INDEX	Page
PART I

Item I:	Financial Statements (unaudited)	3
	Condensed Consolidated Balance Sheets as of December 31, 2022 (unaudited) and June 30, 2022	3
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended December 31, 2022 and December 31, 2021 (unaudited)	4
	Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended December 31, 2022 and December 31, 2021 (unaudited)	5
	Condensed Consolidated Statements of Cash Flow for the six months ended December 31, 2022 and December 31, 2021 (unaudited)	7
	Notes to the Condensed Consolidated Financial Statements	8

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3:	Quantitative and Qualitative Disclosures about Market Risk	21
Item 4:	Controls and Procedures	21

PART II

Item 1:	Legal Proceedings	22
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3:	Defaults Upon Senior Securities	22
Item 4:	Mine Safety Disclosures	22
Item 5:	Other Information	22
Item 6.	Exhibits and Reports on Form 8-K	23
Signature		24

EXHIBIT 31.1, 31.2 Certifications of Officers		EX 31
EXHIBIT 32.1, 32.2 Certifications of Officers		EX 32
EXHIBIT 101.INS XBRL Instance		EX 101.INS
EXHIBIT 101.SCH XBRL Taxonomy Extension Schema Document		EX 101.SCH
EXHIBIT 101.CAL XBRL Taxonomy Extension Calculation Document		EX 101.CAL
EXHIBIT 101.DEF XBRL Taxonomy Extension Definition Document		EX 101.DEF
EXHIBIT 101.LAB XBRL Taxonomy Extension Labels Document		EX 101.LAB
EXHIBIT 101.PRE XBRL Taxonomy Extension Presentation Document		EX 101.PRE

PART 1: FINANCIAL INFORMATION

Item I: Condensed Consolidated Financial Statements for the three and six months ending December 31, 2022 (unaudited).

ADVANCED OXYGEN TECHNOLOGIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2022	June 30, 2022
ASSETS	(Unaudited)

CURRENT ASSETS
Cash	$101,854	$94,216
Property tax receivable	1,142	1,117
Total Current Assets	102,996	95,333

Property and equipment	578,766	566,856
TOTAL ASSETS	$681,762	$662,189

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	2,100	-
Contract liabilities	2,992	2,929
Taxes payable	57,523	51,111
Current portion of notes payable	142,647	16,889
Advances from a related party	143,889	137,583
Total Current Liabilities	349,151	208,512

Long Term Liabilities
Notes payable, net of current portion	-	134,008
Total Long-term Liabilities	-	134,008

Total Liabilities	349,151	342,520

STOCKHOLDERS’ EQUITY-
Convertible preferred stock, Series 2, par value $0.01; authorized 10,000,000 shares; issued and outstanding 5,000 at December 31, 2022 and June 30, 2022	50	50
Convertible preferred stock, Series 3, par value $0.01; authorized 1,670,000 shares; zero shares issued and outstanding	—	—
Convertible preferred stock, Series 5; no par value, 1 share authorized and zero shares issued and outstanding.	—	—
Common stock, par value $0.01; At December 31, 2022 and June 30, 2022, authorized 60,000,000 shares; issued and outstanding 3,292,945 shares and 3,292,945 shares, respectively	32,929	32,929
Additional paid-in capital	21,057,116	21,057,116
Accumulated other comprehensive income (loss)	8,123	(5,820)
Accumulated deficit	(20,765,607)	(20,764,606)
TOTAL STOCKHOLDERS’ EQUITY	332,611	319,669
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$681,762	$662,189

See accompanying notes to condensed unaudited consolidated financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the three months ended December 31,		For the six months ended December 31,
	2022	2021	2022	2021
Revenues
Rent Revenues	$9,382	$9,867	$18,358	$20,048
Total Revenues	9,382	9,867	18,358	20,048

Operating Expenses
General and Administrative	1,451	3,039	3,072	4,205
Professional fees	3,500	3,000	12,000	11,000
Total Operating Expenses	4,951	6,039	15,072	15,205

Income from operations	4,431	3,828	3,286	4,843
Other income (Expenses)
Interest (Expense)	(220)	(698)	(485)	(1,227)
Gain on Tax Settlement	-	55,579	-	55,579
FX Income	15	-	34	-
Total Other Income (Expenses)	(205)	54,881	(451)	54,352

Income Before Income Taxes	4,226	58,709	2,835	59,195
Income Taxes Expense	1,977	1,954	3,836	4,011

NET INCOME (LOSS)	$2,249	$56,755	$(1,001)	$55,184

Weighted Average number of common shares outstanding
Basic	3,292,945	3,292,945	3,292,945	3,292,945
Dilutive	3,302,945	3,302,945	3,292,945	3,302,945

Basic earnings per Share	$0.00	$0.02	$(0.00)	$0.02
Dilutive earnings per Share	$0.00	$0.02	$(0.00)	$0.02

OTHER COMPREHENSIVE INCOME (LOSS)
NET INCOME (LOSS)	$2,249	$56,755	$(1,001)	$55,184
Foreign Currency Translation Adjustments	$51,019	$(16,477)	$13,943	$(32,423)
TOTAL COMPREHENSIVE INCOME (LOSS)	$53,268	$40,278	$12,942	$22,761

See accompanying notes to condensed unaudited consolidated financial statements.

ADVANCED OXYGEN TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Six-Month Period Ending December 31, 2022 and 2021

(Unaudited)

	Preferred Stock Convertible Series 2		Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance at June 30, 2021	5,000	50	3,292,945	32,929	21,057,116	(20,821,598)	77,442	345,939
Net income	—	—	—	—	—	55,184	—	55,184
Foreign Currency Translation Adjustment	—	—	—	—	—	—	(32,423)	(32,423)

Balance at December 31, 2021	5,000	50	3,292,945	32,929	21,057,116	(20,766,414)	45,019	368,700

Balance at June 30, 2022	5,000	50	3,292,945	32,929	21,057,116	(20,764,606)	(5,820)	319,669
Net loss	—	—	—	—	—	(1,001)	—	(1,001)
Foreign Currency Translation Adjustment	—	—	—	—	—	—	13,943	13,943

Balance at December 31, 2022	5,000	50	3,292,945	32,929	21,057,116	(20,765,607)	8,123	332,611

See accompanying notes to condensed unaudited consolidated financial statements.

ADVANCED OXYGEN TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three-Month Period Ending December 31, 2022 and 2021

(Unaudited)

	Preferred Stock Convertible Series 2		Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance at September 30, 2021	5,000	50	3,292,945	32,929	21,057,116	(20,823,169)	61,496	328,422
Net income	—	—	—	—	—	56,755	—	56,755
Foreign Currency Translation Adjustment	—	—	—	—	—	—	(16,477)	(16,477)

Balance at December 31, 2021	5,000	50	3,292,945	32,929	21,057,116	(20,766,414)	45,019	368,700

Balance at September 30, 2022	5,000	50	3,292,945	32,929	21,057,116	(20,767,856)	(42,896)	279,343
Net income	—	—	—	—	—	2,249	—	2,249
Foreign Currency Translation Adjustment	—	—	—	—	—	—	(51,019)	(51,019)

Balance at December 31, 2022	5,000	50	3,292,945	32,929	21,057,116	(20,765,607)	8,123	332,611

See accompanying notes to condensed unaudited consolidated financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended December 31,
	2022	2021
Cash flows from operating activities:

Net Income (loss)	$(1,001)	55,184
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Expenses paid on behalf of the company by a related party	12,500	13,129
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	2,100	1,418
Taxes payable	5,115	3,820
Net cash provided by operating activities	18,714	73,551

Cash flow from financing activities:
Repayment of related party debt	(4,969)	(11,536)
Repayment of long-term debt	(8,316)	(9,341)
Net cash used in financing activities	(13,285)	(20,877)
Change due to Foreign Currency Translation	2,210	(3,476)
NET CHANGE IN CASH	7,638	49,198

Cash at beginning of period	$94,216	$49,979
Cash at end of period	$101,854	$99,177
Supplemental Disclosures of Cash Flow Information
Cash paid for Interest	$485	$1,227
Cash paid for Income taxes	$-	$-

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

Sharx DK ApS is a Danish company, incorporated in 2020. On June 30, 2020, Sharx DK ApS, entered into a Distribution Agreement (the “Distribution Agreement” Exhibit 10.1) with a third party vendor, Cleaver ApS, a Danish corporation (“Cleaver”), whereby Cleaver has appointed the Company as Cleaver’s nonexclusive distributor of its products in Europe, South America and North America. Cleaver is a manufacturer of a line of products for the logistics and cargo industry.  Sharx had no activity for the period ending December 31, 2022.

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

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The accompanying condensed consolidated financial statements are unaudited. In the opinion of management, all adjustments of a normal recurring nature, considered necessary for a fair presentation of financial position, results of operations, and cash flows at the dates and for the periods presented have been included. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year. All intercompany balances are eliminated in consolidation.

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

Rental Revenue

Rental revenue is derived from the Commercial Property lease in which quarterly payments are received pursuant to the property lease which is in effect until 2026. We recognize revenue when we have satisfied a performance obligation by transferring control over a product or delivering a service to a client. We measure revenue based upon the consideration set forth in an arrangement or contract with a client. We recognize revenue from these services when the services are completed. If we are paid in advance for these services, we record such payment as a contract liability until we complete the services. As of December 31, 2022, the Company recorded $2,992 of contract liabilities in connection to rental revenues.

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

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Cash and Cash Equivalents:

For purposes of the statement of cash flows, the Company considers all highly-liquid investments purchased with original maturities of three months or less to be cash equivalents.

The Company maintains its cash in bank deposit accounts which, at December 31, 2022 did not exceed federally insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on such amounts.

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

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARIES

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

As of December 31, 2022, and December 31, 2021 there were 10,000 and 10,000, potential dilutive shares that need to be considered as common share equivalents and because of the net loss, the effect of these potential common shares is anti-dilutive for the six-months ended December 31, 2022 and dilutive for six-months ended December 31, 2021. For the three-months ended December 31, 2022 and three-months December 31, 2021 the effect of these potential common shares is dilutive.

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARIES

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

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 3 - REVENUE:

The Company’s subsidiary, Anton Nielsen Vojens, ApS has one customer who is a non-related party and leases property from the Company. Rent revenues related to the operating lease are recognized as incurred. The Company’s subsidiary Sharx DK ApS had zero retail customers for the three and six month period ending December 31, 2022 and zero for the three and six month period ending December 31, 2021. The Company has determined that is an agent of the manufacturer and collects commission revenue at or before the delivery of product.

The Company disaggregates revenues by revenue type and geographic location. See the below tables:

	Three Months Ended December 31,
Revenue Type	2022	2021
Real Estate Rental	$9,382	$9,867
Commission Revenues	—	—
Total Sales by Revenue Type	$9,382	$9,867

	Six Months Ended December 31,
Revenue Type	2022	2021
Real Estate Rental	$18,358	$20,048
Commission Revenues	—	—
Total Sales by Revenue Type	$18,358	$20,048

The Company’s derives revenues from 100% of foreign revenues. For the period ending December 31, 2022 and December 31, 2021 the major geographic concentrations were as follows:

	Geographic Regions
	for the Three Months Ended December 31,
Revenue Type	2022	2021
International	$9,382	$9,867
Domestic	—	—
Total Sales by Geographic Location	$9,382	$9,867

	Geographic Regions
	for the Six Months Ended December 31,
Revenue Type	2022	2021
International	$18,358	$20,048
Domestic	—	—
Total Sales by Geographic Location	$18,358	$20,048

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 4 - PROPERTY AND EQUIPMENT:

The Land owned by the Company’s wholly owned subsidiary constitutes the largest asset of the Company. During the period ending December 31, 2022 the Company recorded an increase in the carrying value of the Land of $11,910, due to the currency translation difference. The carrying value of the Land of the Company was as follows:

	Carrying Value of Land at
	December 31, 2022	June 30, 2022
US Dollars	$578,766	$566,856

NOTE 5 - RELATED PARTY TRANSACTIONS:

Crossfield, Inc., a company of which the CEO, Robert Wolfe is an officer and director, has made advances to the Company which are not collateralized, non-interest bearing, and payable upon demand. At December 31, 2022 and June 30, 2022, the Company had a balance of $143,889 and $137,583 respectively. During the six-month period ended December 31, 2022 and 2021 expenses paid on behalf of the Company were $12,500 and $13,129 respectively. The Company repaid $4,969 of the advancement during the six month period ending December 31, 2022.

NOTE 6 - NOTES PAYABLE:

During 2006, the Company issued a promissory note (“Note”) for $650,000, payable to the Borkwood Development Ltd, a previous shareholder of the Company (“Seller”), payable and amortized monthly and carrying an interest at 5% per year. The Company has the right to prepay the note at any time with a notice of 14 days. To secure the payment of principal and interest the Sellers will receive a perfect lien and security interest in the Shares in the company ANV until the note with accrued interest is paid in full, and, 2) In the case that the Note has not been repaid within 12 months from the day of closing the Sellers have the right to convert the debt to common stock of Advanced Oxygen Technologies, Inc. in an amount of non-diluted shares calculated on the conversion Date, equal to the lesser of : a) Six hundred and Fifty thousand (650,000) or the Purchase Price minus the principal payments made by the buyer, whichever is greater, divided by the previous ten day closing price of AOXY as quoted on the national exchange, or b) Fifteen million shares, whichever is lesser. The Note has been extended until July 1, 2023, prior to period end and interest waived through the period ending June 30, 2023. As of December 31, 2022, the unpaid balance was $127,029.

The Company has a note payable with a bank (“Note B”). The original amount of Note B was kr 1,132,000 Danish Krone (kr). Note B is secured by the subsidiary’s real estate, with a 2.00% interest rate and 1 year left on the term. The balance on the note as of December 31, 2022 was $15,618. During the period ended December 31, 2022, the Company paid $(8,316) in principal payments and $485 in interest.

The Company’s commitments and contingencies are $135,867 for 2023. See below table for the years 2023 through 2024 with total principal payments due on outstanding notes payable of $142,647. The amounts stated reflect the Company’s commitments in the currencies that those commitments were made and the amounts are an estimate of what the US dollar amount would be if the currency rates did not change.

Fiscal Year Ending	Amount
2023	142,647
2024	-
Total	$142,647
Less: Long-term portion of notes payable	-
Notes payable, current portion	$142,647

The amounts stated reflect the Company’s commitments in the currencies that those commitments were made and the amounts are an estimate of what the US dollar amount would be if the currency rates did not change going forward.

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 7 - STOCKHOLDERS’ EQUITY:

Common Stock:

The Company is authorized to issue 60,000,000 shares of Common stock, par value $0.01; At December 31, 2022 and June 30, 2022 there were 3,292,945 and 3,292,945 shares issued and outstanding, respectively.

Preferred Stock:

Series 2 Convertible Preferred Stock:

The Company is authorized to issue 10,000,000 shares of $0.01 par value of series 2 convertible preferred stock. Each Series 2 preferred share also includes one warrant to purchase two common shares for $5.00. The warrants are exercisable over a three-year period. In the event of the liquidation of the Company, holders of Series 2 preferred stock would be entitled to receive $5.00 per share, plus any unpaid dividends declared on the Series 2 preferred stock from the funds remaining after the Company’s creditors, including directors, have been paid. There have been no dividends declared. There are 177,000 Series 2 Convertible Preferred shares designated. As of December 31, 2022, and June 30, 2022 there are 5,000 shares issued, which are convertible into 10,000 common shares. There are no warrants outstanding that have been issued in connection with these preferred shares.

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Series 3 Convertible Preferred Stock:

The Company has designated 1,670,000 shares of series 3 convertible preferred stock with a par value $0.01.  Each share automatically converts on March 2, 2000 into either (a) one (1) share of the Company’s common stock if the average closing price of the common stock during the ten trading days immediately prior to March 1, 2000 is equal to or greater than sixty-six cents ($0.66) per share, or (b) one and one-half (1 1/2) shares of common stock if the average closing price of the common stock during the ten trading days immediately prior March 1, 2000 is less than sixty-six cents ($0.66) per share. There were zero shares of Series 3 Convertible Preferred Stock converted to common stock.  There are zero shares issued and outstanding at December 31, 2022 and 2021.

Series 5 Convertible Preferred Stock:

The Company has designated 1 share of series 5 convertible preferred stock, no par value. There is 1 Series 5 Convertible Preferred shares designated. The shares are collectively convertible to common stock of the Company on March 5, 2004, in an amount equal to the greater of a.) 290,000 shares divided by the ten day closing price, prior to the date of acquisition of IPS, of the Company’s common stock as quoted on the national exchange and not to exceed twenty million shares, or b.) six million shares. There were zero shares of Series 5 Convertible Preferred Stock converted to common stock.  There are zero shares issued and outstanding at December 31, 2022 and 2021.

NOTE 8 - Segment and Geographic Information

Segment Performance

We have three reporting segments:

●	The ANV lease segment which leases land in Denmark by long term leases.
●	The Sharx’s segment which generate commissions for the sale cargo security products.
●	The Corporate segment, Advanced Oxygen Technologies, Inc. which does not generate revenues, but has administrative expenses.

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes financial information regarding each reportable segment’s results of operations for the periods presented:

	Six Months Ending December 31,
	2022	2021

Revenue by segment
Lease revenues	$18,358	$20,048
Commission revenues from security product sales	—	—
Corporate revenues	—	—
Total revenue	$18,358	$20,048

Segment profitability
Lease income (loss)	$13,599	$69,800
Commission income (loss)from security product sales	-	(70)
Corporate income (loss)	(14,600)	(14,546)
Total segment profitability	$(1,001)	$55,148

	Three Months Ending December 31,
	2022	2021

Revenue by segment
Lease revenues	$9,382	$9,867
Commission revenues from security product sales	—	—
Corporate revenues	—	—
Total revenue	$9,382	$9,867

Segment profitability
Lease income	$7,009	$62,505
Commission income (loss) from security product sales	15	(29)
Corporate income (loss)	(4,775)	(5,721)
Total segment profitability	$2,249	$56,755

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents net sales, based on the location in which the sale originated, and long-lived assets, representing property, plant and equipment, net of related depreciation, by geographic region. All of the assets are land that are held by the Company’s subsidiary, ANV.

Three Months Ending December 31:	2022	2021
Net Sales
United States	$-	$-
Denmark	9,382	9,867
Total	$9,382	$9,867

As of December 31, 2022 and June 30, 2022	Dec 31, 2022	June 30, 2022
Long-Lived Assets
United States	$-	$-
Denmark	578,766	566,856
Total	$578,766	$566,856

Six Months Ending December 31:	2022	2021
Net Sales
United States	$-	$-
Denmark	18,358	20,048
Total	$18,358	$20,048

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Three Months Ending December 31, 2022
	ANV	Sharx	Corporate	Total

Net sales	$9,382	$—	$—	$9,382
Operating income (loss)	$9,206	$—	$(4,775)	$4,431
Interest expense	$(220)	$—	$—	$(220)
Total assets	$679,199	$2,413	$150	$681,762

Three Months Ending December 31, 2021
	ANV	Sharx	Corporate	Total

Net sales	$9,867	$—	$—	$9,867
Operating (loss) income	$9,578	$(29)	$(5,721)	$3,828
Interest expense	$(698)	$—	$—	$(698)
Total assets	$710,150	$4,696	$150	$714,996

Six Months Ending December 31, 2022
	ANV	Sharx	Corporate	Total

Net sales	$18,358	$—	$—	$18,358
Operating income (loss)	$17,920	$(34)	$(14,600)	$3,286
Interest expense	$(485)	$—	$—	$(485)
Total assets	$679,199	$2,413	$150	$681,762

Six Months Ending December 31, 2021
	ANV	Sharx	Corporate	Total

Net sales	$20,048	$—	$—	$20,048
Operating income (loss)	$19,459	$(70)	$(14,546)	$4,843
Interest expense	$(1,227)	$—	$—	$(1,227)
Total assets	$710,150	$4,696	$150	$714,996

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

REVENUES: Revenues from operations for the three-month period ending December 31, 2022 and December 31, 2021 were $9,382 and $9,867 respectively, and for the six-month period ending December 31, 2022 and December 31, 2021 were $18,358 and $20,048 respectively. The decreases are attributable to currency fluctuations. The following table summarizes the Company’s revenue allocations:

Year ending December 31,	2022	2021
Subsidiary ANV Lease Revenues	$9,382	$9,867
Subsidiary Sharx commissions from the sales of cargo security products	—	—
Total	$9,382	$9,867

GENERAL AND ADMINISTRATIVE EXPENSES: G&A expenses for the three-month period ending December 31, 2022 and December 31, 2021 were $1,451 and $3,039 respectively, and for the six-month period ending December 31, 2022 and December 31, 2021 were $3,072 and $4,205 respectively. The expenses are mainly attributable to ANV’s normal operations and the Company’s SEC compliance.

PROFESSIONAL EXPENSES: Professional expenses for the three-month period ending December 31, 2022 and December 31, 2021 were $3,500, and $3,000 respectively, and for the six-month period ending December 31, 2022 and December 31, 2021 were $12,000 and $11,000 respectively. The expenses were attributable to the ordinary accounting fees for 2022 and 2021.

OTHER INCOME (EXPENSES): Other income (expenses) for the three-month period ending December 31, 2022 and December 31, 2021 were $(205), and $54,881 respectively, and for the six-month period ending December 31, 2022 and December 31, 2021 were $(451) and $54,352 respectively. The fluctuations are mainly attributable to the gain on tax settlement of $55,579.

NET INCOME (LOSS): Net income attributed to common stockholders was $2,249 or $0.00 per basic and diluted share for the three-month period ending December 31, 2022 as compared to $56,755 or $0.02 per basic and diluted share for December 31, 2021. Net income (loss) attributed to common stockholders was $(1,001) or $(0.00) per basic and diluted share for the six-month period ending December 31, 2022 as compared to $55,184 or $0.02 per basic and diluted share for December 31, 2021. The fluctuations are mainly attributable to the gain on tax settlement of $55,579.

LIQUIDITY AND CAPITAL RESOURCES: At December 31, 2022 and June 30, 2022, the Company had cash and cash equivalents of $101,854 and $94,216 respectively. At December 31, 2022 and June 30, 2022, the Company had a working capital deficit of $246,155 and $113,179 respectively. The change in cash is primarily due to currency translation. The decrease in the working capital deficit is primarily related to the operations of ANV.

Net cash provided by operating activities for six-month period ending December 31, 2022 and December 31, 2021 was $18,744 and $73,551, respectively. The decrease was primarily due to the gain of the tax settlement.

Net cash used-in financing activities for six-month period ending December 31, 2022 and December 31, 2021 was $(13,285) and $(20,877) respectively. Net cash used in financing activities for both periods is related to the company’s borrowings from banks, officers and directors, and the repayment of debt.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded as of December 31, 2022 that our disclosure controls and procedures were not effective at ensuring that the material information required to be disclosed in the Exchange Act reports is recorded, processed, summarized and reported as required in applicable SEC rules and the Company’s filed 10-K.

Changes in Internal Control over Financial Reporting

During the three and six month period ended December 31, 2022, there were no changes in our internal control over financial reporting identified in connection with managements evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II

ITEM 1: LEGAL PROCEEDINGS

During the period ending December 31, 2022, there were pending or threatened legal actions as follows:

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

During three and six month period ending December 31, 2022, the Company filed no reports on Form 8-K for events occurring during the periods.

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

Date: February 13, 2023	By:	/s/ Robert E. Wolfe
Robert E. Wolfe
Chairman of the Board and Chief Executive Officer and Principal Financial Officer

