Form 10-Q
period 2023-03-31
ADVANCED OXYGEN TECHNOLOGIES INC
filed 2023-05-10
CIK 352991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023

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

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.01 per share

Indicate by check mark if the registrant is not required to file reports pursuant to section 13 or Section 15(d) of the Act. Yes ☐     No ☒

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer”, “an accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of May 9, 2023, there were 3,292,945 issued and outstanding shares of the registrant’s Common Stock, $0.01 par value.

ADVANCED OXYGEN TECHNOLOGIES, INC.

	INDEX	Page
PART I

Item I:	Financial Statements (unaudited)	3
	Condensed Consolidated Balance Sheets as of March 31, 2023 (unaudited) and June 30, 2022	3
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended March 31, 2023 and March 31, 2022 (unaudited)	4
	Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended March 31, 2023 and March 31, 2022 (unaudited)	5
	Condensed Consolidated Statements of Cash Flow for the nine months ended March 31, 2023 and March 31, 2022 (unaudited)	7
	Notes to the Condensed Consolidated Financial Statements	8

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3:	Quantitative and Qualitative Disclosures about Market Risk	22
Item 4:	Controls and Procedures	22

PART II

Item 1:	Legal Proceedings	23
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3:	Defaults Upon Senior Securities	23
Item 4:	Mine Safety Disclosures	23
Item 5:	Other Information	23
Item 6.	Exhibits and Reports on Form 8-K	24
Signature		25

EXHIBIT 31.1, 31.2 Certifications of Officers		EX 31
EXHIBIT 32.1, 32.2 Certifications of Officers		EX 32
EXHIBIT 101.INS Inline XBRL Instance		EX 101.INS
EXHIBIT 101.SCH Inline XBRL Taxonomy Extension Schema Document		EX 101.SCH
EXHIBIT 101.CAL Inline XBRL Taxonomy Extension Calculation Document		EX 101.CAL
EXHIBIT 101.DEF Inline XBRL Taxonomy Extension Definition Document		EX 101.DEF
EXHIBIT 101.LAB Inline XBRL Taxonomy Extension Labels Document		EX 101.LAB
EXHIBIT 101.PRE Inline XBRL Taxonomy Extension Presentation Document		EX 101.PRE

PART 1: FINANCIAL INFORMATION

Item I: Condensed Consolidated Financial Statements for the three and nine months ending March 31, 2023 (unaudited).

ADVANCED OXYGEN TECHNOLOGIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	June 30, 2022
ASSETS	(Unaudited)

CURRENT ASSETS
Cash	$99,783	$94,216
Property tax receivable	1,165	1,117
Total Current Assets	100,948	95,333

Property and equipment, net	591,018	566,856
TOTAL ASSETS	$691,966	$662,189

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	5,825	-
Contract liabilities	3,055	2,929
Taxes payable	57,503	51,111
Current portion of notes payable	138,476	16,889
Advances from a related party	140,310	137,583
Total Current Liabilities	345,169	208,512

Long Term Liabilities
Notes payable, net of current portion	-	134,008
Total Long-term Liabilities	-	134,008

Total Liabilities	345,169	342,520

STOCKHOLDERS’ EQUITY-
Convertible preferred stock, Series 2, par value $0.01; authorized 10,000,000 shares; issued and outstanding 5,000 at March 31, 2023 and June 30, 2022	50	50
Convertible preferred stock, Series 3, par value $0.01; authorized 1,670,000 shares; zero shares issued and outstanding	-	-
Convertible preferred stock, Series 5; no par value, 1 share authorized and zero shares issued and outstanding.	-	-
Common stock, par value $0.01; At March 31, 2023 and June 30, 2022, authorized 60,000,000 shares; issued and outstanding 3,292,945 shares and 3,292,945 shares, respectively	32,929	32,929
Additional paid-in capital	21,057,116	21,057,116
Accumulated other comprehensive income (loss)	22,162	(5,820)
Accumulated deficit	(20,765,460)	(20,764,606)
TOTAL STOCKHOLDERS’ EQUITY	346,797	319,669
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$691,966	$662,189

See accompanying notes to condensed unaudited consolidated financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the three months ended March 31,		For the nine months ended March 31,
	2023	2022	2023	2022
Revenues
Rent Revenues	$10,447	$9,991	$28,805	$30,039
Total Revenues	10,447	9,991	28,805	30,039

Operating Expenses
General and Administrative	4,559	3,796	7,631	8,001
Professional fees	3,500	3,000	15,500	14,000
Total Operating Expenses	8,059	6,796	23,131	22,001

Income from operations	2,388	3,195	5,674	8,038
Other income (Expenses)
Interest (Expense)	(183)	(395)	(668)	(1,622)
Gain on Tax Settlement	-	(653)	-	54,926
FX Income (Expense)	-	-	34	-
Total Other Income (Expenses)	(183)	(1,048)	(634)	53,304

Income Before Income Taxes	2,205	2,147	5,040	61,342
Income Taxes Expense	2,058	2,050	5,894	6,061

NET INCOME (LOSS)	$147	$97	$(854)	$55,281

Weighted Average number of common shares outstanding
Basic	3,292,945	3,292,945	3,292,945	3,292,945
Dilutive	3,302,945	3,302,945	3,292,945	3,302,945

Basic earnings per Share	$0.00	$0.00	$(0.00)	$0.02
Dilutive earnings per Share	$0.00	$0.00	$(0.00)	$0.02

OTHER COMPREHENSIVE INCOME (LOSS)
NET INCOME (LOSS)	$147	$97	$(854)	$55,281
Foreign Currency Translation Adjustments	$14,039	$(12,891)	$27,982	$(45,314)
TOTAL COMPREHENSIVE INCOME (LOSS)	$14,186	$(12,794)	$27,128	$9,967

See accompanying notes to condensed unaudited consolidated financial statements.

ADVANCED OXYGEN TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Nine-Month Period Ending March 31, 2023 and 2022

(Unaudited)

	Preferred Stock Convertible Series 2		Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance at June 30, 2021	5,000	50	3,292,945	32,929	21,057,116	(20,821,598)	77,442	345,939
Net income	—	—	—	—	—	55,281	—	55,281
Foreign Currency Translation Adjustment	—	—	—	—	—	—	(45,314)	(45,314)

Balance at March 31, 2022	5,000	50	3,292,945	32,929	21,057,116	(20,766,317)	32,128	355,906

Balance at June 30, 2022	5,000	50	3,292,945	32,929	21,057,116	(20,764,606)	(5,820)	319,669
Net loss	—	—	—	—	—	(854)	—	(854)
Foreign Currency Translation Adjustment	—	—	—	—	—	—	27,982	27,982

Balance at March 31, 2023	5,000	50	3,292,945	32,929	21,057,116	(20,765,460)	22,162	346,797

See accompanying notes to condensed unaudited consolidated financial statements.

ADVANCED OXYGEN TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three-Month Period Ending March 31, 2023 and 2022

(Unaudited)

	Preferred Stock Convertible Series 2		Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2021	5,000	50	3,292,945	32,929	21,057,116	(20,766,414)	45,019	368,700
Net income	—	—	—	—	—	97	—	97
Foreign Currency Translation Adjustment	—	—	—	—	—	—	(12,891)	(12,891)

Balance at March 31, 2022	5,000	50	3,292,945	32,929	21,057,116	(20,766,317)	32,128	355,906

Balance at December 31, 2022	5,000	50	3,292,945	32,929	21,057,116	(20,765,607)	8,123	332,611
Net income	—	—	—	—	—	147	—	147
Foreign Currency Translation Adjustment	—	—	—	—	—	—	14,039	14,039

Balance at March 31, 2023	5,000	50	3,292,945	32,929	21,057,116	(20,765,460)	22,162	346,797

See accompanying notes to condensed unaudited consolidated financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended March 31,
	2023	2022
Cash flows from operating activities:

Net Income (loss)	$(854)	55,281
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Expenses paid on behalf of the company by a related party	13,550	20,029
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	5,825	(682)
Prepaid expenses	-	(525)
Taxes payable	4,296	5,744
Net cash provided by operating activities	22,817	79,847

Cash flow from financing activities:
Repayment of related party debt	(8,866)	(14,418)
Repayment of long-term debt	(13,439)	(14,132)
Net cash used in financing activities	(22,305)	(28,550)
Change due to Foreign Currency Translation	5,055	(5,497)
NET CHANGE IN CASH	5,567	45,800

Cash at beginning of period	$94,216	$49,979
Cash at end of period	$99,783	$95,779
Supplemental Disclosures of Cash Flow Information
Cash paid for Interest	$668	$1,622
Cash paid for Income taxes	$-	$-

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

Sharx DK ApS is a Danish company, incorporated in 2020. On June 30, 2020, Sharx DK ApS, entered into a Distribution Agreement (the “Distribution Agreement” Exhibit 10.1) with a third party vendor, Cleaver ApS, a Danish corporation (“Cleaver”), whereby Cleaver has appointed the Company as Cleaver’s nonexclusive distributor of its products in Europe, South America and North America. Cleaver is a manufacturer of a line of products for the logistics and cargo industry.  Sharx had no activity for the period ending March 31, 2023.

Other Risk and Uncertainties:

In connection with the COVID-19 pandemic, governments have implemented significant measures, including closures, quarantines, travel restrictions and other social distancing directives, intended to control the spread of the virus. Companies have also taken precautions, such as requiring employees to work remotely, imposing travel restrictions and temporarily closing businesses. To the extent that these restrictions remain in place, additional prevention and mitigation measures are implemented in the future, or there is uncertainty about the effectiveness of these or any other measures to contain or treat COVID-19, there is likely to be an adverse impact on global economic conditions and consumer confidence and spending, which could materially and adversely affect the Company’s research and development, as well as operational activities. At this time, the Company is working to manage and mitigate potential disruptions to its future manufacturing and supply chain considerations. The Company has not experienced any hindrance to its operations or material negative financial impacts as compared to prior periods. At this time, the extent to which the COVID-19 pandemic impacts the Company’s business will depend on future developments, which are highly uncertain and cannot be predicted.

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

Rental Revenue

Rental revenue is derived from the Commercial Property lease in which quarterly payments are received pursuant to the property lease which is in effect until 2026. We recognize revenue when we have satisfied a performance obligation by transferring control over a product or delivering a service to a client. We measure revenue based upon the consideration set forth in an arrangement or contract with a client. We recognize revenue from these services when the services are completed. If we are paid in advance for these services, we record such payment as a contract liability until we complete the services. As of March 31, 2023, the Company recorded $3,055 of contract liabilities in connection to rental revenues.

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

The Company maintains its cash in bank deposit accounts which, at March 31, 2023 did not exceed federally insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on such amounts.

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

As of March 31, 2023, and March 31, 2022 there were 10,000 and 10,000, potential dilutive shares that need to be considered as common share equivalents and because of the net loss, the effect of these potential common shares is anti-dilutive for the nine-months ended March 31, 2023 and dilutive for nine-months ended March 31, 2022. For the three-months ended March 31, 2023 and three-months March 31, 2022 the effect of these potential common shares is dilutive.

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

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 3 - REVENUE:

The Company’s subsidiary, Anton Nielsen Vojens, ApS has one customer who is a non-related party and leases property from the Company. Rent revenues related to the operating lease are recognized as incurred. The Company’s subsidiary Sharx DK ApS had zero retail customers for the three and nine month period ending March 31, 2023 and zero for the three and nine month period ending March 31, 2022. The Company has determined that is an agent of the manufacturer and collects commission revenue at or before the delivery of product.

The Company disaggregates revenues by revenue type and geographic location. See the below tables:

	Three Months Ended March 31,
Revenue Type	2023	2022
Real Estate Rental	$10,447	$9,991
Commission Revenues	—	—
Total Sales by Revenue Type	$10,447	$9,991

	Nine Months Ended March 31,
Revenue Type	2023	2022
Real Estate Rental	$28,805	$30,039
Commission Revenues	—	—
Total Sales by Revenue Type	$28,805	$30,039

The Company’s derives revenues from 100% of foreign revenues. For the period ending March 31, 2023 and March 31, 2022 the major geographic concentrations were as follows:

	Geographic Regions
	for the Three Months Ended March 31,
Revenue Type	2023	2022
International	$10,447	$9,991
Domestic	—	—
Total Sales by Geographic Location	$10,447	$9,991

	Geographic Regions
	for the Nine Months Ended March 31,
Revenue Type	2023	2022
International	$28,805	$30,039
Domestic	—	—
Total Sales by Geographic Location	$28,805	$30,039

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 4 - PROPERTY AND EQUIPMENT:

The Land owned by the Company’s wholly owned subsidiary constitutes the largest asset of the Company. During the period ending March 31, 2023 the Company recorded an increase in the carrying value of the Land of $24,162, due to the currency translation difference. The carrying value of the Land of the Company was as follows:

	Carrying Value of Land at
	March 31, 2023	June 30, 2022
US Dollars	$591,018	$566,856

NOTE 5 - RELATED PARTY TRANSACTIONS:

Crossfield, Inc., a company of which the CEO, Robert Wolfe is an officer and director, has made advances to the Company which are not collateralized, non-interest bearing, and payable upon demand. At March 31, 2023 and June 30, 2022, the Company had a balance of $140,310 and $137,583 respectively. During the nine-month period ended March 31, 2023 and 2022 expenses paid on behalf of the Company were $13,550 and $20,029 respectively. The Company repaid $8,866 of the advancement during the nine month period ending March 31, 2023.

NOTE 6 - NOTES PAYABLE:

During 2006, the Company issued a promissory note (“Note”) for $650,000, payable to the Borkwood Development Ltd, a previous shareholder of the Company (“Seller”), payable and amortized monthly and carrying an interest at 5% per year. The Company has the right to prepay the note at any time with a notice of 14 days. To secure the payment of principal and interest the Sellers will receive a perfect lien and security interest in the Shares in the company ANV until the note with accrued interest is paid in full, and, 2) In the case that the Note has not been repaid within 12 months from the day of closing the Sellers have the right to convert the debt to common stock of Advanced Oxygen Technologies, Inc. in an amount of non-diluted shares calculated on the conversion Date, equal to the lesser of : a) Six hundred and Fifty thousand (650,000) or the Purchase Price minus the principal payments made by the buyer, whichever is greater, divided by the previous ten day closing price of AOXY as quoted on the national exchange, or b) Fifteen million shares, whichever is lesser. The Note has been extended until July 1, 2023, prior to period end and interest waived through the period ending June 30, 2023. As of March 31, 2023, the unpaid balance was $127,029.

The Company has a note payable with a bank (“Note B”). The original amount of Note B was kr1,132,000 Danish Krone (kr). Note B is secured by the subsidiary’s real estate, with a 2.00% interest rate and 0.75 years left on the term. The balance on the note as of March 31, 2022 was $11,447. During the period ended March 31, 2023, the Company paid $13,439 in principal payments and $668 in interest.

The Company’s commitments and contingencies are $138,476 for 2023. See below table for the years 2023 through 2024 with total principal payments due on outstanding notes payable of $138,476. The amounts stated reflect the Company’s commitments in the currencies that those commitments were made and the amounts are an estimate of what the US dollar amount would be if the currency rates did not change.

Fiscal Year Ending	Amount
2023	131,554
2024	6,922
Total	$138,476
Less: Long-term portion of notes payable	-
Notes payable, current portion	$138,476

The amounts stated reflect the Company’s commitments in the currencies that those commitments were made and the amounts are an estimate of what the US dollar amount would be if the currency rates did not change going forward.

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 7 - STOCKHOLDERS’ EQUITY:

Common Stock:

The Company is authorized to issue 60,000,000 shares of Common stock, par value $0.01; At March 31, 2023 and June 30, 2022 there were 3,292,945 and 3,292,945 shares issued and outstanding, respectively.

Preferred Stock:

Series 2 Convertible Preferred Stock:

The Company is authorized to issue 10,000,000 shares of $0.01 par value of series 2 convertible preferred stock. Each Series 2 preferred share also includes one warrant to purchase two common shares for $5.00. The warrants are exercisable over a three-year period. In the event of the liquidation of the Company, holders of Series 2 preferred stock would be entitled to receive $5.00 per share, plus any unpaid dividends declared on the Series 2 preferred stock from the funds remaining after the Company’s creditors, including directors, have been paid. There have been no dividends declared. There are 177,000 Series 2 Convertible Preferred shares designated. As of March 31, 2023, and June 30, 2022 there are 5,000 shares issued, which are convertible into 10,000 common shares. There are no warrants outstanding that have been issued in connection with these preferred shares.

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Series 3 Convertible Preferred Stock:

The Company has designated 1,670,000 shares of series 3 convertible preferred stock with a par value $0.01. Each share automatically converts on March 2, 2000 into either (a) one (1) share of the Company’s common stock if the average closing price of the common stock during the ten trading days immediately prior to March 1, 2000 is equal to or greater than sixty-six cents ($0.66) per share, or (b) one and one-half (1 1/2) shares of common stock if the average closing price of the common stock during the ten trading days immediately prior March 1, 2000 is less than sixty-six cents ($0.66) per share. There were zero shares of Series 3 Convertible Preferred Stock converted to common stock.  There are zero shares issued and outstanding at March 31, 2023 and 2022.

Series 5 Convertible Preferred Stock:

The Company has designated 1 share of series 5 convertible preferred stock, no par value. There is 1 Series 5 Convertible Preferred shares designated. The shares are collectively convertible to common stock of the Company on March 5, 2004, in an amount equal to the greater of a.) 290,000 shares divided by the ten day closing price, prior to the date of acquisition of IPS, of the Company’s common stock as quoted on the national exchange and not to exceed twenty million shares, or b.) six million shares. There were zero shares of Series 5 Convertible Preferred Stock converted to common stock.  There are zero shares issued and outstanding at March 31, 2023 and 2022.

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

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes financial information regarding each reportable segment’s results of operations for the periods presented:

	Nine Months Ending March 31,
	2023	2022

Revenue by segment
Lease revenues	$28,805	$30,039
Commission revenues from security product sales	—	—
Corporate revenues	—	—
Total revenue	$28,805	$30,039

Segment profitability
Lease income (loss)	$28,899	$30,039
Commission income (loss)from security product sales	(2,378)	(2,315)
Corporate income (loss)	(19,375)	(18,821)
Total segment profitability (loss)	$(854)	$8,903

	Three Months Ending March 31,
	2023	2022

Revenue by segment
Lease revenues	$10,447	$9,991
Commission revenues from security product sales	—	—
Corporate revenues	—	—
Total revenue	$10,447	$9,991

Segment profitability
Lease income	$7,300	$(39,761)
Commission income (loss) from security product sales	(2,378)	(2,245)
Corporate income (loss)	(4,775)	(4,275)
Total segment profitability	$147	$(46,281)

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

Three Months Ending March 31:	2023	2022
Net Sales
United States	$-	$-
Denmark	10,447	9,991
Total	$10,447	$9,991

As of March 31, 2023 and June 30, 2022	Mar 31, 2023	June 30, 2022
Long-Lived Assets
United States	$-	$-
Denmark	591,018	566,856
Total	$591,018	$566,856

Nine Months Ending March 31:	2023	2022
Net Sales
United States	$-	$-
Denmark	28,805	30,039
Total	$28,805	$30,039

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Three Months Ending March 31, 2023
	ANV	Sharx	Corporate	Total

Net sales	$10,447	$—	$—	$10,447
Operating income (loss)	$9,541	$(2,378)	$(4,775)	$2,388
Interest expense	$(183)	$—	$—	$(183)
Total assets	$691,782	$34	$150	$691,966

Three Months Ending March 31, 2022
	ANV	Sharx	Corporate	Total

Net sales	$9,991	$—	$—	$9,991
Operating (loss) income	$9,715	$(2,245)	$(4,275)	$3,195
Interest expense	$(395)	$—	$—	$(395)
Total assets	$696,347	$2,451	$675	$699,473

Nine Months Ending March 31, 2023
	ANV	Sharx	Corporate	Total

Net sales	$28,805	$—	$—	$28,805
Operating income (loss)	$27,461	$(2,412)	$(19,375)	$5,674
Interest expense	$(668)	$—	$—	$(668)
Total assets	$691,782	$34	$150	$691,966

Nine Months Ending March 31, 2022
	ANV	Sharx	Corporate	Total

Net sales	$30,039	$—	$—	$30,017
Operating income (loss)	$29,174	$(2,315)	$(18,821)	$10,351
Interest expense	$(1,622)	$—	$—	$(2,087)
Total assets	$696,347	$2,451	$675	$699,473

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

REVENUES: Revenues from operations for the three-month period ending March 31, 2023 and March 31, 2022 were $10,447 and $9,991 respectively, and for the nine-month period ending March 31, 2023 and March 31, 2022 were $28,805 and $30,039 respectively. The changes are attributable to currency fluctuations. The following table summarizes the Company’s revenue allocations:

3 Month Period ending March 31,	2023	2022
Subsidiary ANV Lease Revenues	$10,447	$9,991
Subsidiary Sharx commissions from the sales of cargo security products	—	—
Total	$10,447	$9,991

9 Month Period ending March 31,	2023	2022
Subsidiary ANV Lease Revenues	$28,805	$30,039
Subsidiary Sharx commissions from the sales of cargo security products	—	—
Total	$28,805	$30,039

GENERAL AND ADMINISTRATIVE EXPENSES: G&A expenses for the three-month period ending March 31, 2023 and March 31, 2022 were $4,559 and $3,796 respectively, and for the nine-month period ending March 31, 2023 and March 31, 2022 were $7,631 and $8,001 respectively. The expenses are mainly attributable to ANV’s normal operations and the Company’s SEC compliance.

PROFESSIONAL EXPENSES: Professional expenses for the three-month period ending March 31, 2023 and March 31, 2022 were $3,500, and $3,000 respectively, and for the nine-month period ending March 31, 2023 and March 31, 2022 were $15,500 and $14,000 respectively. The increase was attributable to the increase in accounting fees for 2023 and 2022.

OTHER INCOME (EXPENSES): Other income (expenses) for the three-month period ending March 31, 2023 and March 31, 2022 were $(183), and $(1,048) respectively, and for the nine-month period ending March 31, 2023 and March 31, 2022 were $(634) and $53,304 respectively. The fluctuations are mainly attributable to the gain on tax settlement in 2022.

NET INCOME (LOSS): Net income attributed to common stockholders was $147 or $0.00 per basic and diluted share for the three-month period ending March 31, 2023 as compared to $97 or $0.00 per basic and diluted share for March 31, 2022. Net income (loss) attributed to common stockholders was $(854) or $(0.00) per basic and diluted share for the nine-month period ending March 31, 2023 as compared to $55,281 or $0.02 per basic and diluted share for March 31, 2022. The fluctuations are mainly attributable to the gain on tax settlement of $55,579 in 2022.

LIQUIDITY AND CAPITAL RESOURCES: At March 31, 2023 and June 30, 2022, the Company had cash and cash equivalents of $99,783 and $94,216 respectively. At March 31, 2023 and June 30, 2022, the Company had a working capital deficit of $244,221 and $113,179 respectively. The change in cash is primarily due to currency translation. The increase in the working capital deficit is primarily related to the operations of ANV.

Net cash provided by operating activities for nine-month period ending March 31, 2023 and March 31, 2022 was $22,817 and $79,847, respectively. The decrease was primarily due to the gain of the tax settlement in 2022.

Net cash used-in financing activities for nine-month period ending March 31, 2023 and March 31, 2022 was $(22,305) and $(28,550) respectively. Net cash used in financing activities for both periods is related to the company’s borrowings from banks, officers and directors, and the repayment of debt.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded as of March 31, 2023 that our disclosure controls and procedures were not effective at ensuring that the material information required to be disclosed in the Exchange Act reports is recorded, processed, summarized and reported as required in applicable SEC rules and the Company’s filed 10-K.

Changes in Internal Control over Financial Reporting

During the three and nine month period ended March 31, 2023, there were no changes in our internal control over financial reporting identified in connection with managements evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II

ITEM 1: LEGAL PROCEEDINGS

During the period ending March 31, 2023, there were pending or threatened legal actions as follows:

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

During three and nine month period ending March 31, 2023, the Company filed no reports on Form 8-K for events occurring during the periods.

Exhibit Number	Description of the Document
3.1	Certificate of Incorporation as Amended and filed with the Secretary of State of Delaware effective on December 5, 2014 (1)
3.2	Bylaws (2)
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer in accordance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Date: May 9, 2023	By:	/s/ Robert E. Wolfe
Robert E. Wolfe
Chairman of the Board and Chief Executive Officer and Principal Financial Officer

