Form 10-K
period 2023-06-30
ADVANCED OXYGEN TECHNOLOGIES INC
filed 2023-08-25
CIK 352991

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023

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

C/O Crossfield, Inc., 653 VT Route 12A, PO Box 189, Randolph, VT05060

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

The aggregate market value of Common Stock at December 31, 2022 held by non-affiliates approximated $224,341 based upon the average bid and asked prices for a share of Common Stock on that date. For purposes of this calculation, persons owning 10% or more of the shares of Common Stock are assumed to be affiliates, although such persons are not necessarily affiliates for any other purpose.

As of August 24, 2023, there were 3,292,945 issued and outstanding shares of the registrant’s Common Stock, $0.01 par value.

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

ACQUISITION OR DISPOSITION OF ASSETS OF 03/05/2003

Pursuant to a stock acquisition agreement, on March 5, 2003 Advanced Oxygen Technologies, Inc. (AOXY or the Buyer) purchased 100% of the issued and outstanding stock of IP Services, ApS (IP or the Company) from all of its owners (the Shareholders) for value of five hundred thousand dollars (Purchase Price). AOXY issued fourteen million shares of common stock and one share of preferred convertible stock to the Shareholders for payment and consideration of the Purchase Price.

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

SUBDIVISION AND SALE OF REAL ESTATE OF MARCH 3, 2006

Pursuant to an acquisition agreement (“Acquisition Agreement”), on March 3, 2006 Anton Nielsen Vojens ApS, a wholly owned subsidiary of Advanced Oxygen Technologies, Inc. (“AOXY”) entered into an agreement to sub divide and sell a 3,300 M2 portion of its Vojens City property (‘Property”) for Two Million Three hundred Thousand Danish Krone (2.300.000 DKK) to Ejendomsselskabet Ostergade 67 ApS, a Danish company (“EO”). Under the terms of the Acquisition Agreement: EO purchased the Property in an as is condition, and was responsible for all costs of the transaction including but not limited to: sub division costs, legal, financial, 1/2 the filing costs, deed transfer costs (ANV was responsible for the survey costs and 1/2 the filing costs).

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

Sharx distributes and sells cargo security straps and tie-downs pursuant to the Distribution Agreement with the manufacturer Cleaver ApS.

The Company continues its efforts to raise capital to support operations and growth, and is actively searching acquisitions or mergers with another company that would complement the Company and increase its earnings potential.

COMPETITION:

The Company’s subsidiary ANV revenues are currently derived from its lease revenues of its commercial real estate holding. With the global changes in the economies during the year ended June 30, 2023, the Company’s direct competition would be other vacant commercial real estate entities. The Company believes that there are no identifiable direct competitors.

Sharx had no revenues for the years ended June 30, 2023 and 2022.  The load restraint equipment market in the United States and Europe is dominated by large companies such as Dottie Down, USA Ratchet, LLC, Ratchet Straps, USA, Kinedyne, LLC, The Rachet Depot, Inc., The Forankra Group, and GTF Factors, Ltd, each of which have far greater capital and operational resources than us. Our products will directly compete in the load restraint markets dominated by these major competitors. In this market, competitive factors include price, product offerings, value-added service programs, service and delivery, credit terms, and customer support.

CUSTOMERS:

The Company’s subsidiary ANV currently has one customer, Circle K Denmark A/S, formerly StatOil AS., Copenhagen Denmark.

The Company’s subsidiary Sharx had zero retail customers for the year ending June 30, 2022 and zero for the year ending June 30, 2023. Sharx has had no sales of product due to the manufacturer’s inability to produce and deliver product to Sharx due to COVID.

EMPLOYEES:

As of June 30, 2023, the Company had a total of 2 employees.

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

WE ARE SUBJECT TO RISKS ASSOCIATED WITH FOREIGN CURRENCY

ANV and Sharx DK ApS are Danish companies with operations only in Denmark. During the year ended June 30, 2023 and 2022, foreign revenues accounted for 100% of our total revenue. As a result, we are subject to risks associated with generating revenue in multiple countries, including:

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

Sharx DK ApS (“Sharx”) had zero retail customers for the year ending June 30, 2022 and zero for the year ending June 30, 2023.   The manufacturer of the products that Sharx sells has had no product available for Sharx to sell due to COVID and supply chain interruption.

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

ITEM 3. LEGAL PROCEEDINGS

During the period ending June 30, 2023, the pending or threatened legal actions as follows:

None

ITEM 4: MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET OF COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

HOLDERS

At June 30, 2023 the company had 1,556 shareholders of record. At June 30, 2023, the closing bid price of the Company’s Common Stock as reported by the National Quotation Bureau, Inc., was $0.17.

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

Rental Revenue

Rental revenue is derived from the Commercial Property lease in which quarterly payments are received pursuant to the property lease which is in effect until 2026. We recognize revenue when we have satisfied a performance obligation by transferring control over a product or delivering a service to a client. We measure revenue based upon the consideration set forth in an arrangement or contract with a client. We recognize revenue from these services when the services are completed. If we are paid in advance for these services, we record such payment as a contract liability until we complete the services. As of June 30, 2023, the Company recorded $3,059 of contract liabilities in connection to rental revenues.

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

Earnings per Share:

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of June 30, 2023, and June 30, 2022 there were 10,000 and 10,000, potential dilutive shares that need to be considered as common share equivalents and because of the net income for June 30, 2023 and 2022, the effect of these potential common shares is dilutive.

Cash and Cash Equivalents:

For purposes of the statement of cash flows, the Company considers all highly-liquid investments purchased with original maturities of three months or less to be cash equivalents.

The Company maintains its cash in bank deposit accounts which, at June 30, 2023 did not exceed federally insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on such amounts.

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

None.

New Accounting Pronouncements Not Yet Adopted

Other recent accounting pronouncements issued by the FASB did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

RESULTS OF OPERATIONS OF FISCAL YEAR 2023 COMPARED TO FISCAL YEAR 2022

REVENUES. Revenues from operations were $39,406 in 2023 compared to $39,515 in 2022. The decrease was attributable to no sales of cargo security products from the Company’s subsidiary Sharx in 2023 or 2022. The following table summarizes the Company’s revenue allocations:

Year ending June 30,	2023	2022
Subsidiary ANV Lease Revenues	$39,406	$39,515
Subsidiary Sharx commissions from the sales of cargo security products	—	—
Total	$39,406	$39,515

GENERAL AND ADMINISTRATIVE EXPENSES. G&A expenses were $7,001 in 2023 compared to $7,336 in 2023. The expenses are attributable to the Company’s SEC compliance and accounting costs.

PROFESSIONAL EXPENSES. The professional expenses were $21,201 in 2023 compared to $19,100 in 2022. The expenses were attributable to the ordinary audit of $19,000 and $2,201 attributable to transfer agent fees for 2023, and 2022.

OTHER INCOME. Other income was $0 in 2023 compared to $53,902 in 2022 and mainly attributable to the gain on a tax refund in 2022.

NET INCOME. Net income attributed to common stockholders was $2,271 or $0.00 per share for 2023 as compared to $56,992 or $0.02 per share for 2022 and mainly attributable to the gain on a tax settlement.

LIQUIDITY AND CAPITAL RESOURCES. As of June 30, 2023, the Company had $104,836 of cash and cash equivalents and working capital deficit of $101,897 compared to June 30, 2022 the Company had $94,216 of cash and cash equivalents and working capital deficit of $113,179. The change in cash is primarily due to the ANV’S payment of debt and normal operations. The decrease in the working capital deficit is primarily related to the operations of the Subsidiary.

Net cash provided by operating activities for 2023 and 2022 was $35,396 and $89,592 respectively. The decrease was primarily due to no gain on a tax settlement in 2023 compared to the gain of $56,992 in 2022.

Net cash (used for) investing activities for 2023 and 2022 was $0 and $0 respectively.

Net cash (used for) financing activities for 2023 and 2022 was ($29,166) and ($33,278) respectively. Net cash used for financing activities for both periods is related to the repayment of debt and related party debt.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE MARKET DISCLOSURES ABOUT RISK

Not required.

ITEM 8. AUDITED CONSOLIDATED FINANCIAL STATEMENTS

See the consolidated financial statements on Exhibit F for the period ending June 30, 2023 and June 30, 2022.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURE

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded as of June 30, 2023 that our disclosure controls and procedures were not effective at ensuring that the material information required to be disclosed in the Exchange Act reports is recorded, processed, summarized and reported as required in applicable SEC rules and the Company’s filed 10-K.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of June 30, 2023.

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

Changes in Internal Control over Financial Reporting

During the twelve month period ended June 30, 2023, there were no changes in our internal control over financial reporting identified in connection with managements evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

ITEM 9B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Set forth below is information regarding the Company’s directors and executive officers, including information furnished by them as to their principal occupations for the last five years, other directorships held by them and their ages as of June 30, 2023. All directors are elected for one-year terms, which expire as of the date of the Company’s annual meeting.

Name	Age	Position	Director Since:
Robert E. Wolfe	60	Chairman of the Board, CEO, and CFO	1997
Lawrence Donofrio	72	Director	2003

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

Audit Committee Financial Expert

As of June 30, 2023, we do not have an audit committee financial expert, as that term is defined in Item 407(d)(5) of Regulation S-B, because at this time our current level of operations and the cost of retaining such a financial expert are prohibitive. The Board of Directors as a whole fulfilled the duties normally assigned to an audit committee.

Code of Ethics

As of June 30, 2023, we have a code of ethics that applies to our Principal Executive Officer and Principal Financial and Accounting Officer(s) and to all of our staff. While we are a small company we believe that our code of ethics directs the Company to practice its business in an ethical way.

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

ITEM 11. EXECUTIVE COMPENSATION

Robert Wolfe, Chairman, CEO and CFO waived his $500,000 annual salary for the year ending June 30, 2023. No other officer or director received any compensation from the Company during the last fiscal year. The Company paid no bonuses in the last three fiscal years ended June 30, 2023 to officers or other employees.

The following table sets forth the total compensation paid or accrued to its Chief Executive Officer and Chief Financial Officer, Robert E. Wolfe during the fiscal year ending June 30, 2023. There were no other corporate officers in any of the last three fiscal years.

EXECUTIVE COMPENSATION

Name	Year	Salary	Bonus	Compensation	Awards	Awards	Other

Robert E. Wolfe(1)	2023	—	—	—	—	—	—
	2022			—
	2021	—	—	—	—	—	—

EMPLOYMENT AGREEMENTS

We do not currently have any oral or written employment contracts, severance or change-in-control agreements with any of our executive officers.

OPTION GRANTS DURING 2023; VALUE OF OPTIONS AT YEAR-END

The following tables set forth certain information covering the grant of options to the Company’s Chief Executive Officer and Chief Financial Officer, Robert E. Wolfe during the fiscal year ended June 30, 2023 and unexercised options held as of that date. Mr. Wolfe did not exercise any options during fiscal 2023.

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

Compensation Pursuant to Plans

The Company has three plans (the “Plans”) under which its directors, executive officers and employees may receive compensation. The principal features of the 1981 Long-Term Incentive Plan (the “1981 Plan”), the 1988 Stock Option Plan (the “1988 Plan”), and the Non-Employee Director Plan (the “Director Plan”) are described below. During the fiscal year ended June 30, 1994, the Company terminated its tax qualified cash or deferred profit-sharing plan (the “401(k) Plan”). During fiscal 2023, no executive officer received compensation pursuant to any of the Plans.

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

Issuable Shares

As of September 20, 1995, approximately 374,000 shares of Common Stock had been issued upon the exercise of options granted under the Option Plans, no shares of Common Stock were subject to outstanding options under the Options Plans and 626,000 shares of Common Stock were available for issuance under future option grants. From July 1, 1991 to September 20, 1995, options were granted at exercise prices ranging from $1.22 to $8.15 per share. The exercise price of each option was equal to 85% of the closing bid price of Company’s Common Stock as reported on the NASDAQ Over the Counter Bulletin Board Exchange. Due to employee terminations, all options became void in August 1995. As of September 30, 2001, 1,000,000 shares of Common Stock were available for issuance under future option grants and were still available at June 30, 2023.

Board of Directors Compensation

As of June 30, 2023, the directors did not receive any compensation for serving as members of the Board.

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

During the fiscal year ended June 30, 2023, no options were granted to non-employee Board members.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of June 30, 2023, by (i) all those known by the Company to be beneficial owners of more than 5% of its Common Stock; (ii) all directors; and (iii) all officers and directors of the Company as a group.

Name and Address of Beneficial Owner	No. Shares fully diluted	Percent ownership
Robert E. Wolfe, Randolph, VT, Chairman, CEO, CFO	1,004,500	30.41%
Hennistone Projects Ltd.2 Eastglade Northwood Middlessex, HA6 3LD UK	588,000	17.80%
Crossland Ltd. Belize, 60 Market Square, PO Box 364, Belize City, Belize, Central America	315,625	9.56%
Crossland, ltd. 104B Saffrey Square, Nassau, Bahamas	296,875	8.99%
Lawrence Donofrio, San Diego, CA, Director	—	0.00%
5% Shareholders Total:	2,205,000	66.76%

Officers and Directors
Robert E. Wolfe, Randolph, VT, Chairman, CEO, CFO	1,004,500	30.41%
Lawrence Donofrio, San Diego, CA, Director	—	0.00%
Directors and Officers Total:	1,004,500	30.41%

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

Director Independence

During the year ended June 30, 2023, Robert Wolfe and Lawrence Donofrio served as our directors and only Mr. Donofrio is an independent director as he has no ownership, employment, or business interaction with the Company. We are currently traded on the Over-the-Counter Bulletin Board system and specifically the OTC PINK. The OTC PINK does not require that a majority of the Board be independent.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s auditors for the periods ending June 30, 2023 and June 30, 2022 were Sadler, Gibb & Associates, LLC, 344 W 13800 S, Suite 250, Draper, UT 84020. We have paid or expect to pay the following fees to Sadler, Gibb & Associates, LLC for work performed for the fiscal years ending June 30, 2023, and June 30, 2022, attributable to the audits of consolidated financial statements:

Year ending June 30,	2023	2022
Audit-Related Fees	$19,000	$17,000
Tax and consulting Fees	$—	$—
Other fees	$—	$—

The aggregate fees billed include amounts for interim reviews and the audit of the consolidated financial statements for 2023.

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

The board has reviewed the fees paid to Sadler, Gibb & Associates, LLC and In-Revision. The board has also adopted policies and procedures to approve audit and non-audit services provided in the fiscal year 2023 by Sadler, Gibb & Associates, LLC and In-Revision. These policies and procedures involve annual pre-approval by the board of the types of services to be provided by our independent auditor and fee limits for each type of service on both a per-engagement and aggregate level. The board may additionally ratify certain de minimis services provided by the independent auditor without prior board approval, as permitted by the Sarbanes-Oxley Act and rules of the SEC promulgated thereunder.

PART IV

ITEM 15: EXHIBITS AND REPORTS ON FORMS 8K,

Reports filed on Form 8-K for the year ending June 30, 2023:

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

Date: August 24, 2023

By (Signature and Title):

/s/ Robert E. Wolfe
Robert E. Wolfe, CEO & Chairman of the Board

Date: August 24, 2023

By (Signature and title):

/s/ Lawrence Donofrio
Lawrence Donofrio, Director

EXHIBIT F

FINANCIAL STATEMENTS AND REPORT OF INDEPENDENT REGISTERED PUBLIC

ACCOUNTING FIRM OF ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY

June 30, 2023

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Advanced Oxygen Technologies, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Advanced Oxygen Technologies, Inc. (“the Company”) as of June 30, 2023 and 2022, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2023 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Draper, UT

August 24, 2023

ADVANCED OXYGEN TECHNOLOGIES, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of June 30,
	2023	2022
ASSETS
CURRENT ASSETS
Cash	$104,836	$94,216
Property tax receivable	1,166	1,117
Total Current Assets	106,002	95,333

Property and equipment	591,705	566,856

TOTAL ASSETS	$697,707	$662,189

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$-	$-
Contract liabilities	3,059	2,929
Taxes payable	62,523	51,111
Current portion of notes payable	6,930	16,889
Advances from a related party	147,387	137,583
Total Current Liabilities	219,899	208,512

Long Term Liabilities
Notes payable, net of current portion	127,029	134,008
Total Long-Term Liabilities	127,029	134,008

Total Liabilities	346,928	342,520

STOCKHOLDERS’ EQUITY-
Convertible preferred stock, Series 2, par value $0.01; authorized 10,000,000 shares; issued and outstanding 5,000 At June 30, 2023 and June 30, 2022	50	50

Convertible preferred stock, Series 3, par value $0.01; authorized 1,670,000 shares, zero shares issued and outstanding	—	—

Convertible preferred stock, Series 5; no par value,1 share authorized and zero shares issued and outstanding, respectively	—	—

Common stock, par value $0.01; At June 30, 2023 and June 30, 2022, authorized 60,000,000 shares; issued and outstanding 3,292,945 and 3,292,945 shares, respectively	32,929	32,929

Additional paid-in capital	21,057,116	21,057,116

Accumulated other comprehensive income (loss)	23,019	(5,820)

Accumulated deficit	(20,762,335)	(20,764,606)

TOTAL STOCKHOLDERS’ EQUITY	350,779	319,669
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$697,707	$662,189

See accompanying notes to consolidated financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Years ended June 30,
	2023	2022
Revenues
Rent Revenues	$39,406	$39,515
Total Revenues	39,406	39,515

Operating Expenses
General and Administrative	7,001	7,336
Professional fees	21,201	19,100
Total Operating Expenses	28,202	26,436

Income (Loss) from operations	11,204	13,079
Other income (expenses)
Interest (Expense)	(771)	(1,940)
Gain on Tax Settlement	-	53,902
Total Other Income (Expenses)	(771)	51,962

Income before Income Taxes	10,433	65,041
Income Taxes Expense	8,162	8,049

NET INCOME	$2,271	$56,992

Weighted Average number of common shares outstanding
Basic	3,292,945	3,292,945
Diluted	3,302,945	3,302,945

Basic earnings per Share	$0.00	$0.02
Dilutive earnings per Share	$0.00	$0.02

OTHER COMPREHENSIVE INCOME (LOSS)
NET INCOME	$2,271	$56,992
Foreign Currency Translation Adjustments	28,839	(83,262)
TOTAL COMPREHENSIVE INCOME (LOSS)	$31,110	$(26,270)

See accompanying notes to consolidated financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended June 30, 2023 and 2022

	Preferred Stock Convertible Series 2		Common Stock		Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balance at June 30, 2021	5,000	$50	3,292,945	$32,929	$21,057,116	$(20,821,598)	$77,442	$345,939
Foreign Currency Translation Adjustment	—	—	—	—	—	—	(83,262)	(83,262)
Net Income	—	—	—	—	—	56,992	—	56,992
Balance at June 30, 2022	5,000	50	3,292,945	32,929	21,057,116	(20,764,606)	(5,820)	319,669

Foreign Currency Translation Adjustment	—	—	—	—	—	—	28,839	28,839
Net Income	—	—	—	—	—	2,271	—	2,271
Balance at June 30, 2023	5,000	$50	3,292,945	$32,929	$21,057,116	$(20,762,335)	$23,019	$350,779

 See accompanying notes to consolidated financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2023	2022
Cash flows from operating activities:

Net income	$2,271	$56,992
Adjustments to reconcile net income to net cash provided by operating activities
Expenses paid on behalf of the company by a related party	24,251	23,779
Changes in operating assets and liabilities
Accounts payable	-	(682)
Taxes payable	8,874	9,503
Net cash provided by operating activities	35,396	89,592

Cash flow from financing activities:
Repayment of related party debt	(11,921)	(16,139)
Repayment of long-term debt	(17,245)	(17,139)
Net cash used in financing activities	(29,166)	(33,278)
Change due to FX Translation	4,389	(12,077)
NET CHANGE IN CASH	10,620	44,237

Cash at beginning of period	$94,216	$49,979
Cash at end of period	$104,836	$94,216
Supplemental Disclosures of Cash Flow Information
Cash paid for Interest	$771	$1,940
Cash paid for Income Taxes	$8,162	$7,939

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

Sharx DK ApS is a Danish company, incorporated in 2020. On June 30, 2020, Sharx DK ApS, entered into a Distribution Agreement (the “Distribution Agreement” Exhibit 10.1) with a third party vendor, Cleaver ApS, a Danish corporation (“Cleaver”), whereby Cleaver has appointed the Company as Cleaver’s nonexclusive distributor of its products in Europe, South America and North America. Cleaver is a manufacturer of a line of products for the logistics and cargo industry.  Sharx had no activity for the period ending June 30, 2023.

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

Rental Revenue

Rental revenue is derived from the Commercial Property lease in which quarterly payments are received pursuant to the property lease which is in effect until 2026. We recognize revenue when we have satisfied a performance obligation by transferring control over a product or delivering a service to a client. We measure revenue based upon the consideration set forth in an arrangement or contract with a client. We recognize revenue from these services when the services are completed. If we are paid in advance for these services, we record such payment as a contract liability until we complete the services. As of June 30, 2023, the Company recorded $3,059 of contract liabilities in connection to rental revenues.

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

The Company maintains its cash in bank deposit accounts which, at June 30, 2023 did not exceed federally insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on such amounts.

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

Earnings per Share:

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of June 30, 2023, and June 30, 2022 there were 10,000 and 10,000, potential dilutive shares that need to be considered as common share equivalents and because of the net income for June 30, 2023, the effect of these potential common shares is dilutive.

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

NOTE 3 - REVENUE:

The Company’s subsidiary, Anton Nielsen Vojens, ApS has one customer who is a non-related party and leases property from the Company. Rent revenues related to the operating lease are recognized as earned. The Company’s subsidiary Sharx DK ApS had zero retail customers for the year ending June 30, 2022 and zero for the year ending June 30, 2023. The Company has determined that is an agent of the manufacturer and collects commission revenue at or before the delivery of product.

The Company disaggregates revenues by revenue type and geographic location. See the below tables:

	Year Ended June 30,
Revenue Type	2023	2022
Real Estate Rental	$39,406	$39,515
Commission Revenues	—	—
Total Sales by Revenue Type	$39,406	$39,515

The Company’s derives revenues from 100% of foreign revenues. For the period ending June 30, 2023 and June 30, 2022 the major geographic concentrations were as follows:

	Geographic Regions for the Twelve Months Ended June 30,
Revenue Type	2023	2022
International	$39,406	$39,515
Domestic	—	—
Total Sales by Geographic Location	$39,406	$39,515

NOTE 4 – PROPERTY & EQUIPMENT:

The Land owned by the Company’s wholly owned subsidiary constitutes the largest asset of the Company. During the period ending June 30, 2023 the Company recorded an increase in the carrying value of the Land of $24,849, due to the currency translation difference. The carrying value of the Land of the Company was as follows:

	Carrying Value of Land at June 30,
	2023	2022

US Dollars	$591,705	$566,856

NOTE 5 - RELATED PARTY TRANSACTIONS:

Crossfield, Inc., a company of which the CEO, Robert Wolfe is an officer and director, has made advances to the Company which are not collateralized, non-interest bearing, and payable upon demand. At June 30, 2023 and 2022, the Company had a balance of $147,387 and $137,583 respectively. During the twelve-month period ended June 30, 2023 and 2022 expenses paid on behalf of the Company were $24,251 and $23,779 respectively. The Company repaid $11,921 of the advancement during the year ending June 30, 2023.

NOTE 6 - NOTES PAYABLE:

During 2006, the Company issued a promissory note (“Note”) for $650,000, payable to the Borkwood Development Ltd, a previous shareholder of the Company (“Seller”), payable and amortized monthly and carrying an interest at 5% per year. The Company has the right to prepay the note at any time with a notice of 14 days. To secure the payment of principal and interest the Sellers will receive a perfect lien and security interest in the Shares in the company ANV until the note with accrued interest is paid in full, and, 2) In the case that the Note has not been repaid within 12 months from the day of closing the Sellers have the right to convert the debt to common stock of Advanced Oxygen Technologies, Inc. in an amount of non-diluted shares calculated on the conversion Date, equal to the lesser of : a) Six hundred and Fifty thousand (650,000) or the Purchase Price minus the principal payments made by the buyer, whichever is greater, divided by the previous ten day closing price of AOXY as quoted on the national exchange, or b) Fifteen million shares, whichever is lesser. The Note has been extended until July 1, 2024, prior to period end and interest waived through the period ending June 30, 2024. As of June 30, 2023, the unpaid balance was $127,029.

The Company has a note payable with a bank (“Note B”). The original amount of Note B was kr1, 132,000 Danish Krone (kr). Note B is secured by the subsidiary’s real estate, with a 2.00% interest rate and .5 years left on the term. The balance on the note as of June 30, 2023 was $6,930. During the period ended June 30, 2023, the Company paid $17,245, in principal payments and $771 in interest.

The Company’s commitments and contingencies are $6,930 for 2024. See below table for the years 2024 through 2025 with total principal payments due on outstanding notes payable of $133,959. The amounts stated reflect the Company’s commitments in the currencies that those commitments were made and the amounts are an estimate of what the US dollar amount would be if the currency rates did not change.

Year	Amount
2024	$6,930
2025	127,029
Total	$133,959
Less: Long-term portion of notes payable	127,029
Notes payable, current portion	$6,930

The amounts stated reflect the Company’s commitments in the currencies that those commitments were made and the amounts are an estimate of what the US dollar amount would be if the currency rates did not change going forward.

NOTE 7 - INCOME TAXES:

As of June 30, 2023, the Company had federal and state net operating loss carryforwards of approximately $20,663,463 of which approximately $636,466 may be utilized to offset future taxable income. Section 382 of the Internal Revenue Code imposes substantial restrictions on the utilization of net operating loss and tax credit carryforwards when a change in ownership occurs. No deferred tax assets have been recorded because it is considered unlikely that they will be realized. The loss carryforwards will expire during the fiscal years ended June 30 as follows:

Year	Amount
2023	$-
Total	$-

The overall effective tax rate differs from the federal statutory tax rate of 21% due to operating losses and other deferred assets not providing benefit for income tax purposes.

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the Company’s effective rate is as follows at June 30, 2023 and 2022:

	2023	2022
United States Statutory Income Tax Rate	21%	21%
Increase (Decrease) in rate on income subject to Danish income tax rates	1%	1%
Decrease in rate resulting from Non-Deductible expenses	—	—

Income Tax Expense	22%	22%

The components of income tax expense (benefit) from continuing operations for the years ended June 30, 2023 and 2022 consisted of the following:

Current Tax Expense	2023	2022
Danish Income Tax Expense (Benefit)	$8,162	$8,049
Federal US Income Tax Expense (Benefit)
Current	—	—
Deferred	—	—
Total Income Tax Expense	$8,162	$8,049

Deferred income tax expense/ (benefit) results primarily from the reversal of temporary timing differences between tax and financial statement income.

The Company had deferred tax income tax assets as of June 30, 2023 and 2022 as follows:

	2023	2022
Net operating loss carryforwards	$4,364,079	$4,363,579

Valuation allowance	(4,364,079)	(4,363,579)
Total net deferred tax assets	$—	$—

The Company has maintained a full valuation allowance against the total deferred tax assets for all period due to the uncertainty of future utilization.

NOTE 8 – STOCKHOLDERS’ EQUITY:

Common Stock:

The Company is authorized to issue 60,000,000 shares of Common stock, par value $0.01; At June 30, 2023 and June 30, 2022 there were 3,292,945 and 3,292,945 shares issued and outstanding, respectively.

Preferred Stock:

Series 2 Convertible Preferred Stock:

The Company is authorized to issue 10,000,000 shares of $0.01 par value of series 2 convertible preferred stock. Each Series 2 preferred share also includes one warrant to purchase two common shares for $5.00. The warrants are exercisable over a three-year period. In the event of the liquidation of the Company, holders of Series 2 preferred stock would be entitled to receive $5.00 per share, plus any unpaid dividends declared on the Series 2 preferred stock from the funds remaining after the Company’s creditors, including directors, have been paid. There have been no dividends declared. There are 177,000 Series 2 Convertible Preferred shares designated. As of June 30, 2023, and June 30, 2022 there are 5,000 shares issued, which are convertible into 10,000 common shares. There are no warrants outstanding that have been issued in connection with these preferred shares.

Series 3 Convertible Preferred Stock:

The Company has designated 1,670,000 shares of series 3 convertible preferred stock with a par value $0.01. Each share automatically converts on March 2, 2000 into either (a) one (1) share of the Company’s common stock if the average closing price of the common stock during the ten trading days immediately prior to March 1, 2000 is equal to or greater than sixty-six cents ($0.66) per share, or (b) one and one-half (1 1/2) shares of common stock if the average closing price of the common stock during the ten trading days immediately prior March 1, 2000 is less than sixty-six cents ($0.66) per share. There were zero shares of Series 3 Convertible Preferred Stock converted to common stock.  There are zero shares issued and outstanding at June 30, 2023 and 2022.

Series 5 Convertible Preferred Stock:

The Company has designated1share of series 5 convertible preferred stock, no par value. There is 1 Series 5 Convertible Preferred shares designated. The shares are collectively convertible to common stock of the Company on March 5, 2004, in an amount equal to the greater of a.) 290,000 shares divided by the ten day closing price, prior to the date of acquisition of IPS, of the Company’s common stock as quoted on the national exchange and not to exceed twenty million shares, or b.) six million shares. There were zero shares of Series 5 Convertible Preferred Stock converted to common stock.  There are zero shares issued and outstanding at June 30, 2023 and 2022.

NOTE 9 – SEGMENT AND GEOGRAPHIC INFORMATION

Segment Performance

We have three reporting segments:

1.	The ANV lease segment which leases land in Denmark by long term leases.
2.	The Sharx’s segment which generate commissions for the sale cargo security products.
3.	The Corporate segment, Advanced Oxygen Technologies, Inc. which does not generate revenues, but has administrative expenses.

The following table summarizes financial information regarding each reportable segment’s results of operations for the periods presented:

	Year Ended June 30,
	2023	2022

Revenue by segment
Lease revenues	$39,406	$39,515
Commission revenues from security product sales	—	—
Corporate revenues	—	—
Total revenue	$39,406	$39,515

Segment profitability
Lease income (loss)	$28,935	$82,442
Commission income (loss) from security product sales	(2,414)	(2,354)
Corporate income (loss)	(24,250)	(23,096)
Total segment profitability	$2,271	$56,992

The following table presents net sales, based on the location in which the sale originated, and long-lived assets, representing property, plant and equipment, net of related depreciation, by geographic region. All of the assets are land that are held by the Company’s subsidiary, ANV.

Year Ending June 30:	2023	2022
Net Sales
United States	$—	$—
Denmark	39,406	39,515
Total	$39,406	$39,515

Long-Lived Assets
United States	$—	$—
Denmark	591,705	566,856
Total	$591,705	$566,856

Year Ended June 30, 2023
	ANV	Sharx	Corporate	Total

Net sales	$39,406	$—	$—	$39,406
Operating income (loss)	37,868	(2,414)	(24,250)	11,204
Interest expense	(771)	—	—	(771)
Goodwill	-	-	-	-
Depreciation and amortization	—	—	—	—
Total assets	$697,559	$(2)	$150	$697,707

Year Ended June 30, 2022
	ANV	Sharx	Corporate	Total

Net sales	$39,515	$—	$—	$39,515
Operating (loss) income	38,528	(2,354)	(23,095)	13,079
Interest expense	(1,940)	—	—	(1,940)
Goodwill	-	-	-	-
Depreciation and amortization	—	—	—	—
Total assets	$659,627	$2,412	$150	$662,189

NOTE 10 - SUBSEQUENT EVENTS:

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report.

