Form 10-Q
period 2024-09-30
ADVANCED OXYGEN TECHNOLOGIES INC
filed 2024-11-04
CIK 352991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of November 1, 2024, there were 3,292,945 issued and outstanding shares of the registrant’s Common Stock, $0.01 par value.

ADVANCED OXYGEN TECHNOLOGIES, INC.

	INDEX	Page
PART I

Item I:	Financial Statements (unaudited)	3
	Condensed Consolidated Balance Sheets as of September 30, 2024 (unaudited) and June 30, 2024	3
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended September 30, 2024 and September 30, 2023 (unaudited)	4
	Condensed Consolidated Statements of Stockholders’ Equity for the three months ended September 30, 2024 and September 30, 2023 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2024 and September 30, 2023 (unaudited)	6
	Notes to the Condensed Consolidated Financial Statements	7

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3:	Quantitative and Qualitative Disclosures about Market Risk	20
Item 4:	Controls and Procedures	20

PART II

Item 1:	Legal Proceedings	21
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3:	Defaults Upon Senior Securities	21
Item 4:	Mine Safety Disclosures	21
Item 5:	Other Information	21
Item 6.	Exhibits and Reports on Form 8-K	22
Signature		23

EXHIBIT 31.1, 31.2 Certifications of Officers		EX 31
EXHIBIT 32.1, 32.2 Certifications of Officers		EX 32
EXHIBIT 101.INS Inline XBRL Instance		EX 101.INS
EXHIBIT 101.SCH Inline XBRL Taxonomy Extension Schema Document		EX 101.SCH
EXHIBIT 101.CAL Inline XBRL Taxonomy Extension Calculation Document		EX 101.CAL
EXHIBIT 101.DEF Inline XBRL Taxonomy Extension Definition Document		EX 101.DEF
EXHIBIT 101.LAB Inline XBRL Taxonomy Extension Labels Document		EX 101.LAB
EXHIBIT 101.PRE Inline XBRL Taxonomy Extension Presentation Document		EX 101.PRE

PART 1: FINANCIAL INFORMATION

Item I: Condensed Consolidated Financial Statements for the three months ending September 30, 2024 (unaudited).

ADVANCED OXYGEN TECHNOLOGIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	June 30, 2024
ASSETS	(Unaudited)

CURRENT ASSETS
Cash	$87,963	$94,482
Property tax receivable	1,192	1,144
Total Current Assets	89,155	95,626

Property and equipment	604,741	579,588
TOTAL ASSETS	$693,896	$675,214

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	7,944	1,050
Contract liabilities	3,126	2,995
Taxes payable	78,375	73,830
Current portion of notes payable	127,029	-
Advances from a related party	109,216	128,373
Total Current Liabilities	325,690	206,248

Long Term Liabilities
Notes payable, net of current portion	-	127,029
Total Long-term Liabilities	-	127,029

Total Liabilities	325,690	333,277

STOCKHOLDERS’ EQUITY
Convertible preferred stock, Series 2, par value $0.01; authorized 10,000,000 shares; issued and outstanding 5,000 at September 30, 2024 and June 30, 2024	50	50
Convertible preferred stock, Series 3, par value $0.01; authorized 1,670,000 shares; zero shares issued and outstanding	—	—
Convertible preferred stock, Series 5; no par value, 1 share authorized and zero shares issued and outstanding.	—	—
Common stock, par value $0.01; At September 30, 2024 and June 30, 2024, authorized 60,000,000 shares; issued and outstanding 3,292,945 shares and 3,292,945 shares, respectively	32,929	32,929
Additional paid-in capital	21,057,116	21,057,116
Accumulated Other Comprehensive Income	39,357	8,613
Accumulated deficit	(20,761,246)	(20,756,771)
TOTAL STOCKHOLDERS’ EQUITY	368,206	341,937
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$693,896	$675,214

See accompanying notes to condensed unaudited consolidated financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the three months ended September 30,
	2024	2023
Revenues
Rent Revenues	$10,885	$10,633
Total Revenues	10,885	10,633

Operating Expenses
General and Administrative	2,040	1,904
Professional fees	11,019	9,500
Total Operating Expenses	13,059	11,404

Income (Loss) from operations	(2,174)	(771)
Other income (Expenses)
Interest Expense	-	(78)
Total Other Income (Expenses)	-	(78)

Income (Loss) Before Income Taxes	(2,174)	(849)
Income Tax Expense	2,301	2,257
Net Loss	$(4,475)	$(3,106)

Weighted Average number of common shares outstanding
Basic	3,292,945	3,292,945
Dilutive	3,292,945	3,292,945

Basic loss per Share	$(0.00)	$(0.00)
Dilutive loss per Share	$(0.00)	$(0.00)

OTHER COMPREHENSIVE NET (LOSS)
NET LOSS	$(4,475)	$(3,106)
Foreign Currency Translation Adjustments	$30,744	$(23,331)
TOTAL COMPREHENSIVE NET (LOSS)	$26,269	$(26,437)

See accompanying notes to condensed unaudited consolidated financial statements.

ADVANCED OXYGEN TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three-Month Period Ending September 30, 2024 and 2023

(Unaudited)

							Accumulated
							Other
	Preferred Stock				Additional		Comprehensive	Total
	Convertible Series 2		Common Stock		Paid In	Accumulated	Income	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(loss)	Equity
Balance at June 30, 2023	5,000	50	3,292,945	32,929	21,057,116	(20,762,335)	23,019	350,779
Net loss	—	—	—	—	—	(3,106)	—	(3,106)
Foreign Currency Translation Adjustment	—	—	—	—	—	—	(23,331)	(23,331)

Balance at September 30, 2023	5,000	50	3,292,945	32,929	21,057,116	(20,765,442)	(312)	324,342

Balance at June 30, 2024	5,000	50	3,292,945	32,929	21,057,116	(20,756,771)	8,613	341,937
Net loss	—	—	—	—	—	(4,475)	—	(4,475)
Foreign Currency Translation Adjustment	—	—	—	—	—	—	30,744	30,744

Balance at September 30, 2024	5,000	50	3,292,945	32,929	21,057,116	(20,761,246)	39,357	368,206

See accompanying notes to condensed unaudited consolidated financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended September 30,
	2024	2023
Cash flows from operating activities:

Net Loss	$(4,475)	(3,106)
Adjustments to reconcile net loss to net cash provided by operating activities
Expenses paid on behalf of the company by a related party	5,750	5,250
Changes in operating assets and liabilities
Accounts payable	6,894	5,825
Taxes payable	1,390	1,074
Net cash provided by operating activities	9,559	9,043

Cash flow from financing activities:
Repayment of related party debt	(19,986)	(4,535)
Repayment of long-term debt	-	(4,458)
Net cash used in financing activities	(19,986)	(8,993)
Change due to Foreign Currency Translation	3,908	(3,521)
NET CHANGE IN CASH	(6,519)	(3,472)

Cash at beginning of period	$94,482	$104,836
Cash at end of period	$87,963	$101,364
Supplemental Disclosures of Cash Flow Information
Cash paid for Interest	$-	$771
Cash paid for Income taxes	$-	$-

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

Sharx DK ApS is a Danish company, incorporated in 2020. On June 30, 2020, Sharx DK ApS, entered into a Distribution Agreement (the “Distribution Agreement”) with a third party vendor, Cleaver ApS, a Danish corporation (“Cleaver”), whereby Cleaver has appointed the Company as Cleaver’s nonexclusive distributor of its products in Europe, South America and North America. Cleaver is a manufacturer of a line of products for the logistics and cargo industry.  Sharx had no activity for the period ending September 30, 2024.

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

Certain information and note disclosures normally included in annual financial statements have been condensed or omitted from these interim financial statements; these financial statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the year ended June 30, 2024.

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

Rental Revenue

Rental revenue is derived from the Commercial Property lease in which quarterly payments are received pursuant to the property lease which is in effect until 2026. We recognize revenue when we have satisfied a performance obligation by transferring control over a product or delivering a service to a client. We measure revenue based upon the consideration set forth in an arrangement or contract with a client. We recognize revenue from these services when the services are completed. If we are paid in advance for these services, we record such payment as a contract liability until we complete the services. As of September 30, 2024, the Company recorded $3,126 of contract liabilities in connection to rental revenues.

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

The Company maintains its cash in bank deposit accounts which, at September 30, 2024 did not exceed federally insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on such amounts.

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

As of September 30, 2024, and September 30, 2023, there were 10,000 and 10,000, potential dilutive shares that need to be considered as common share equivalents and because of the net loss, the effect of these potential common shares is anti-dilutive for three months ended September 30, 2024 and September 30, 2023, respectively, and therefore are not included in the computation of dilutive shares.

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

ADVANCED OXYGEN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 3 - REVENUE:

The Company’s subsidiary, Anton Nielsen Vojens, ApS has one customer who is a non-related party and leases property from the Company. Rent revenues related to the operating lease are recognized as incurred. The Company’s subsidiary Sharx DK ApS had zero retail customers for the three month period ending September 30, 2024 and zero for the three month period ending September 30, 2023. The Company has determined that is an agent of the manufacturer and collects commission revenue at or before the delivery of product.

The Company disaggregates revenues by revenue type and geographic location. See the below tables:

	Three Months Ended September 30,
Revenue Type	2024	2023
Real Estate Rental	$10,885	$10,633
Commission Revenues	—	—
Total Sales by Revenue Type	$10,885	$10,633

The Company’s derives revenues from 100% of foreign revenues. For the period ending September 30, 2024 and September 30, 2023 the major geographic concentrations were as follows:

	Geographic Regions
	for the Three Months Ended September 30,
Revenue Type	2024	2023
International	$10,885	$10,633
Domestic	—	—
Total Sales by Geographic Location	$10,885	$10,633

ADVANCED OXYGEN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 4 - PROPERTY AND EQUIPMENT:

The Land owned by the Company’s wholly owned subsidiary constitutes the largest asset of the Company. During the period ending September 30, 2024 the Company recorded an increase in the carrying value of the Land of $25,153, due to the currency translation difference. The carrying value of the Land of the Company was as follows:

	Carrying Value of Land at
	September 30, 2024	June 30, 2024
US Dollars	$604,741	$579,588

NOTE 5 - RELATED PARTY TRANSACTIONS:

Crossfield, Inc., a company of which the CEO, Robert Wolfe is an officer and director, has made advances to the Company which are not collateralized, non-interest bearing, and payable upon demand. At September 30, 2024 and June 30, 2024, the Company had a balance of $109,216 and $128,373 respectively. During the three-month period ended September 30, 2024 and 2023, expenses paid on behalf of the Company were $5,750 and $5,250, respectively. The Company repaid $19,998 of the advancement during the three month period ending September 30, 2024, and repaid $4,535 during the three month period ending September 30, 2023.

NOTE 6 - NOTES PAYABLE:

During 2006, the Company issued a promissory note (“Note”) for $650,000, payable to the Borkwood Development Ltd, a previous shareholder of the Company (“Seller”), payable and amortized monthly and carrying an interest at 5% per year. The Company has the right to prepay the note at any time with a notice of 14 days. To secure the payment of principal and interest the Sellers will receive a perfect lien and security interest in the Shares in the company ANV until the note with accrued interest is paid in full, and, 2) In the case that the Note has not been repaid within 12 months from the day of closing the Sellers have the right to convert the debt to common stock of Advanced Oxygen Technologies, Inc. in an amount of non-diluted shares calculated on the conversion Date, equal to the lesser of : a) Six hundred and Fifty thousand (650,000) or the Purchase Price minus the principal payments made by the buyer, whichever is greater, divided by the previous ten day closing price of AOXY as quoted on the national exchange, or b) Fifteen million shares, whichever is lesser. The Note has been extended until July 1, 2025, prior to period end and interest waived through the period ending June 30, 2025. As of September 30, 2024, the unpaid balance was $127,029.

The Company’s commitments and contingencies are $127,029 for 2025. See below table for the years 2025 through 2026 with total principal payments due on outstanding notes payable of $127,029. The amounts stated reflect the Company’s commitments in the currencies that those commitments were made and the amounts are an estimate of what the US dollar amount would be if the currency rates did not change.

Fiscal Year Ending	Amount
2025	-
2026	127,029
Total	$127,029
Less: Long-term portion of notes payable	-
Notes payable, current portion	$127,029

The amounts stated reflect the Company’s commitments in the currencies that those commitments were made and the amounts are an estimate of what the US dollar amount would be if the currency rates did not change going forward.

ADVANCED OXYGEN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 7 - STOCKHOLDERS’ EQUITY:

Common Stock:

The Company is authorized to issue 60,000,000 shares of Common stock, par value $0.01; At September 30, 2024 and June 30, 2024 there were 3,292,945 and 3,292,945 shares issued and outstanding, respectively.

Preferred Stock:

Series 2 Convertible Preferred Stock:

The Company is authorized to issue 10,000,000 shares of $0.01 par value of series 2 convertible preferred stock. Each Series 2 preferred share also includes one warrant to purchase two common shares for $5.00. The warrants are exercisable over a three-year period. In the event of the liquidation of the Company, holders of Series 2 preferred stock would be entitled to receive $5.00 per share, plus any unpaid dividends declared on the Series 2 preferred stock from the funds remaining after the Company’s creditors, including directors, have been paid. There have been no dividends declared. There are 177,000 Series 2 Convertible Preferred shares designated. As of September 30, 2024, and June 30, 2024 there are 5,000 shares issued, which are convertible into 10,000 common shares. There are no warrants outstanding that have been issued in connection with these preferred shares.

ADVANCED OXYGEN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Series 3 Convertible Preferred Stock:

The Company has designated 1,670,000 shares of series 3 convertible preferred stock with a par value $0.01.  Each share automatically converts on March 2, 2000 into either (a) one (1) share of the Company’s common stock if the average closing price of the common stock during the ten trading days immediately prior to March 1, 2000 is equal to or greater than sixty-six cents ($0.66) per share, or (b) one and one-half (1 1/2) shares of common stock if the average closing price of the common stock during the ten trading days immediately prior March 1, 2000 is less than sixty-six cents ($0.66) per share. There were zero shares of Series 3 Convertible Preferred Stock converted to common stock.  There are zero shares issued and outstanding at September 30, 2024 and June 30, 2024.

Series 5 Convertible Preferred Stock:

The Company has designated 1 share of series 5 convertible preferred stock, no par value. There is 1 Series 5 Convertible Preferred shares designated. The shares are collectively convertible to common stock of the Company on March 5, 2004, in an amount equal to the greater of a.) 290,000 shares divided by the ten day closing price, prior to the date of acquisition of IPS, of the Company’s common stock as quoted on the national exchange and not to exceed twenty million shares, or b.) six million shares. There were zero shares of Series 5 Convertible Preferred Stock converted to common stock.  There are zero shares issued and outstanding at September 30, 2024 and June 30, 2024.

NOTE 8 - Segment and Geographic Information

Segment Performance

We have three reporting segments:

•	The ANV lease segment which leases land in Denmark by long term leases.
•	The Sharx’s segment which generate commissions for the sale cargo security products.
•	The Corporate segment, Advanced Oxygen Technologies, Inc. which does not generate revenues, but has administrative expenses.

ADVANCED OXYGEN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes financial information regarding each reportable segment’s results of operations for the periods presented:

	Three Months Ending September 30,
	2024	2023

Revenue by segment
Lease revenues	$10,885	$10,633
Commission revenues from security product sales	—	—
Corporate revenues	—	—
Total revenue	$10,885	$10,633

Segment profitability
Lease income (loss)	$8,167	$8,002
Commission income (loss) from security product sales	-	(34)
Corporate income (loss)	(12,644)	(11,074)
Total segment profitability	$(4,475)	$(3,106)

ADVANCED OXYGEN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents net sales, based on the location in which the sale originated, and long-lived assets, representing property, plant and equipment, net of related depreciation, by geographic region. All of the assets are land that are held by the Company’s subsidiary, ANV.

Three Months Ending September 30:	2024	2023
Net Sales
United States	$-	$-
Denmark	10,885	10,633
Total	$10,885	$10,633

As of September 30, 2024 and June 30, 2024	Sept 30, 2024	June 30, 2024
Long-Lived Assets
United States	$-	$-
Denmark	604,741	579,588
Total	$604,741	$579,588

ADVANCED OXYGEN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Three Months Ending September 30, 2024
	ANV	Sharx	Corporate	Total

Net sales	$10,885	$—	$—	$10,885
Operating income	$10,470	$—	$(12,644)	$(2,174)
Interest expense	$—	$—	$—	$—
Total assets	$693,746	$—	$150	$693,896

Three Months Ending September 30, 2023
	ANV	Sharx	Corporate	Total

Net sales	$10,633	$—	$—	$10,633
Operating (loss) income	$10,338	$(35)	$(11,074)	$(771)
Interest expense	$(78)	$—	$—	$(78)
Total assets	$674,199	$(36)	$150	$674,313

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

REVENUES: Revenues from operations were $10,885 in 2024 compared to $10,633 in 2023. The increase was mainly attributable to currency fluctuations. The following table summarizes the Company’s revenue allocations:

Three month period ending September 30,	2024	2023
Subsidiary ANV Lease Revenues	$10,885	$10,633
Subsidiary Sharx commissions from the sales of cargo security products	—	—
Total	$10,885	$10,633

GENERAL AND ADMINISTRATIVE EXPENSES: G&A expenses for the three-month period ending September 30, 2024 and September 30, 2023 were $2,040 and $1,904 respectively. The expenses are attributable to the Company’s SEC compliance and accounting costs.

PROFESSIONAL EXPENSES: Professional expenses for the three-month period ending September 30, 2024 and September 30, 2023 were $11,019 and $9,500 respectively. The expenses were attributable to audit fees for 2024 and 2023.

OTHER INCOME (EXPENSES): Other income (expenses) for the three-month period ending September 30, 2024 and September 30, 2023 were $0, and $(78) respectively and mainly attributable to interest expense.

NET LOSS: Net loss attributed to common stockholders was $(4,475) or $(0.00) per basic and diluted share for the three-month period ending September 30, 2024 as compared to the net loss of $(3,106) or $(0.00) per basic and diluted share for September 30, 2023 and mainly attributable to audit fees and foreign currency transaction.

LIQUIDITY AND CAPITAL RESOURCES: At September 30, 2024 and June 30, 2024, the Company had cash and cash equivalents of $87,963 and $94,482 respectively. At September 30, 2024 and June 30, 2024, the Company had a working capital deficit of $236,535 and $110,622 respectively. The change in cash is primarily due to AVN’s payment of debt and normal operations. The increase in the working capital deficit is primarily related to the operations.

Net cash provided by operating activities for three-month period ending September 30, 2024 and September 30, 2023 was $9,559 and $9,043, respectively. The increase was primarily due to taxes payable and accounts payable during the three-month period ending September 30, 2024.

Net cash used-in financing activities for three-month period ending September 30, 2024 and September 30, 2023 was $(19,986) and $(8,993) respectively. Net cash used for financing activities for both periods is related to the repayment of debt and related party debt.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded as of September 30, 2024 that our disclosure controls and procedures were not effective at ensuring that the material information required to be disclosed in the Exchange Act reports is recorded, processed, summarized and reported as required in applicable SEC rules and the Company’s filed 10-K.

Changes in Internal Control over Financial Reporting

During the three month period ended September 30, 2024, there were no changes in our internal control over financial reporting identified in connection with managements evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II

ITEM 1: LEGAL PROCEEDINGS

During the period ending September 30, 2024, there were pending or threatened legal actions as follows:

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

During three month period ending September 30, 2024, the Company filed no reports on Form 8-K for events occurring during the periods.

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

Date: November 1, 2024	By:	/s/ Robert E. Wolfe
Robert E. Wolfe
Chairman of the Board and Chief Executive Officer and Principal Financial Officer

