Form 10-Q
period 2025-03-31
ADVANCED OXYGEN TECHNOLOGIES INC
filed 2025-05-01
CIK 352991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of May 1, 2025, there were 3,292,945 issued and outstanding shares of the registrant’s Common Stock, $0.01 par value.

ADVANCED OXYGEN TECHNOLOGIES, INC.

	INDEX	Page
PART I

Item I:	Financial Statements (unaudited)	3
	Condensed Consolidated Balance Sheets as of March 31, 2025 (unaudited) and June 30, 2024	3
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended March 31, 2025 and March 31, 2024 (unaudited)	4
	Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended March 31, 2025 and March 31, 2024 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2025 and March 31, 2024 (unaudited)	7
	Notes to the Condensed Consolidated Financial Statements	8

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3:	Quantitative and Qualitative Disclosures about Market Risk	22
Item 4:	Controls and Procedures	22

PART II

Item 1:	Legal Proceedings	23
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3:	Defaults Upon Senior Securities	23
Item 4:	Mine Safety Disclosures	23
Item 5:	Other Information	23
Item 6.	Exhibits and Reports on Form 8-K	24
Signature		25

EXHIBIT 31.1, 31.2 Certifications of Officers		EX 31
EXHIBIT 32.1, 32.2 Certifications of Officers		EX 32
EXHIBIT 101.INS Inline XBRL Instance		EX 101.INS
EXHIBIT 101.SCH Inline XBRL Taxonomy Extension Schema Document		EX 101.SCH
EXHIBIT 101.CAL Inline XBRL Taxonomy Extension Calculation Document		EX 101.CAL
EXHIBIT 101.DEF Inline XBRL Taxonomy Extension Definition Document		EX 101.DEF
EXHIBIT 101.LAB Inline XBRL Taxonomy Extension Labels Document		EX 101.LAB
EXHIBIT 101.PRE Inline XBRL Taxonomy Extension Presentation Document		EX 101.PRE

PART 1: FINANCIAL INFORMATION

Item I: Condensed Consolidated Financial Statements for the three and nine months ending March 31, 2025 (unaudited).

ADVANCED OXYGEN TECHNOLOGIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	June 30, 2024
ASSETS	(Unaudited)

CURRENT ASSETS
Cash	$57,705	$94,482
Property tax receivable	1,155	1,144
Total Current Assets	58,860	95,626

Property and equipment	585,649	579,588
TOTAL ASSETS	$644,509	$675,214

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	2,975	1,050
Contract liabilities	3,028	2,995
Taxes payable	74,487	73,830
Current portion of notes payable	127,029	-
Advances from a related party	83,940	128,373
Total Current Liabilities	291,459	206,248

Long Term Liabilities
Notes payable, net of current portion	-	127,029
Total Long-term Liabilities	-	127,029

Total Liabilities	291,459	333,277

STOCKHOLDERS’ EQUITY-
Convertible preferred stock, Series 2, par value $0.01; authorized 10,000,000 shares; issued and outstanding 5,000 at March 31, 2025 and June 30, 2024	50	50
Convertible preferred stock, Series 3, par value $0.01; authorized 1,670,000 shares; zero shares issued and outstanding	—	—
Convertible preferred stock, Series 5; no par value, 1 share authorized and zero shares issued and outstanding.	—	—
Common stock, par value $0.01; At March 31, 2025 and June 30, 2024, authorized 60,000,000 shares; issued and outstanding 3,292,945 shares and 3,292,945 shares, respectively	32,929	32,929
Additional paid-in capital	21,057,116	21,057,116
Accumulated other comprehensive income	16,231	8,613
Accumulated deficit	(20,753,276)	(20,756,771)
TOTAL STOCKHOLDERS’ EQUITY	353,050	341,937
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$644,509	$675,214

See accompanying notes to condensed unaudited consolidated financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the three months ended March 31,		For the nine months ended March 31,
	2025	2024	2025	2024
Revenues
Rent Revenues	$10,585	$10,770	$34,726	$31,904
Total Revenues	10,585	10,770	34,726	31,904

Operating Expenses
General and Administrative	1,482	1,379	5,034	4,949
Professional fees	4,000	4,000	19,019	17,500
Total Operating Expenses	5,482	5,379	24,053	22,449

Income from operations	5,103	5,391	10,673	9,455
Other income (expense)
Interest income (expense)	-	-	-	285
Gain (Loss) on Tax Settlement	(3)	-	349	10
Total Other Income (Expenses)	(3)	-	349	295

Income Before Income Taxes	5,100	5,391	11,022	9,750
Income Taxes Expense	2,282	2,871	7,527	6,902

NET INCOME	$2,818	$2,520	$3,495	$2,848

Weighted Average number of common shares outstanding
Basic	3,292,945	3,292,945	3,292,945	3,292,945
Dilutive	3,302,945	3,302,945	3,302,945	3,302,945

Basic earnings per Share	$0.00	$0.00	$0.00	$0.00
Dilutive earnings per Share	$0.00	$0.00	$0.00	$0.00

OTHER COMPREHENSIVE INCOME
NET INCOME	$2,818	$2,520	$3,495	$2,848
Foreign Currency Translation Adjustments	$28,312	$(18,265)	$7,618	$(8,875)
TOTAL COMPREHENSIVE INCOME (LOSS)	$31,030	$(15,745)	$11,113	$(6,027)

See accompanying notes to condensed unaudited consolidated financial statements.

ADVANCED OXYGEN TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Nine-Month Period Ending March 31, 2025 and 2024

(Unaudited)

	Preferred Stock Convertible Series 2		Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance at June 30, 2023	5,000	$50	3,292,945	$32,929	$21,057,116	$(20,762,335)	$23,019	$350,779
Net income	—	—	—	—	—	2,848	—	2,848
Foreign Currency Translation Adjustment	—	—	—	—	—	—	(8,875)	(8,875)

Balance at March 31, 2024	5,000	$50	3,292,945	$32,929	$21,057,116	$(20,759,487)	$14,144	$344,752

Balance at June 30, 2024	5,000	$50	3,292,945	$32,929	$21,057,116	$(20,756,771)	$8,613	$341,937
Net income	—	—	—	—	—	3,495	—	3,495
Foreign Currency Translation Adjustment	—	—	—	—	—	—	7,618	7,618

Balance at March 31, 2025	5,000	$50	3,292,945	$32,929	$21,057,116	$(20,753,276)	$16,231	$353,050

See accompanying notes to condensed unaudited consolidated financial statements.

ADVANCED OXYGEN TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three-Month Period Ending March 31, 2025 and 2024

(Unaudited)

	Preferred Stock Convertible Series 2		Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2023	5,000	$50	3,292,945	$32,929	$21,057,116	$(20,762,007)	$32,409	$360,497
Net income	—	—	—	—	—	2,520	—	2,520
Foreign Currency Translation Adjustment	—	—	—	—	—	—	(18,265)	(18,265)

Balance at March 31, 2024	5,000	$50	3,292,945	$32,929	$21,057,116	$(20,759,487)	$14,144	$344,752

Balance at December 31, 2024	5,000	$50	3,292,945	$32,929	$21,057,116	$(20,756,094)	$(12,081)	$321,920
Net income	—	—	—	—	—	2,818	—	2,818
Foreign Currency Translation Adjustment	—	—	—	—	—	—	28,312	28,312

Balance at March 31, 2025	5,000	$50	3,292,945	$32,929	$21,057,116	$(20,753,276)	$16,231	$353,050

See accompanying notes to condensed unaudited consolidated financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended March 31,
	2025	2024
Cash flows from operating activities:

Net Income	$3,495	$2,848
Adjustments to reconcile net income to net cash provided by operating activities
Expenses paid on behalf of the company by a related party	21,269	20,850
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	1,925	775
Taxes payable	(96)	7,690
Accrued Expenses	-	-
Net cash provided by operating activities	26,593	31,358

Cash flow from financing activities:
Repayment of related party debt	(64,010)	(23,478)
Repayment of long-term debt	-	(6,930)
Net cash used in financing activities	(64,010)	(29,637)
Change due to Foreign Currency Translation	641	(1,353)
NET CHANGE IN CASH	(36,777)	403

Cash at beginning of period	$94,482	$104,836
Cash at end of period	$57,705	$105,239
Supplemental Disclosures of Cash Flow Information
Cash paid for Interest	$-	$285
Cash paid for Income taxes	$-	$-

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

Sharx DK ApS is a Danish company, incorporated in 2020. On June 30, 2020, Sharx DK ApS, entered into a Distribution Agreement (the “Distribution Agreement” Exhibit 10.1) with a third-party vendor, Cleaver ApS, a Danish corporation (“Cleaver”), whereby Cleaver has appointed the Company as Cleaver’s nonexclusive distributor of its products in Europe, South America and North America. Cleaver is a manufacturer of a line of products for the logistics and cargo industry.  Sharx had no activity for the period ending March 31, 2025.

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

Rental Revenue

Rental revenue is derived from the Commercial Property lease in which quarterly payments are received pursuant to the property lease which is in effect until 2026. We recognize revenue when we have satisfied a performance obligation by transferring control over a product or delivering a service to a client. We measure revenue based upon the consideration set forth in an arrangement or contract with a client. We recognize revenue from these services when the services are completed. If we are paid in advance for these services, we record such payment as a contract liability until we complete the services. As of March 31, 2025, the Company recorded $3,028 of contract liabilities in connection to rental revenues.

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

The Company maintains its cash in bank deposit accounts which, at March 31, 2025 did not exceed federally insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on such amounts.

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

As of March 31, 2025, and March 31, 2024 there were 10,000 and 10,000, potential dilutive shares that need to be considered as common share equivalents and because of the net income, the effect of these potential common shares is dilutive for the nine-months ended March 31, 2025 and dilutive for nine-months ended March 31, 2024. For the three-months ended March 31, 2025 and three-months March 31, 2024 the effect of these potential common shares is dilutive.

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

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 3 - REVENUE:

The Company’s subsidiary, Anton Nielsen Vojens, ApS has one customer who is a non-related party and leases property from the Company. Rent revenues related to the operating lease are recognized as incurred. The Company’s subsidiary Sharx DK ApS had zero retail customers for the three-month and nine-month period ending March 31, 2025 and zero for the three-month and nine-month period ending March 31, 2024. The Company has determined that is an agent of the manufacturer and collects commission revenue at or before the delivery of product.

The Company disaggregates revenues by revenue type and geographic location. See the below tables:

	Three Months Ended March 31,
Revenue Type	2025	2024
Real Estate Rental	$10,585	$10,770
Commission Revenues	—	—
Total Sales by Revenue Type	$10,585	$10,770

	Nine Months Ended March 31,
Revenue Type	2025	2024
Real Estate Rental	$34,726	$31,904
Commission Revenues	—	—
Total Sales by Revenue Type	$34,726	$31,904

The Company’s derives revenues from 100% of foreign revenues. For the period ending March 31, 2025 and March 31, 2024 the major geographic concentrations were as follows:

	Geographic Regions
	for the Three Months Ended March 31,
Revenue Type	2025	2024
International	$10,585	$10,770
Domestic	—	—
Total Sales by Geographic Location	$10,585	$10,770

	Geographic Regions
	for the Nine Months Ended March 31,
Revenue Type	2025	2024
International	$34,726	$31,904
Domestic	—	—
Total Sales by Geographic Location	$34,726	$31,904

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 4 - PROPERTY AND EQUIPMENT:

The Land owned by the Company’s wholly owned subsidiary constitutes the largest asset of the Company. During the nine-month period ending March 31, 2025 the Company recorded an increase in the carrying value of the Land of $6,061, due to the currency translation difference. The carrying value of the Land of the Company was as follows:

	Carrying Value of Land at
	March 31, 2025	June 30, 2024
US Dollars	$585,649	$579,588

NOTE 5 - RELATED PARTY TRANSACTIONS:

Crossfield, Inc., a company of which the CEO, Robert Wolfe is an officer and director, has made advances to the Company which are not collateralized, non-interest bearing, and payable upon demand. At March 31, 2025 and June 30, 2024, the Company had a balance of $83,940 and $128,373 respectively. During the nine-month period ended March 31, 2025 and 2024 expenses paid on behalf of the Company were $21,269 and $20,850 respectively. The Company repaid $64,010 of the advancement during the nine-month period ending March 31, 2025.

NOTE 6 - NOTES PAYABLE:

During 2006, the Company issued a promissory note (“Note”) for $650,000, payable to the Borkwood Development Ltd, a previous shareholder of the Company (“Seller”), payable and amortized monthly and carrying an interest at 5% per year. The Company has the right to prepay the note at any time with a notice of 14 days. To secure the payment of principal and interest the Sellers will receive a perfect lien and security interest in the Shares in the company ANV until the note with accrued interest is paid in full, and, 2) In the case that the Note has not been repaid within 12 months from the day of closing the Sellers have the right to convert the debt to common stock of Advanced Oxygen Technologies, Inc. in an amount of non-diluted shares calculated on the conversion Date, equal to the lesser of : a) Six hundred and Fifty thousand (650,000) or the Purchase Price minus the principal payments made by the buyer, whichever is greater, divided by the previous ten day closing price of AOXY as quoted on the national exchange, or b) Fifteen million shares, whichever is lesser. The Note has been extended until July 1, 2025, prior to period end and interest waived through the period ending June 30, 2024. As of March 31, 2025, the unpaid balance was $127,029.

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

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 7 - STOCKHOLDERS’ EQUITY:

Common Stock:

The Company is authorized to issue 60,000,000 shares of Common stock, par value $0.01; At March 31, 2025 and June 30, 2024 there were 3,292,945 and 3,292,945 shares issued and outstanding, respectively.

Preferred Stock:

Series 2 Convertible Preferred Stock:

The Company is authorized to issue 10,000,000 shares of $0.01 par value of series 2 convertible preferred stock. Each Series 2 preferred share also includes one warrant to purchase two common shares for $5.00. The warrants are exercisable over a three-year period. In the event of the liquidation of the Company, holders of Series 2 preferred stock would be entitled to receive $5.00 per share, plus any unpaid dividends declared on the Series 2 preferred stock from the funds remaining after the Company’s creditors, including directors, have been paid. There have been no dividends declared. There are 177,000 Series 2 Convertible Preferred shares designated. As of March 31, 2025, and June 30, 2024 there are 5,000 shares issued, which are convertible into 10,000 common shares. There are no warrants outstanding that have been issued in connection with these preferred shares.

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Series 3 Convertible Preferred Stock:

The Company has designated 1,670,000 shares of series 3 convertible preferred stock with a par value $0.01. Each share automatically converts on March 2, 2000 into either (a) one (1) share of the Company’s common stock if the average closing price of the common stock during the ten trading days immediately prior to March 1, 2000 is equal to or greater than sixty-six cents ($0.66) per share, or (b) one and one-half (1 1/2) shares of common stock if the average closing price of the common stock during the ten trading days immediately prior March 1, 2000 is less than sixty-six cents ($0.66) per share. There were zero shares of Series 3 Convertible Preferred Stock converted to common stock.  There are zero shares issued and outstanding at March 31, 2025 and 2024.

Series 5 Convertible Preferred Stock:

The Company has designated 1 share of series 5 convertible preferred stock, no par value. There is 1 Series 5 Convertible Preferred shares designated. The shares are collectively convertible to common stock of the Company on March 5, 2004, in an amount equal to the greater of a.) 290,000 shares divided by the ten-day closing price, prior to the date of acquisition of IPS, of the Company’s common stock as quoted on the national exchange and not to exceed twenty million shares, or b.) six million shares. There were zero shares of Series 5 Convertible Preferred Stock converted to common stock. There are zero shares issued and outstanding at March 31, 2025 and 2024.

NOTE 8 – SEGMENT AND GEOGRAPHIC INFORMATION

Segment Performance

We have three reporting segments:

●	The ANV lease segment which leases land in Denmark by long term leases.
●	The Sharx’s segment which generate commissions for the sale cargo security products.
●	The Corporate segment, Advanced Oxygen Technologies, Inc. which does not generate revenues, but has administrative expenses.

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes financial information regarding each reportable segment’s results of operations for the periods presented:

	Nine Months Ending March 31,
	2025	2024

Revenue by segment
Lease revenues	$34,726	$31,904
Commission revenues from security product sales	—	—
Corporate revenues	—	—
Total revenue	$34,726	$31,904

Segment profitability
Lease income	$26,689	$24,473
Commission income (loss)from security product sales	-	-
Corporate income (loss)	(23,194)	(21,625)
Total segment profitability	$3,495	$2,848

	Three Months Ending March 31,
	2025	2024

Revenue by segment
Lease revenues	$10,585	$10,770
Commission revenues from security product sales	—	—
Corporate revenues	—	—
Total revenue	$10,585	$10,770

Segment profitability
Lease income	$8,094	$7,799
Commission income (loss) from security product sales	-	(4)
Corporate income (loss)	(5,276)	(2,575)
Total segment profitability	$2,818	$2,520

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

Three Months Ending March 31:	2025	2024
Net Sales
United States	$-	$-
Denmark	10,585	10,770
Total	$10,585	$10,770

As of March 31, 2025 and June 30, 2024	Mar 31, 2025	June 30, 2024
Long-Lived Assets
United States	$-	$-
Denmark	585,649	579,588
Total	$585,649	$579,588

Nine Months Ending March 31:	2025	2024
Net Sales
United States	$-	$-
Denmark	34,726	31,904
Total	$34,726	$31,904

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Three Months Ending March 31, 2025
	ANV	Sharx	Corporate	Total

Net sales	$10,585	$—	$—	$10,585
Operating income (loss)	$10,379	$—	$(5,276)	$5,103
Other income (expense)	$(3)	$—	$—	$(3)
Total assets	$644,359	$—	$150	$644,509

Three Months Ending March 31, 2024
	ANV	Sharx	Corporate	Total

Net sales	$10,770	$—	$—	$10,770
Operating (loss) income	$10,666	$—	$(5,275)	$5,391
Other income (expense)	$—	$—	$—	$—
Total assets	$690,392	$—	$150	$690,542

Nine Months Ending March 31, 2025
	ANV	Sharx	Corporate	Total

Net sales	$34,726	$—	$—	$34,726
Operating income (loss)	$33,867	$—	$(23,194)	$10,673
Other income (expense)	$349	$—	$—	$349
Total assets	$644,359	$—	$150	$644,509

Nine Months Ending March 31, 2024
	ANV	Sharx	Corporate	Total

Net sales	$31,904	$—	$—	$31,904
Operating income (loss)	$31,088	$(8)	$(21,625)	$9,455
Other income (expense)	$295	$—	$—	$295
Total assets	$690,392	$—	$150	$690,542

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

REVENUES: Revenues from operations for the three-month period ending March 31, 2025 and March 31, 2024 were $10,585 and $10,770 respectively, and for the nine-month period ending March 31, 2025 and March 31, 2024 were $34,726 and $31,904 respectively. The increases are attributable to lease revenues and currency fluctuations. The following table summarizes the Company’s revenue allocations:

Three-Month Period ending March 31,	2025	2024
Subsidiary ANV Lease Revenues	$10,585	$10,770
Subsidiary Sharx commissions from the sales of cargo security products	—	—
Total	$10,585	$10,770

GENERAL AND ADMINISTRATIVE EXPENSES: G&A expenses for the three-month period ending March 31, 2025 and March 31, 2024 were $1,482 and $1,379 respectively, and for the nine-month period ending March 31, 2025 and March 31, 2024 were $5,034 and $4,949 respectively. The expenses are mainly attributable to ANV’s normal operations and the Company’s SEC compliance.

PROFESSIONAL EXPENSES: Professional expenses for the three-month period ending March 31, 2025 and March 31, 2024 were $4,000 and $4,000 respectively, and for the nine-month period ending March 31, 2025 and March 31, 2024 were $19,019 and $17,500 respectively. The expenses were attributable to the ordinary auditing fees for 2025 and 2024.

OTHER INCOME (EXPENSES): Other income (expenses) for the three-month period ending March 31, 2025 and March 31, 2024 were $(3), and $0 respectively, and for the nine-month period ending March 31, 2025 and March 31, 2024 were $349 and $295 respectively. The fluctuations are mainly attributable to currency fluctuations and bank interest.

NET INCOME: Net income attributed to common stockholders was $2,818 or $0.00 per basic and diluted share for the three-month period ending March 31, 2025 as compared to $2,520 or $0.00 per basic and diluted share for March 31, 2024. Net income attributed to common stockholders was $3,495 or $0.00 per basic and diluted share for the nine-month period ending March 31, 2025 as compared to $2,848 or $0.00 per basic and diluted share for March 31, 2024. The fluctuations are mainly attributable to lease revenues.

LIQUIDITY AND CAPITAL RESOURCES: At March 31, 2025 and June 30, 2024, the Company had cash and cash equivalents of $57,705 and $94,482 respectively. At March 31, 2025 and June 30, 2024, the Company had a working capital deficit of $232,599 and $110,622 respectively. The change in cash is primarily due to currency translation. The increase in the working capital deficit is primarily related to the debt that is current and advances from a Related Party.

Net cash provided by operating activities for nine-month period ending March 31, 2025 and March 31, 2024 was $26,593 and $31,358, respectively. The decrease was primarily due to expenses paid on behalf of related party and taxes payable.

Net cash (used-in) financing activities for nine-month period ending March 31, 2025 and March 31, 2024 was $(64,010) and $(29,637) respectively. Net cash used in financing activities for both periods is related to the company’s borrowings from banks, officers and directors, and the repayment of debt.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded as of March 31, 2025 that our disclosure controls and procedures were not effective at ensuring that the material information required to be disclosed in the Exchange Act reports is recorded, processed, summarized and reported as required in applicable SEC rules and the Company’s filed 10-K.

Changes in Internal Control over Financial Reporting

During the three and nine month period ended March 31, 2025, there were no changes in our internal control over financial reporting identified in connection with managements evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II

ITEM 1: LEGAL PROCEEDINGS

During the period ending March 31, 2025, there were pending or threatened legal actions as follows:

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

During three and nine month period ending March 31, 2025, the Company filed no reports on Form 8-K for events occurring during the periods.

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

Date: May 1, 2025	By:	/s/ Robert E. Wolfe
Robert E. Wolfe
Chairman of the Board and Chief Executive Officer and Principal Financial Officer

