Form 10-Q
period 2025-12-31
ADVANCED OXYGEN TECHNOLOGIES INC
filed 2026-02-03
CIK 352991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of February 3, 2026, there were 3,292,945 issued and outstanding shares of the registrant’s Common Stock, $0.01 par value.

ADVANCED OXYGEN TECHNOLOGIES, INC.

	INDEX	Page
PART I

Item I:	Financial Statements (unaudited)	3
	Condensed Consolidated Balance Sheets as of December 31, 2025 (unaudited) and June 30, 2025	3
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended December 31, 2025 and December 31, 2024 (unaudited)	4
	Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended December 31, 2025 and December 31, 2024 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2025 and December 31, 2024 (unaudited)	7
	Notes to the Condensed Consolidated Financial Statements	8

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3:	Quantitative and Qualitative Disclosures about Market Risk	21
Item 4:	Controls and Procedures	21

PART II

Item 1:	Legal Proceedings	22
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3:	Defaults Upon Senior Securities	22
Item 4:	Mine Safety Disclosures	22
Item 5:	Other Information	22
Item 6.	Exhibits and Reports on Form 8-K	23
Signature		24

EXHIBIT 31.1, 31.2 Certifications of Officers		EX 31
EXHIBIT 32.1, 32.2 Certifications of Officers		EX 32
EXHIBIT 101.INS Inline XBRL Instance		EX 101.INS
EXHIBIT 101.SCH Inline XBRL Taxonomy Extension Schema Document		EX 101.SCH
EXHIBIT 101.CAL Inline XBRL Taxonomy Extension Calculation Document		EX 101.CAL
EXHIBIT 101.DEF Inline XBRL Taxonomy Extension Definition Document		EX 101.DEF
EXHIBIT 101.LAB Inline XBRL Taxonomy Extension Labels Document		EX 101.LAB
EXHIBIT 101.PRE Inline XBRL Taxonomy Extension Presentation Document		EX 101.PRE

PART 1: FINANCIAL INFORMATION

Item I: Condensed Consolidated Financial Statements for the three and six month periods ending December 31, 2025 (unaudited).

ADVANCED OXYGEN TECHNOLOGIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2025	June 30, 2025
ASSETS	(Unaudited)

CURRENT ASSETS
Cash	$33,958	$57,225
Property tax receivable	1,252	1,251
Total Current Assets	35,210	58,476

Property and equipment	634,941	634,601
TOTAL ASSETS	$670,151	$693,077

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	1,800	2,200
Contract liabilities	3,283	3,281
Taxes payable	95,683	88,979
Current Portion of Notes Payable	127,029	-
Advances from a related party	26,346	55,974
Total Current Liabilities	254,141	150,434

Long Term Liabilities
Notes payable, net of current portion	-	127,029
Total Long-term Liabilities	-	127,029

Total Liabilities	254,141	277,463

STOCKHOLDERS’ EQUITY-
Convertible preferred stock, Series 2, par value $0.01; authorized 10,000,000 shares; issued and outstanding 5,000 at December 31, 2025 and June 30, 2025	50	50
Convertible preferred stock, Series 3, par value $0.01; authorized 1,670,000 shares; zero shares issued and outstanding	-	-
Convertible preferred stock, Series 5; no par value,1 share authorized and zero shares issued and outstanding.	-	-
Common stock, par value $0.01; At December 31, 2025 and June 30, 2025, authorized 60,000,000 shares; issued and outstanding 3,292,945 shares and 3,292,945 shares, respectively	32,929	32,929
Additional paid-in capital	21,057,116	21,057,116
Accumulated other comprehensive income (loss)	79,344	78,152
Accumulated deficit	(20,753,429)	(20,752,633)
TOTAL STOCKHOLDERS’ EQUITY	416,010	415,614
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$670,151	$693,077

See accompanying notes to condensed unaudited consolidated financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the three months ended December 31,		For the six months ended December 31,
	2025	2024	2025	2024
Revenues
Rent Revenues	$11,724	$13,256	$23,505	$24,141
Total Revenues	11,724	13,256	23,505	24,141

Operating Expenses
General and Administrative	2,051	1,512	3,345	3,552
Professional fees	4,500	4,000	15,960	15,019
Total Operating Expenses	6,551	5,512	19,305	18,571

Income from operations	5,173	7,744	4,200	5,570
Other income (expense)
Gain on Tax Settlement	-	352	-	352
Total Other Income	-	352	-	352

Income Before Income Taxes	5,173	8,096	4,200	5,922
Income Taxes Expense	2,524	2,944	4,996	5,245

NET INCOME (LOSS)	$2,649	$5,152	$(796)	$677

Weighted Average number of common shares outstanding
Basic	3,292,945	3,292,945	3,292,945	3,292,945
Dilutive	3,302,945	3,302,945	3,292,945	3,302,945

Basic earnings per Share	$0.00	$0.00	$(0.00)	$0.00
Dilutive earnings per Share	$0.00	$0.00	$(0.00)	$0.00

OTHER COMPREHENSIVE INCOME (LOSS)
NET INCOME (LOSS)	$2,649	$5,152	$(796)	$677
Foreign Currency Translation Adjustments	$555	$(51,438)	$1,192	$(20,694)
TOTAL COMPREHENSIVE INCOME (LOSS)	$3,204	$(46,286)	$396	$(20,017)

See accompanying notes to condensed unaudited consolidated financial statements.

ADVANCED OXYGEN TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Six-Month Period Ending December 31, 2025 and 2024

(Unaudited)

	Preferred Stock Convertible Series 2		Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive Income	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	Equity
Balance at June 30, 2024	5,000	50	3,292,945	32,929	21,057,116	(20,756,771)	8,613	341,937
Net income	-	-	-	-	-	677	-	677
Foreign Currency Translation Adjustment	-	-	-	-	-	-	(20,694)	(20,694)

Balance at December 31, 2024	5,000	50	3,292,945	32,929	21,057,116	(20,756,094)	(12,081)	321,920

Balance at June 30, 2025	5,000	50	3,292,945	32,929	21,057,116	(20,752,633)	78,152	415,614
Net income (loss)	-	-	-	-	-	(796)	-	(796)
Foreign Currency Translation Adjustment	-	-	-	-	-	-	1,192	1,192

Balance at December 31, 2025	5,000	50	3,292,945	32,929	21,057,116	(20,753,429)	79,344	416,010

See accompanying notes to condensed unaudited consolidated financial statements.

ADVANCED OXYGEN TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three-Month Period Ending December 31, 2025 and 2024

(Unaudited)

	Preferred Stock Convertible Series 2		Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive Income	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	Equity
Balance at September 30, 2024	5,000	50	3,292,945	32,929	21,057,116	(20,761,246)	39,357	368,206
Net income	-	-	-	-	-	5,152	-	5,152
Foreign Currency Translation Adjustment	-	-	-	-	-	-	(51,438)	(51,438)

Balance at December 31, 2024	5,000	50	3,292,945	32,929	21,057,116	(20,756,094)	(12,081)	321,920

Balance at September 30, 2025	5,000	50	3,292,945	32,929	21,057,116	(20,756,078)	78,789	412,806
Net income	-	-	-	-	-	2,649	-	2,649
Foreign Currency Translation Adjustment	-	-	-	-	-	-	555	555

Balance at December 31, 2025	5,000	50	3,292,945	32,929	21,057,116	(20,753,429)	79,344	416,010

See accompanying notes to condensed unaudited consolidated financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended December 31,
	2025	2024
Cash flows from operating activities:

Net Income (Loss)	$(796)	677
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Expenses paid on behalf of the company by a related party	18,910	16,519
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	(398)	1,503
Taxes payable	7,342	(1,873)
Net cash provided by operating activities	25,058	16,826

Cash flow from financing activities:
Repayment of related party debt	(48,538)	(45,080)
Repayment of long-term debt	-	-
Net cash used in financing activities	(48,538)	(45,080)
Change due to Foreign Currency Translation	213	(208)
NET CHANGE IN CASH	(23,267)	(29,919)

Cash at beginning of period	$57,225	$94,482
Cash at end of period	$33,958	$64,563
Supplemental Disclosures of Cash Flow Information
Cash paid for Interest	$-	$-
Cash paid for Income taxes	$2,524	$5,245

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

Sharx DK ApS is a Danish company, incorporated in 2020. On June 30, 2020, Sharx DK ApS, entered into a Distribution Agreement (the “Distribution Agreement” Exhibit 10.1) with a third-party vendor, Cleaver ApS, a Danish corporation (“Cleaver”), whereby Cleaver has appointed the Company as Cleaver’s nonexclusive distributor of its products in Europe, South America and North America. Cleaver is a manufacturer of a line of products for the logistics and cargo industry.  Sharx had no activity for the period ending December 31, 2025.

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

Rental Revenue

Rental revenue is derived from the Commercial Property lease in which quarterly payments are received pursuant to the property lease which is in effect until 2026. We recognize revenue when we have satisfied a performance obligation by transferring control over a product or delivering a service to a client. We measure revenue based upon the consideration set forth in an arrangement or contract with a client. We recognize revenue from these services when the services are completed. If we are paid in advance for these services, we record such payment as a contract liability until we complete the services. As of December 31, 2025, the Company recorded $3,283 of contract liabilities in connection to rental revenues.

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

The Company maintains its cash in bank deposit accounts which, at December 31, 2025 did not exceed federally insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on such amounts.

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

Earnings per Share:

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were anti-dilutive. As of December 31, 2025, and December 31, 2024 there were 10,000 and 10,000, potential dilutive shares that need to be considered as common share equivalents and because of the net income, the effect of these potential common shares is dilutive for the three-months. As of December 31, 2025, and December 31, 2024 there were 10,000 and 10,000, potential dilutive shares that need to be considered as common share equivalents and because of the net loss, the effect of these potential common shares is anti-dilutive for the six-months.

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

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 3 - REVENUE:

The Company’s subsidiary, Anton Nielsen Vojens, ApS has one customer who is a non-related party and leases property from the Company. Rent revenues related to the operating lease are recognized as incurred. The Company’s subsidiary Sharx DK ApS had zero retail customers for the three and six month periods ending December 31, 2025 and zero for the three and six month period ending December 31, 2024. The Company has determined that is an agent of the manufacturer and collects commission revenue at or before the delivery of product.

The Company disaggregates revenues by revenue type and geographic location. See the below tables:

	Three Months Ended December 31,
Revenue Type	2025	2024
Real Estate Rental	$11,724	$13,256
Commission Revenues	-	-
Total Sales by Revenue Type	$11,724	$13,256

	Six Months Ended December 31,
Revenue Type	2025	2024
Real Estate Rental	$23,505	$24,141
Commission Revenues	-	-
Total Sales by Revenue Type	$23,505	$24,141

The Company’s derives revenues from 100% of foreign revenues. For the period ending December 31, 2025 and December 31, 2024 the major geographic concentrations were as follows:

	Geographic Regions
	for the Three Months Ended December 31,
Revenue Type	2025	2024
International	$11,724	$13,256
Domestic	-	-
Total Sales by Geographic Location	$11,724	$13,256

	Geographic Regions
	for the Six Months Ended December 31,
Revenue Type	2025	2024
International	$23,505	$24,141
Domestic	-	-
Total Sales by Geographic Location	$23,505	$24,141

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 4 - PROPERTY AND EQUIPMENT:

The Land owned by the Company’s wholly owned subsidiary constitutes the largest asset of the Company. During the six-month period ending December 31, 2025 the Company recorded an increase in the carrying value of the Land of $340, due to the currency translation difference. The carrying value of the Land of the Company was as follows:

	Carrying Value of Land at
	December 31, 2025	June 30, 2025
US Dollars	$634,941	$634,601

NOTE 5 - RELATED PARTY TRANSACTIONS:

Crossfield, Inc., a company of which the CEO, Robert Wolfe is an officer and director, has made advances to the Company which are not collateralized, non-interest bearing, and payable upon demand. At December 31, 2025 and June 30, 2025, the Company had a balance of $26,346 and $55,974 respectively. During the six-month period ended December 31, 2025 and 2024 expenses paid on behalf of the Company were $18,910 and $16,519 respectively. The Company repaid $48,538 and $45,080 of the advancement during the six-month period ending December 31, 2025 and December 31, 2024 respectively.

NOTE 6 - NOTES PAYABLE:

During 2006, the Company issued a promissory note (“Note”) for $650,000, payable to Borkwood Development Ltd, a previous shareholder of the Company (“Seller”), payable and amortized monthly and carrying an interest at 5% per year. The Company has the right to prepay the note at any time with a notice of 14 days. To secure the payment of principal and interest the Sellers will receive a perfect lien and security interest in the Shares in the company ANV until the note with accrued interest is paid in full, and, 2) In the case that the Note has not been repaid within 12 months from the day of closing the Sellers have the right to convert the debt to common stock of Advanced Oxygen Technologies, Inc. in an amount of non-diluted shares calculated on the conversion Date, equal to the lesser of : a) Six hundred and Fifty thousand (650,000) or the Purchase Price minus the principal payments made by the buyer, whichever is greater, divided by the previous ten day closing price of AOXY as quoted on the national exchange, or b) Fifteen million shares, whichever is lesser. The Note has been extended until July 1, 2026, prior to period end and interest waived through the period ending June 30, 2025. As of December 31, 2025, the unpaid balance was $127,029.

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

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 7 - STOCKHOLDERS’ EQUITY:

Common Stock:

The Company is authorized to issue 60,000,000 shares of Common stock, par value $0.01; At December 31, 2025 and June 30, 2025 there were 3,292,945 and 3,292,945 shares issued and outstanding, respectively.

Preferred Stock:

Series 2 Convertible Preferred Stock:

The Company is authorized to issue 10,000,000 shares of $0.01 par value of series 2 convertible preferred stock. Each Series 2 preferred share also includes one warrant to purchase two common shares for $5.00. The warrants are exercisable over a three-year period. In the event of the liquidation of the Company, holders of Series 2 preferred stock would be entitled to receive $5.00 per share, plus any unpaid dividends declared on the Series 2 preferred stock from the funds remaining after the Company’s creditors, including directors, have been paid. There have been no dividends declared. There are 177,000 Series 2 Convertible Preferred shares designated. As of December 31, 2025, and June 30, 2025 there are 5,000 shares issued, which are convertible into 10,000 common shares. There are no warrants outstanding that have been issued in connection with these preferred shares.

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Series 3 Convertible Preferred Stock:

The Company has designated 1,670,000 shares of series 3 convertible preferred stock with a par value $0.01. Each share automatically converts on March 2, 2000 into either (a) one (1) share of the Company’s common stock if the average closing price of the common stock during the ten trading days immediately prior to March 1, 2000 is equal to or greater than sixty-six cents ($0.66) per share, or (b) one and one-half (1 1/2) shares of common stock if the average closing price of the common stock during the ten trading days immediately prior March 1, 2000 is less than sixty-six cents ($0.66) per share. There were zero shares of Series 3 Convertible Preferred Stock converted to common stock.  There are zero shares issued and outstanding at December 31, 2025 and June 30, 2025.

Series 5 Convertible Preferred Stock:

The Company has designated 1 share of series 5 convertible preferred stock, no par value. There is 1 Series 5 Convertible Preferred shares designated. The shares are collectively convertible to common stock of the Company on March 5, 2004, in an amount equal to the greater of a.) 290,000 shares divided by the ten-day closing price, prior to the date of acquisition of IPS, of the Company’s common stock as quoted on the national exchange and not to exceed twenty million shares, or b.) six million shares. There were zero shares of Series 5 Convertible Preferred Stock converted to common stock.  There are zero shares issued and outstanding at December 31, 2025 and June 30, 2025.

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

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes financial information regarding each reportable segment’s results of operations for the periods presented:

	Six Months Ending December 31,
	2025	2024

Revenue by segment
Lease revenues	$23,505	$24,141
Commission revenues from security product sales	-	-
Corporate revenues	-	-
Total revenue	$23,505	$24,141

Segment profitability
Lease income (loss)	$22,710	$18,595
Commission income (loss) from security product sales	-	-
Corporate income (loss)	(18,510)	(17,918)
Total segment profitability	$4,200	$677

	Three Months Ending December 31,
	2025	2024

Revenue by segment
Lease revenues	$11,724	$13,256
Commission revenues from security product sales	-	-
Corporate revenues	-	-
Total revenue	$11,724	$13,256

Segment profitability
Lease income	$11,473	$10,426
Commission income (loss) from security product sales	-	-
Corporate (loss)	(6,300)	(5,274)
Total segment profitability	$5,173	$5,152

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

Three Months Ending December 31:	2025	2024
Net Sales
United States	$-	$-
Denmark	11,724	13,256
Total	$11,724	$13,256

As of December 31, 2025 and June 30, 2025	Dec 31, 2025	June 30, 2025
Long-Lived Assets
United States	$-	$-
Denmark	634,941	634,601
Total	$634,941	$634,601

Six Months Ending December 31:	2025	2024
Net Sales
United States	$-	$-
Denmark	23,505	24,141
Total	$23,505	$24,141

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Three Months Ending December 31, 2025
	ANV	Sharx	Corporate	Total

Net sales	$11,724	$-	$-	$11,724
Operating income (loss)	$11,473	$-	$(6,300)	$5,173
Interest expense	$-	$-	$-	$-
Total assets	$670,001	$-	$150	$670,151

Three Months Ending December 31, 2024
	ANV	Sharx	Corporate	Total

Net sales	$13,256	$-	$-	$13,256
Operating income (loss)	$13,018	$-	$(5,274)	$7,744
Interest expense	$(352)	$-	$-	$(352)
Total assets	$682,863	$-	$150	$629,013

Six Months Ending December 31, 2025
	ANV	Sharx	Corporate	Total

Net sales	$23,505	$-	$-	$23,505
Operating income (loss)	$22,710	$-	$(18,510)	$4,200
Interest expense	$-	$-	$-	$-
Total assets	$670,001	$-	$150	$670,151

Six Months Ending December 31, 2024
	ANV	Sharx	Corporate	Total

Net sales	$24,141	$-	$-	$24,141
Operating income (loss)	$23,488	$-	$(17,918)	$5,570
Interest expense	$(352)	$-	$-	$(352)
Total assets	$628,863	$-	$150	$629,013

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

REVENUES: Revenues from operations for the three-month period ending December 31, 2025 and December 31, 2024 were $11,724 and $13,256 respectively, and for the six-month period ending December 31, 2025 and December 31, 2024 were $23,505 and $24,141 respectively. The increases are attributable to lease revenues and currency fluctuations. The following table summarizes the Company’s revenue allocations:

Three months ending December 31,	2025	2024
Subsidiary ANV Lease Revenues	$11,724	$13,256
Subsidiary Sharx commissions from the sales of cargo security products	-	-
Total	$11,724	$13,256

GENERAL AND ADMINISTRATIVE EXPENSES: G&A expenses for the three-month period ending December 31, 2025 and December 31, 2024 were $2,051 and $1,512 respectively, and for the six-month period ending December 31, 2025 and December 31, 2024 were $ 3,345 and $3,552 respectively. The expenses are mainly attributable to ANV’s normal operations and the Company’s SEC compliance.

PROFESSIONAL EXPENSES: Professional expenses for the three-month period ending December 31, 2025 and December 31, 2024 were $4,500 and $4,000 respectively, and for the six-month period ending December 31, 2025 and December 31, 2024 were $15,960 and $15,019 respectively. The expenses were attributable to audit fees for 2025 and 2024.

OTHER INCOME (EXPENSES): Other income (expenses) for the three-month period ending December 31, 2025 and December 31, 2024 were $0 and $352 respectively, and for the six-month period ending December 31, 2025 and December 31, 2024 were $0 and $352 respectively. The fluctuations are mainly attributable to tax benefits and interest expenses.

NET INCOME (LOSS): Net income attributed to common stockholders was $2,649 or $0.00 per basic and diluted share for the three-month period ending December 31, 2025 as compared to $5,152 or $0.00 per basic and diluted share for December 31, 2024. Net income (loss) attributed to common stockholders was $(796) or $0.00 per basic and diluted share for the six-month period ending December 31, 2025 as compared to $677 or $0.00 per basic and diluted share for December 31, 2024. The fluctuations are mainly attributable to lease revenues.

LIQUIDITY AND CAPITAL RESOURCES: At December 31, 2025 and June 30, 2025, the Company had cash and cash equivalents of $33,958 and $57,225 respectively. At December 31, 2025 and June 30, 2025, the Company had a working capital deficit of $(218,931) and $91,958 respectively. The change in cash is primarily due to AVN’s payment of debt and normal operations. The increase in the working capital deficit is primarily related to the operations.

Net cash provided by operating activities for six-month period ending December 31, 2025 and December 31, 2024 was $25,058 and $15,369 respectively. The increase was primarily due to expenses paid on behalf of related party and taxes payable.

Net cash (used-in) financing activities for six-month period ending December 31, 2025 and December 31, 2024 was $(48,538) and $(45,080) respectively. Net cash used in financing activities for both periods is related to the company’s borrowings from banks, officers and directors, and the repayment of debt.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded as of December 31, 2025 that our disclosure controls and procedures were not effective at ensuring that the material information required to be disclosed in the Exchange Act reports is recorded, processed, summarized and reported as required in applicable SEC rules and the Company’s filed 10-K.

Changes in Internal Control over Financial Reporting

During the three-month and six-month periods ended December 31, 2025, there were no changes in our internal control over financial reporting identified in connection with managements evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II

ITEM 1: LEGAL PROCEEDINGS

During the period ending December 31, 2025, there were pending or threatened legal actions as follows:

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

During three and six month period ending December 31, 2025, the Company filed no reports on Form 8-K for events occurring during the periods.

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

Date: February 3, 2026	By:	/s/ Robert E. Wolfe
Robert E. Wolfe
Chairman of the Board and Chief Executive Officer and Principal Financial Officer

