Form 10-Q
period 2026-03-31
ADVANCED OXYGEN TECHNOLOGIES INC
filed 2026-05-12
CIK 352991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of May 11, 2026, there were 3,292,945 issued and outstanding shares of the registrant’s Common Stock, $0.01 par value.

ADVANCED OXYGEN TECHNOLOGIES, INC.

	INDEX	Page
PART I

Item I:	Financial Statements (unaudited)	3
	Condensed Consolidated Balance Sheets as of March 31, 2026 (unaudited) and June 30, 2025	3
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended March 31, 2026 and March 31, 2025 (unaudited)	4
	Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended March 31, 2026 and March 31, 2025 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2026 and March 31, 2025 (unaudited)	7
	Notes to the Condensed Consolidated Financial Statements	8

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3:	Quantitative and Qualitative Disclosures about Market Risk	22
Item 4:	Controls and Procedures	22

PART II

Item 1:	Legal Proceedings	23
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3:	Defaults Upon Senior Securities	23
Item 4:	Mine Safety Disclosures	23
Item 5:	Other Information	23
Item 6.	Exhibits and Reports on Form 8-K	24
Signature		25

EXHIBIT 31.1, 31.2 Certifications of Officers		EX 31
EXHIBIT 32.1, 32.2 Certifications of Officers		EX 32
EXHIBIT 101.INS Inline XBRL Instance		EX 101.INS
EXHIBIT 101.SCH Inline XBRL Taxonomy Extension Schema Document		EX 101.SCH
EXHIBIT 101.CAL Inline XBRL Taxonomy Extension Calculation Document		EX 101.CAL
EXHIBIT 101.DEF Inline XBRL Taxonomy Extension Definition Document		EX 101.DEF
EXHIBIT 101.LAB Inline XBRL Taxonomy Extension Labels Document		EX 101.LAB
EXHIBIT 101.PRE Inline XBRL Taxonomy Extension Presentation Document		EX 101.PRE

PART 1: FINANCIAL INFORMATION

Item I: Condensed Consolidated Financial Statements for the three and nine months ending March 31, 2026 (unaudited).

ADVANCED OXYGEN TECHNOLOGIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026	June 30, 2025
ASSETS	(Unaudited)

CURRENT ASSETS
Cash	$34,626	$57,225
Property tax receivable	1,220	1,251
Total Current Assets	35,846	58,476

Property and equipment	619,109	634,601
TOTAL ASSETS	$654,955	$693,077

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	7,575	2,200
Contract liabilities	3,201	3,281
Taxes payable	95,616	88,979
Current portion of notes payable	127,029	-
Advances from a related party	22,872	55,974
Total Current Liabilities	256,293	150,434

Long Term Liabilities
Notes payable, net of current portion	-	127,029
Total Long-term Liabilities	-	127,029

Total Liabilities	256,293	277,463

STOCKHOLDERS’ EQUITY-
Convertible preferred stock, Series 2, par value $0.01; authorized 10,000,000 shares; issued and outstanding 5,000 at March 31, 2026 and June 30, 2025	50	50
Convertible preferred stock, Series 3, par value $0.01; authorized 1,670,000 shares; zero shares issued and outstanding	—	—
Convertible preferred stock, Series 5; no par value, 1 share authorized and zero shares issued and outstanding.	—	—
Common stock, par value $0.01; At March 31, 2026 and June 30, 2025, authorized 60,000,000 shares; issued and outstanding 3,292,945 shares and 3,292,945 shares, respectively	32,929	32,929
Additional paid-in capital	21,057,116	21,057,116
Accumulated other comprehensive income	58,543	78,152
Accumulated deficit	(20,749,976)	(20,752,633)
TOTAL STOCKHOLDERS’ EQUITY	398,662	415,614
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$654,955	$693,077

See accompanying notes to condensed unaudited consolidated financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the three months ended March 31,		For the nine months ended March 31,
	2026	2025	2026	2025
Revenues
Rent Revenues	$12,011	$10,585	$35,516	$34,726
Total Revenues	12,011	10,585	35,516	34,726

Operating Expenses
General and Administrative	1,455	1,482	4,800	5,034
Professional fees	4,500	4,000	20,460	19,019
Total Operating Expenses	5,955	5,482	25,260	24,053

Income from operations	6,056	5,103	10,256	10,673

Other income (expense)
Gain (Loss) on Tax Settlement	-	(3)	-	349
Total Other Income (Expenses)	-	(3)	-	349

Income Before Income Taxes	6,056	5,100	10,256	11,022
Income Taxes Expense	2,603	2,282	7,599	7,527

NET INCOME	$3,453	$2,818	$2,657	$3,495

Weighted Average number of common shares outstanding
Basic	3,292,945	3,292,945	3,292,945	3,292,945
Dilutive	3,302,945	3,302,945	3,302,945	3,302,945

Basic earnings per Share	$0.00	$0.00	$0.00	$0.00
Dilutive earnings per Share	$0.00	$0.00	$0.00	$0.00

OTHER COMPREHENSIVE INCOME
NET INCOME	$3,453	$2,818	$2,657	$3,495
Foreign Currency Translation Adjustments	$(20,801)	$28,312	$(19,609)	$7,618
TOTAL COMPREHENSIVE INCOME (LOSS)	$(17,348)	$31,130	$(16,952)	$11,113

See accompanying notes to condensed unaudited consolidated financial statements.

ADVANCED OXYGEN TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three-Month Period Ending March 31, 2026 and 2025

(Unaudited)

	Preferred Stock Convertible Series 2		Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2024	5,000	$50	3,292,945	$32,929	$21,057,116	$(20,756,094)	$(12,081)	$321,920
Net income	—	—	—	—	—	2,818	—	2,818
Foreign Currency Translation Adjustment	—	—	—	—	—	—	28,312	28,312

Balance at March 31, 2025	5,000	$50	3,292,945	$32,929	$21,057,116	$(20,753,276)	$16,231	$353,050

Balance at December 31, 2025	5,000	$50	3,292,945	$32,929	$21,057,116	$(20,753,429)	$79,344	$416,010
Net income	—	—	—	—	—	3,453	—	3,453
Foreign Currency Translation Adjustment	—	—	—	—	—	—	(20,801)	(20,801)

Balance at March 31, 2026	5,000	$50	3,292,945	$32,929	$21,057,116	$(20,749,976)	$58,543	$398,662

See accompanying notes to condensed unaudited consolidated financial statements.

ADVANCED OXYGEN TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Nine-Month Period Ending March 31, 2026 and 2025

(Unaudited)

	Preferred Stock Convertible Series 2		Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance at June 30, 2024	5,000	$50	3,292,945	$32,929	$21,057,116	$(20,756,771)	$8,163	$341,937
Net income	—	—	—	—	—	3,495	—	3,495
Foreign Currency Translation Adjustment	—	—	—	—	—	—	7,618	7,618

Balance at March 31, 2025	5,000	$50	3,292,945	$32,929	$21,057,116	$(20,753,276)	$16,231	$353,050

Balance at June 30, 2025	5,000	$50	3,292,945	$32,929	$21,057,116	$(20,752,633)	$78,152	$415,614
Net income	—	—	—	—	—	2,657	—	2,657
Foreign Currency Translation Adjustment	—	—	—	—	—	—	(19,609)	(19,609)

Balance at March 31, 2026	5,000	$50	3,292,945	$32,929	$21,057,116	$(20,749,976)	$58,543	$398,662

See accompanying notes to condensed unaudited consolidated financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended March 31,
	2026	2025
Cash flows from operating activities:

Net Income	$2,657	$3,495
Adjustments to reconcile net income to net cash provided by operating activities
Expenses paid on behalf of the company by a related party	18,910	21,269
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	5,375	1,925
Taxes payable	9,576	(96)
Net cash provided by operating activities	36,518	26,593

Cash flow from financing activities:
Repayment of related party debt	(58,140)	(64,010)
Repayment of long-term debt	-	-
Net cash used in financing activities	(58,140)	(64,010)
Change due to Foreign Currency Translation	(977)	641
NET CHANGE IN CASH	(22,599)	(36,777)

Cash at beginning of period	$57,225	$94,482
Cash at end of period	$34,626	$57,705
Supplemental Disclosures of Cash Flow Information
Cash paid for Interest	$-	$-
Cash paid for Income taxes	$2,603	$-

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

Sharx DK ApS is a Danish company, incorporated in 2020. On June 30, 2020, Sharx DK ApS, entered into a Distribution Agreement (the “Distribution Agreement” Exhibit 10.1) with a third-party vendor, Cleaver ApS, a Danish corporation (“Cleaver”), whereby Cleaver has appointed the Company as Cleaver’s nonexclusive distributor of its products in Europe, South America and North America. Cleaver is a manufacturer of a line of products for the logistics and cargo industry.  Sharx had no activity for the period ending March 31, 2026.

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

Certain information and note disclosures normally included in annual financial statements have been condensed or omitted from these interim financial statements; these financial statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the year ended June 30, 2025.

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

Rental Revenue

Rental revenue is derived from the Commercial Property lease in which quarterly payments are received pursuant to the property lease which is in effect until 2026. We recognize revenue when we have satisfied a performance obligation by transferring control over a product or delivering a service to a client. We measure revenue based upon the consideration set forth in an arrangement or contract with a client. We recognize revenue from these services when the services are completed. If we are paid in advance for these services, we record such payment as a contract liability until we complete the services. As of March 31, 2026, the Company recorded $3,201 of contract liabilities in connection to rental revenues.

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

The Company maintains its cash in bank deposit accounts which, at March 31, 2026 did not exceed federally insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on such amounts.

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

Earnings per Share:

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were anti-dilutive. As of March 31, 2026, and March 31, 2025 there were 10,000 and 10,000, potential dilutive shares that need to be considered as common share equivalents and because of the net income, the effect of these potential common shares is dilutive for the three-months. As of March 31, 2026, and March 31, 2025 there were 10,000 and 10,000, potential dilutive shares that need to be considered as common share equivalents and because of the net income, the effect of these potential common shares is dilutive for the nine-months.

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

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 3 - REVENUE:

The Company’s subsidiary, Anton Nielsen Vojens, ApS has one customer who is a non-related party and leases property from the Company. Rent revenues related to the operating lease are recognized as incurred. The Company’s subsidiary Sharx DK ApS had zero retail customers for the three-month and nine-month period ending March 31, 2026 and zero for the three-month and nine-month period ending March 31, 2025. The Company has determined that is an agent of the manufacturer and collects commission revenue at or before the delivery of product.

The Company disaggregates revenues by revenue type and geographic location. See the below tables:

	Three Months Ended March 31,
Revenue Type	2026	2025
Real Estate Rental	$12,011	$10,585
Commission Revenues	—	—
Total Sales by Revenue Type	$12,011	$10,585

	Nine Months Ended March 31,
Revenue Type	2026	2025
Real Estate Rental	$35,516	$34,726
Commission Revenues	—	—
Total Sales by Revenue Type	$35,516	$34,726

The Company’s derives revenues from 100% of foreign revenues. For the period ending March 31, 2026 and March 31, 2025 the major geographic concentrations were as follows:

	Geographic Regions
	for the Three Months Ended March 31,
Revenue Type	2026	2025
International	$12,011	$10,585
Domestic	—	—
Total Sales by Geographic Location	$12,011	$10,585

	Geographic Regions
	for the Nine Months Ended March 31,
Revenue Type	2026	2025
International	$35,516	$34,726
Domestic	—	—
Total Sales by Geographic Location	$35,516	$34,726

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 4 - PROPERTY AND EQUIPMENT:

The Land owned by the Company’s wholly owned subsidiary constitutes the largest asset of the Company. During the nine-month period ending March 31, 2026 the Company recorded a decrease in the carrying value of the Land of $(15,492), due to the currency translation difference. The carrying value of the Land of the Company was as follows:

	Carrying Value of Land at
	March 31, 2026	June 30, 2025
US Dollars	$619,109	$634,601

NOTE 5 - RELATED PARTY TRANSACTIONS:

Crossfield, Inc., a company of which the CEO, Robert Wolfe is an officer and director, has made advances to the Company which are not collateralized, non-interest bearing, and payable upon demand. At March 31, 2026 and June 30, 2025, the Company had a balance of $22,872 and $55,974 respectively. During the nine-month period ended March 31, 2026 and 2025 expenses paid on behalf of the Company were $18,910 and $21,269 respectively. The Company repaid $58,140 of the advancement during the nine-month period ending March 31, 2026.

NOTE 6 - NOTES PAYABLE:

During 2006, the Company issued a promissory note (“Note”) for $650,000, payable to the Borkwood Development Ltd, a previous shareholder of the Company (“Seller”), payable and amortized monthly and carrying an interest at 5% per year. The Company has the right to prepay the note at any time with a notice of 14 days. To secure the payment of principal and interest the Sellers will receive a perfect lien and security interest in the Shares in the company ANV until the note with accrued interest is paid in full, and, 2) In the case that the Note has not been repaid within 12 months from the day of closing the Sellers have the right to convert the debt to common stock of Advanced Oxygen Technologies, Inc. in an amount of non-diluted shares calculated on the conversion Date, equal to the lesser of : a) Six hundred and Fifty thousand (650,000) or the Purchase Price minus the principal payments made by the buyer, whichever is greater, divided by the previous ten day closing price of AOXY as quoted on the national exchange, or b) Fifteen million shares, whichever is lesser. The Note has been extended until July 1, 2026, prior to period end and interest waived through the period ending June 30, 2025. As of March 31, 2026, the unpaid balance was $127,029.

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

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 7 - STOCKHOLDERS’ EQUITY:

Common Stock:

The Company,00 authorized to issue 60,000,000 shares of Common stock, par value $0.01; At March 31, 2026 and June 30, 2025 there were 3,292,945 and 3,292,945 shares issued and outstanding, respectively.

Preferred Stock:

Series 2 Convertible Preferred Stock:

The Company is authorized to issue 10,000,000 shares of $0.01 par value of series 2 convertible preferred stock. Each Series 2 preferred share also includes one warrant to purchase two common shares for $5.00. The warrants are exercisable over a three-year period. In the event of the liquidation of the Company, holders of Series 2 preferred stock would be entitled to receive $5.00 per share, plus any unpaid dividends declared on the Series 2 preferred stock from the funds remaining after the Company’s creditors, including directors, have been paid. There have been no dividends declared. There are 177,000 Series 2 Convertible Preferred shares designated. As of March 31, 2026, and June 30, 2025 there are 5,000 shares issued, which are convertible into 10,000 common shares. There are no warrants outstanding that have been issued in connection with these preferred shares.

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Series 3 Convertible Preferred Stock:

The Company has designated 1,670,000 shares of series 3 convertible preferred stock with a par value $0.01. Each share automatically converts on March 2, 2000 into either (a) one (1) share of the Company’s common stock if the average closing price of the common stock during the ten trading days immediately prior to March 1, 2000 is equal to or greater than sixty-six cents ($0.66) per share, or (b) one and one-half (1 1/2) shares of common stock if the average closing price of the common stock during the ten trading days immediately prior March 1, 2000 is less than sixty-six cents ($0.66) per share. There were zero shares of Series 3 Convertible Preferred Stock converted to common stock.  There are zero shares issued and outstanding at March 31, 2026 and 2025.

Series 5 Convertible Preferred Stock:

The Company has designated 1 share of series 5 convertible preferred stock, no par value. There is 1 Series 5 Convertible Preferred shares designated. The shares are collectively convertible to common stock of the Company on March 5, 2004, in an amount equal to the greater of a.) 290,000 shares divided by the ten-day closing price, prior to the date of acquisition of IPS, of the Company’s common stock as quoted on the national exchange and not to exceed twenty million shares, or b.) six million shares. There were zero shares of Series 5 Convertible Preferred Stock converted to common stock. There are zero shares issued and outstanding at March 31, 2026 and 2025.

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

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes financial information regarding each reportable segment’s results of operations for the periods presented:

	Nine Months Ending March 31,
	2026	2025

Revenue by segment
Lease revenues	$35,516	$34,726
Commission revenues from security product sales	—	—
Corporate revenues	—	—
Total revenue	$35,516	$34,726

Segment profitability
Lease income	$34,541	$26,689
Commission income (loss)from security product sales	-	-
Corporate income (loss)	(24,285)	(23,194)
Total segment profitability	$10,256	$3,495

	Three Months Ending March 31,
	2026	2025

Revenue by segment
Lease revenues	$12,011	$10,585
Commission revenues from security product sales	—	—
Corporate revenues	—	—
Total revenue	$12,011	$10,585

Segment profitability
Lease income	$11,831	$8,094
Commission income (loss) from security product sales	-	-
Corporate income (loss)	(5,775)	(5,276)
Total segment profitability	$6,056	$2,818

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

Three Months Ending March 31:	2026	2025
Net Sales
United States	$-	$-
Denmark	12,011	10,585
Total	$12,011	$10,585

As of March 31, 2026 and June 30, 2025	Mar 31, 2026	June 30, 2025
Long-Lived Assets
United States	$-	$-
Denmark	619,109	634,601
Total	$619,109	$634,601

Nine Months Ending March 31:	2026	2025
Net Sales
United States	$-	$-
Denmark	35,516	34,726
Total	$35,516	$34,726

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Three Months Ending March 31, 2026
	ANV	Sharx	Corporate	Total

Net sales	$12,011	$—	$—	$12,011
Operating income (loss)	$11,831	$—	$(5,775)	$6,056
Other income (expense)	$—	$—	$—	$—
Total assets	$654,805	$—	$150	$654,955

Three Months Ending March 31, 2025
	ANV	Sharx	Corporate	Total

Net sales	$10,585	$—	$—	$10,585
Operating (loss) income	$10,379	$—	$(5,276)	$5,103
Other income (expense)	$(3)	$—	$—	$(3)
Total assets	$644,359	$—	$150	$644,509

Nine Months Ending March 31, 2026
	ANV	Sharx	Corporate	Total

Net sales	$35,516	$—	$—	$35,516
Operating income (loss)	$34,541	$—	$(24,285)	$10,256
Other income (expense)	$—	$—	$—	$—
Total assets	$654,805	$—	$150	$654,995

Nine Months Ending March 31, 2025
	ANV	Sharx	Corporate	Total

Net sales	$34,726	$—	$—	$34,726
Operating income (loss)	$33,867	$—	$(23,194)	$10,673
Other income (expense)	$349	$—	$—	$349
Total assets	$644,359	$—	$150	$644,509

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

REVENUES: Revenues from operations for the three-month period ending March 31, 2026 and March 31, 2025 were $12,011 and $10,585 respectively, and for the nine-month period ending March 31, 2026 and March 31, 2025 were $35,516 and $34,726 respectively. The increases are attributable to lease revenues and currency fluctuations. The following table summarizes the Company’s revenue allocations:

Three-Month Period ending March 31,	2026	2025
Subsidiary ANV Lease Revenues	$12,011	$10,588
Subsidiary Sharx commissions from the sales of cargo security products	—	—
Total	$12,011	$10,585

GENERAL AND ADMINISTRATIVE EXPENSES: G&A expenses for the three-month period ending March 31, 2026 and March 31, 2025 were $1,455 and $1,482 respectively, and for the nine-month period ending March 31, 2026 and March 31, 2025 were $4,800 and $5,034 respectively. The expenses are mainly attributable to ANV’s normal operations and the Company’s SEC compliance.

PROFESSIONAL EXPENSES: Professional expenses for the three-month period ending March 31, 2026 and March 31, 2025 were $4,500 and $4,000 respectively, and for the nine-month period ending March 31, 2026 and March 31, 2025 were $20,460 and $19,019 respectively. The expenses were attributable to the ordinary auditing fees for 2026 and 2025.

OTHER INCOME (EXPENSES): Other income (expenses) for the three-month period ending March 31, 2026 and March 31, 2025 were $0, and $(3) respectively, and for the nine-month period ending March 31, 2026 and March 31, 2025 were $0 and $349 respectively. The fluctuations are mainly attributable to currency fluctuations and bank interest.

NET INCOME: Net income attributed to common stockholders was $3,453 or $0.00 per basic and diluted share for the three-month period ending March 31, 2026 as compared to $2,818 or $0.00 per basic and diluted share for March 31, 2025. Net income attributed to common stockholders was $2,657 or $0.00 per basic and diluted share for the nine-month period ending March 31, 2026 as compared to $3,495 or $0.00 per basic and diluted share for March 31, 2025. The fluctuations are mainly attributable to lease revenues.

LIQUIDITY AND CAPITAL RESOURCES: At March 31, 2026 and June 30, 2025, the Company had cash and cash equivalents of $34,626 and $57,225 respectively. At March 31, 2026 and June 30, 2025, the Company had a working capital deficit of $220,447 and $91,958 respectively. The change in cash is primarily due to currency translation. The increase in the working capital deficit is primarily related to the debt that is current and advances from a Related Party.

Net cash provided by operating activities for nine-month period ending March 31, 2026 and March 31, 2025 was $36,518 and $26,593, respectively. The increase was primarily due to expenses paid on behalf of related party and taxes payable.

Net cash (used-in) financing activities for nine-month period ending March 31, 2026 and March 31, 2025 was $(58,140) and $(64,010) respectively. Net cash used in financing activities for both periods is related to the company’s borrowings from officers and directors, and the repayment of debt.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded as of March 31, 2026 that our disclosure controls and procedures were not effective at ensuring that the material information required to be disclosed in the Exchange Act reports is recorded, processed, summarized and reported as required in applicable SEC rules and the Company’s filed 10-K.

Changes in Internal Control over Financial Reporting

During the three and nine month period ended March 31, 2026, there were no changes in our internal control over financial reporting identified in connection with managements evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II

ITEM 1: LEGAL PROCEEDINGS

During the period ending March 31, 2026, there were pending or threatened legal actions as follows:

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

During three and nine month period ending March 31, 2026, the Company filed no reports on Form 8-K for events occurring during the periods.

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

Date: May 11, 2026	By:	/s/ Robert E. Wolfe
Robert E. Wolfe
Chairman of the Board and Chief Executive Officer and Principal Financial Officer

