Form 10-K
period 2026-06-30
ADVANCED OXYGEN TECHNOLOGIES INC
filed 2026-09-21
CIK 352991

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2026

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

The aggregate market value of Common Stock at December 31, 2025 held by non-affiliates approximated $70,626 based upon the average bid and asked prices for a share of Common Stock on that date.

As of September 21, 2026 there were 3,292,945 issued and outstanding shares of the registrant’s Common Stock, $0.01 par value.

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

ANV is a Danish company that owns commercial real estate in Vojens, Denmark. ANV’s revenues are derived solely from the lease revenue from its real estate. Circle K Denmark A/S, formerly StatOil A/S, leases the facility from ANV. The initial term of the lease expired in February 2026 and the lease automatically extends for 6-month periods. The lease expires in 2027.

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

Anton Nielsen Vojens owns and leases commercial real estate to Circle K Denmark A/S, formerly StatOil A/S a Danish company. The initial term of the lease expired in February 2026 and the lease automatically extends for 6-month periods. The lease expires in 2027.

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

COMPETITION:

The Company’s subsidiary ANV revenues are currently derived from its lease revenues of its commercial real estate holding. With the global changes in the economies during the year ended June 30, 2026, the Company’s direct competition would be other vacant commercial real estate entities. The Company believes that there are no identifiable direct competitors.

Sharx had no revenues for the years ended June 30, 2026 and 2025. The load restraint equipment market in the United States and Europe is dominated by large companies such as Dottie Down, USA Ratchet, LLC, Ratchet Straps, USA, Kinedyne, LLC, The Rachet Depot, Inc., The Forankra Group, and GTF Factors, Ltd, each of which have far greater capital and operational resources than us. Our products will directly compete in the load restraint markets dominated by these major competitors. In this market, competitive factors include price, product offerings, value-added service programs, service and delivery, credit terms, and customer support.

CUSTOMERS:

The Company’s subsidiary ANV currently has one customer, Circle K Denmark A/S, formerly StatOil AS., Copenhagen Denmark.

The Company’s subsidiary Sharx had zero retail customers for the year ending June 30, 2026 and zero for the year ending June 30, 2025. Sharx has had no sales of product due to the manufacturer’s inability to produce and deliver product to Sharx due to COVID.

EMPLOYEES:

As of June 30, 2026, the Company had a total of 2 employees.

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

WE ARE SUBJECT TO RISKS ASSOCIATED WITH FOREIGN CURRENCY

ANV and Sharx DK ApS are Danish companies with operations only in Denmark. During the years ended June 30, 2026 and 2025, foreign revenues accounted for 100% of our total revenue. As a result, we are subject to risks associated with generating revenue in multiple countries, including:

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

Sharx DK ApS (“Sharx”) had zero retail customers for the year ending June 30, 2026 and zero for the year ending June 30, 2025.

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

ITEM 2. DESCRIPTION OF PROPERTY

The assets of the Company consist of its wholly owned subsidiary, Anton Nielsen Vojens, ApS whose sole asset is commercial real estate in Vojens, Denmark. The commercial real estate is leased to Circle K Denmark, A/S, formerly StatOil, A/S under the same terms and conditions of the prior 10 year lease, except Circle K can give a 6 month notice to terminate the lease and remove its improvements on the land. The property is land only and is a 750 square meter parcel currently used as a fuel station and is located at Ostergade 67, 6500 Vojens Denmark.

ITEM 3. LEGAL PROCEEDINGS

During the period ending June 30, 2026, the pending or threatened legal actions as follows:

None

ITEM 4: MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET OF COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

HOLDERS

At June 30, 2026 the company had 1,555 shareholders of record. At June 30, 2026, the closing bid price of the Company’s Common Stock as reported by the National Quotation Bureau, Inc., was $0.08.

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

Rental Revenue

Rental revenue is derived from the Commercial Property lease in which quarterly payments are received pursuant to the property lease which is in effect until 2027; The initial term of the lease expired in February 2026 and the lease automatically extends for 6-month periods.  The lease expires in 2027. We recognize revenue when we have satisfied a performance obligation by transferring control over a product or delivering a service to a client. We measure revenue based upon the consideration set forth in an arrangement or contract with a client. We recognize revenue from these services when the services are completed. If we are paid in advance for these services, we record such payment as a contract liability until we complete the services. As of June 30, 2026, the Company recorded $3,189 of contract liabilities in connection to rental revenues.

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

Earnings per Share:

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of June 30, 2026, and June 30, 2025 there were 10,000 and 10,000, potential dilutive shares that need to be considered as common share equivalents and because of the net income for June 30, 2026 and 2025, the effect of these potential common shares is dilutive.

Cash and Cash Equivalents:

For purposes of the statement of cash flows, the Company considers all highly-liquid investments purchased with original maturities of three months or less to be cash equivalents.

The Company maintains its cash in bank deposit accounts which, at June 30, 2026 did not exceed federally insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on such amounts.

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

RESULTS OF OPERATIONS OF FISCAL YEAR 2026 COMPARED TO FISCAL YEAR 2025

REVENUES. Revenues from operations were $47,444 in 2026 compared to $43,445 in 2025. The increase was attributable to the lease revenues. The following table summarizes the Company’s revenue allocations:

Year ending June 30,	2026	2025
Subsidiary ANV Lease Revenues	$47,444	$43,445
Subsidiary Sharx commissions from the sales of cargo security products	-	-
Total	$47,444	$43,445

GENERAL AND ADMINISTRATIVE EXPENSES. G&A expenses were $6,147 in 2026 compared to $6,656 in 2025. The expenses are attributable to the Company’s SEC compliance and accounting costs.

PROFESSIONAL EXPENSES. The professional expenses were attributable to the ordinary audit and review fees of $24,960 in 2026 compared to $23,019 in 2025.

OTHER INCOME (EXPENSE). Other income (expense) was $15 in 2026 compared to $353 in 2025 and mainly attributable to currency fluctuations. Interest expense was $0 for 2026 due to the Company having paid off its bank note.

NET INCOME. Net income attributed to common stockholders was $102,970 or $0.03 per share for 2026 as compared to $4,138 or $0.00 per share for 2025 and mainly attributable to lease revenues.

LIQUIDITY AND CAPITAL RESOURCES. As of June 30, 2026, the Company had $39,259 of cash and cash equivalents and working capital deficit of $3,886 compared to June 30, 2025 the Company had $57,225 of cash and cash equivalents and working capital deficit of $91,958 The change in cash is primarily due to the ANV’S payment of debt and normal operations. The decrease in the working capital deficit is primarily related to the decrease in taxes payable.

Net cash provided by operating activities for 2026 and 2025 was $51,378 and $40,415 respectively. The increase was primarily due to the decrease in taxes payable.

Net cash (used for) investing activities for 2026 and 2025 was $0 and $0 respectively.

Net cash (used for) financing activities for 2026 and 2025 was ($68,104) and ($89,819) respectively. Net cash used for financing activities for both periods is related to the repayment of debt and related party debt.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE MARKET DISCLOSURES ABOUT RISK

Not required.

ITEM 8. AUDITED CONSOLIDATED FINANCIAL STATEMENTS

See the consolidated financial statements on Exhibit F for the period ending June 30, 2026 and June 30, 2025.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURE

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded as of June 30, 2026 that our disclosure controls and procedures were effective at ensuring that the material information required to be disclosed in the Exchange Act reports is recorded, processed, summarized and reported as required in applicable SEC rules and the Company’s filed 10-K.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-2013). Based on our evaluation under the framework set forth in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of June 30, 2026.

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

Changes in Internal Control over Financial Reporting

During the twelve-month period ended June 30, 2026, there were no changes in our internal control over financial reporting identified in connection with managements evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

ITEM 9B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Set forth below is information regarding the Company’s directors and executive officers, including information furnished by them as to their principal occupations for the last five years, other directorships held by them and their ages as of June 30, 2026. All directors are elected for one-year terms, which expire as of the date of the Company’s annual meeting.

Name	Age	Position	Director Since:
Robert E. Wolfe	63	Chairman of the Board, CEO, and CFO	1997
Lawrence Donofrio	75	Director	2003

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

Audit Committee Financial Expert

As of June 30, 2026, we do not have an audit committee financial expert, as that term is defined in Item 407(d)(5) of Regulation S-B, because at this time our current level of operations and the cost of retaining such a financial expert are prohibitive. The Board of Directors as a whole fulfilled the duties normally assigned to an audit committee.

Code of Ethics

As of June 30, 2026, we have a code of ethics that applies to our Principal Executive Officer and Principal Financial and Accounting Officer(s) and to all of our staff. While we are a small company, we believe that our code of ethics directs the Company to practice its business in an ethical way.

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

ITEM 11. EXECUTIVE COMPENSATION

Robert Wolfe, Chairman, CEO and CFO waived his $500,000 annual salary for the year ending June 30, 2026 and 2025. No other officer or director received any compensation from the Company during the last fiscal year. The Company paid no bonuses in the last two fiscal years ended June 30, 2026 and 2025 to officers or other employees.

The following table sets forth the total compensation paid or accrued to its Chief Executive Officer and Chief Financial Officer, Robert E. Wolfe during the fiscal year ending June 30, 2026 and 2025. There were no other corporate officers in any of the last two fiscal years.

EXECUTIVE COMPENSATION

Name	Year	Salary	Bonus	Compensation	Awards	Awards	Other

Robert E. Wolfe	2026	-	-	-	-	-	-
	2025	-	-	-	-	-	-

EMPLOYMENT AGREEMENTS

We do not currently have any oral or written employment contracts, severance or change-in-control agreements with any of our executive officers.

OPTION GRANTS DURING 2026; VALUE OF OPTIONS AT YEAR-END

The following tables set forth certain information covering the grant of options to the Company’s Chief Executive Officer and Chief Financial Officer, Robert E. Wolfe. During the fiscal year ended June 30, 2026 and June 2025, there were no options granted or issued during these periods.

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

Compensation Pursuant to Plans

The Company has three plans (the “Plans”) under which its directors, executive officers and employees may receive compensation. The principal features of the 1981 Long-Term Incentive Plan (the “1981 Plan”), the 1988 Stock Option Plan (the “1988 Plan”), and the Non-Employee Director Plan (the “Director Plan”) are described below. During the fiscal year ended June 30, 1994, the Company terminated its tax qualified cash or deferred profit-sharing plan (the “401(k) Plan”). During fiscal 2026, no executive officer received compensation pursuant to any of the Plans.

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

Issuable Shares

As of September 20, 1995, approximately 374,000 shares of Common Stock had been issued upon the exercise of options granted under the Option Plans, no shares of Common Stock were subject to outstanding options under the Options Plans and 626,000 shares of Common Stock were available for issuance under future option grants. From July 1, 1991 to September 20, 1995, options were granted at exercise prices ranging from $1.22 to $8.15 per share. The exercise price of each option was equal to 85% of the closing bid price of Company’s Common Stock as reported on the NASDAQ Over the Counter Bulletin Board Exchange. Due to employee terminations, all options became void in August 1995. As of September 30, 2001, 1,000,000 shares of Common Stock were available for issuance under future option grants and were still available at June 30, 2026.

Board of Directors Compensation

As of June 30, 2026, the directors did not receive any compensation for serving as members of the Board.

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

During the fiscal year ended June 30, 2026, no options were granted to non-employee Board members.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of June 30, 2026, by (i) all those known by the Company to be beneficial owners of more than 5% of its Common Stock; (ii) all directors; and (iii) all officers and directors of the Company as a group.

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

Crossfield, Inc., a company of which the CEO, Robert Wolfe is an officer and director, has made advances to the Company which are not collateralized, non-interest bearing, and payable upon demand. At June 30, 2026 and 2025, the Company had a balance of $19,276 and $55,974 respectively. During the twelve-month period ended June 30, 2026 and 2025 expenses paid on behalf of the Company were $24,160 and $27,419 respectively. The Company repaid $60,858 and $89,819 of the advancement during the year ending June 30, 2026 and 2025 respectively.

Director Independence

During the year ended June 30, 2026, Robert Wolfe and Lawrence Donofrio served as our directors and only Mr. Donofrio is an independent director as he has no ownership, employment, or business interaction with the Company. We are currently traded on the Over-the-Counter Bulletin Board system and specifically the OTC PINK. The OTC PINK does not require that a majority of the Board be independent.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s auditors for the periods ending June 30, 2026 and June 30, 2025 were Sadler, Gibb &Associates, LLC, 344 W 13800 S, Suite 250, Draper, UT 84020. We have paid or expect to pay the following fees to Sadler, Gibb & Associates, LLC for work performed for the fiscal years ending June 30, 2026, and June 30, 2025, attributable to the audits of consolidated financial statements:

Year ending June 30,	2026	2025
Audit-Related Fees	$25,500	$23,460
Tax and consulting Fees	$-	$-
Other fees	$-	$-

The aggregate fees billed include amounts for interim reviews and the audit of the consolidated financial statements for 2026.

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

The board has reviewed the fees paid to Sadler, Gibb & Associates, LLC and In-Revision. The board has also adopted policies and procedures to approve audit and non-audit services provided in the fiscal year 2026 by Sadler, Gibb & Associates, LLC and In-Revision. These policies and procedures involve annual pre-approval by the board of the types of services to be provided by our independent auditor and fee limits for each type of service on both a per-engagement and aggregate level. The board may additionally ratify certain de minimis services provided by the independent auditor without prior board approval, as permitted by the Sarbanes-Oxley Act and rules of the SEC promulgated thereunder.

PART IV

ITEM 15: EXHIBITS AND REPORTS ON FORMS 8K,

Reports filed on Form 8-K for the year ending June 30, 2026:

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

Date: September 21, 2026

By (Signature and Title):

/s/ Robert E. Wolfe
Robert E. Wolfe, CEO & Chairman of the Board

Date: September 21, 2026

By (Signature and title):

/s/ Lawrence Donofrio
Lawrence Donofrio, Director

EXHIBIT F

FINANCIAL STATEMENTS AND REPORT OF INDEPENDENT REGISTERED PUBLIC

ACCOUNTING FIRM OF ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARY

June 30, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Advanced Oxygen Technologies, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Advanced Oxygen Technologies, Inc. (“the Company”) as of June 30, 2026 and 2025, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2026 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2026, in conformity with accounting principles generally accepted in the United States of America.

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

Draper, UT

September 21, 2026

ADVANCED OXYGEN TECHNOLOGIES, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of June 30,
	2026	2025
ASSETS
CURRENT ASSETS
Cash	$39,259	$57,225
Property tax receivable	1,216	1,251
Total Current Assets	40,475	58,476

Property and equipment	616,768	634,601

TOTAL ASSETS	$657,243	$693,077

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$8,100	$2,200
Contract liabilities	3,189	3,281
Taxes payable	6,024	88,979
Advances from a related party	19,276	55,974
Total Current Liabilities	36,589	150,434

Long Term Liabilities
Notes payable, net of current portion	127,029	127,029
Total Long-Term Liabilities	127,029	127,029

Total Liabilities	163,618	277,463

STOCKHOLDERS’ EQUITY-
Convertible preferred stock, Series 2, par value $0.01; authorized 10,000,000 shares; issued and outstanding 5,000 at June 30, 2026 and June 30, 2025	50	50

Convertible preferred stock, Series 3, par value $0.01; authorized 1,670,000 shares, zero shares issued and outstanding	-	-

Convertible preferred stock, Series 5; no par value,1 share authorized and zero shares issued and outstanding, respectively	-	-

Common stock, par value $0.01; at June 30, 2026 and June 30, 2025, authorized 60,000,000 shares; issued and outstanding 3,292,945 and 3,292,945 shares, respectively	32,929	32,929

Additional paid-in capital	21,057,116	21,057,116

Accumulated other comprehensive income	53,193	78,152

Accumulated deficit	(20,649,663)	(20,752,633)

TOTAL STOCKHOLDERS’ EQUITY	493,625	415,614
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$657,243	$693,077

See accompanying notes to consolidated financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the Years ended June 30,
	2026	2025
Revenues
Rent Revenues	$47,444	$43,445
Total Revenues	47,444	43,445

Operating Expenses
General and Administrative	6,147	6,656
Professional fees	24,960	23,019
Total Operating Expenses	31,107	29,675

Income from operations	16,337	13,770
Other Income (Expense)
Interest Income	15	353
Total Other Income (Expense)	15	353
Income before Income Taxes	16,352	14,123
Income Tax Expense (Benefit)	(86,618)	9,985

NET INCOME	$102,970	$4,138

Weighted Average number of common shares outstanding
Basic	3,292,945	3,292,945
Diluted	3,302,945	3,302,945

Basic earnings per Share	$0.03	$0.00
Dilutive earnings per Share	$0.03	$0.00

OTHER COMPREHENSIVE INCOME (LOSS)
NET INCOME	$102,970	$4,138
Foreign Currency Translation Adjustments	(24,959)	69,539
TOTAL COMPREHENSIVE INCOME (LOSS)	$78,011	$73,677

See accompanying notes to consolidated financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended June 30, 2026 and 2025

	Preferred Stock Convertible Series 2		Common Stock		Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balance at June 30, 2024	5,000	$50	3,292,945	$32,929	$21,057,116	$(20,756,771)	$8,613	$341,937
Foreign Currency Translation Adjustment	-	-	-	-	-	-	69,539	69,539
Net Income	-	-	-	-	-	4,138	-	4,138
Balance at June 30, 2025	5,000	50	3,292,945	32,929	21,057,116	(20,752,633)	78,152	415,614

Foreign Currency Translation Adjustment	-	-	-	-	-	-	(24,959)	(24,959)
Net Income	-	-	-	-	-	102,970	-	102,970
Balance at June 30, 2026	5,000	$50	3,292,945	$32,929	$21,057,116	$(20,649,663)	$53,193	$493,625

 See accompanying notes to consolidated financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2026	2025

Cash flows from operating activities:
Net income	$102,970	$4,138
Adjustments to reconcile net income to net cash provided by operating activities
Expenses paid on behalf of the company by a related party	24,160	27,419
Gain on write-off of income tax liabilities	(96,830)	-
Changes in operating assets and liabilities
Accounts payable	5,900	1,150
Accrued expenses	-	45
Taxes payable	15,178	7,663
Net cash provided by operating activities	51,378	40,415

Cash flow from financing activities:
Repayment of related party debt	(68,104)	(89,819)
Repayment of long-term debt	-	-
Net cash used in financing activities	(68,104)	(89,819)
Change due to FX Translation	(1,240)	12,147
NET CHANGE IN CASH	(17,966)	(37,257)

Cash at beginning of period	$57,225	$94,482
Cash at end of period	$39,259	$57,225
Supplemental Disclosures of Cash Flow Information
Cash paid for Interest	$-	$-
Cash paid for Income Taxes	$-	$6,735

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

Sharx DK ApS is a Danish company, incorporated in 2020. On June 30, 2020, Sharx DK ApS, entered into a Distribution Agreement (the “Distribution Agreement” Exhibit 10.1) with a third party vendor, Cleaver ApS, a Danish corporation (“Cleaver”), whereby Cleaver has appointed the Company as Cleaver’s nonexclusive distributor of its products in Europe, South America and North America. Cleaver is a manufacturer of a line of products for the logistics and cargo industry. Sharx had no activity for the period ending June 30, 2026.

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

Rental Revenue

Rental revenue is derived from the Commercial Property lease in which quarterly payments are received pursuant to the property lease which is in effect until on a 6 month basis through 2027. We recognize revenue when we have satisfied a performance obligation by transferring control over a product or delivering a service to a client. We measure revenue based upon the consideration set forth in an arrangement or contract with a client. We recognize revenue from these services when the services are completed. If we are paid in advance for these services, we record such payment as a contract liability until we complete the services. As of June 30, 2026, the Company recorded $3,189 of contract liabilities in connection to rental revenues.

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

The Company maintains its cash in bank deposit accounts which, at June 30, 2026 did not exceed federally insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on such amounts.

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

Earnings per Share:

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of June 30, 2026, and June 30, 2025 there were10,000 and10,000, potential dilutive shares that need to be considered as common share equivalents and because of the net income for June 30, 2026, the effect of these potential common shares is dilutive.

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

NOTE 3 - REVENUE:

The Company’s subsidiary, Anton Nielsen Vojens, ApS has one customer who is a non-related party and leases property from the Company. Rent revenues related to the operating lease are recognized as earned. The Company’s subsidiary Sharx DK ApS had zero retail customers for the year ending June 30, 2026 and zero for the year ending June 30, 2025. The Company has determined that it is an agent of the manufacturer and collects commission revenue at or before the delivery of product.

The Company disaggregates revenues by revenue type and geographic location. See the below tables:

	Year Ended June 30,
Revenue Type	2026	2025
Real Estate Rental	$47,444	$43,445
Total Sales by Revenue Type	$47,444	$43,445

The Company’s derives revenues from 100% of foreign revenues. For the period ending June 30, 2026 and June 30, 2025 the major geographic concentrations were as follows:

	Geographic Regions for the Twelve Months Ended June 30,
Revenue Type	2026	2025
International	$47,444	$43,445
Domestic	-	-
Total Sales by Geographic Location	$47,444	$43,445

NOTE 4 – PROPERTY & EQUIPMENT:

The Land owned by the Company’s wholly owned subsidiary constitutes the largest asset of the Company. During the period ending June 30, 2026 the Company recorded a decrease in the carrying value of the Land of $(17,833), due to the currency translation difference. The carrying value of the Land of the Company was as follows:

	Carrying Value of Land at June 30,
	2026	2025
US Dollars	$616,768	$634,601

NOTE 5 - RELATED PARTY TRANSACTIONS:

Crossfield, Inc., a company of which the CEO, Robert Wolfe is an officer and director, has made advances to the Company which are not collateralized, non-interest bearing, and payable upon demand. At June 30, 2026 and 2025, the Company had a balance of $19,276 and $55,974 respectively. During the twelve-month period ended June 30, 2026 and 2025 expenses paid on behalf of the Company were $24,160 and $27,419 respectively. The Company repaid $60,858 of the advancements during the year ending June 30, 2026.

NOTE 6 - NOTES PAYABLE:

During 2006, the Company issued a promissory note (“Note”) for $650,000, payable to the Borkwood Development Ltd, a previous shareholder of the Company (“Seller”), payable and amortized monthly and carrying an interest at 5% per year. The Company has the right to prepay the note at any time with a notice of 14 days. To secure the payment of principal and interest the Sellers will receive a perfect lien and security interest in the Shares in the company ANV until the note with accrued interest is paid in full, and, 2) In the case that the Note has not been repaid within 12 months from the day of closing the Sellers have the right to convert the debt to common stock of Advanced Oxygen Technologies, Inc. in an amount of non-diluted shares calculated on the conversion Date, equal to the lesser of : a) Six hundred and Fifty thousand (650,000) or the Purchase Price minus the principal payments made by the buyer, whichever is greater, divided by the previous ten day closing price of AOXY as quoted on the national exchange, or b) Fifteen million shares, whichever is lesser. The Note has been extended until July 1, 2027, prior to period end and interest waived through the period ending June 30, 2026. As of June 30, 2026 and 2025, the unpaid balance was $127,029.

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

Year	Amount
2027	$-
2028	127,029
Total	$127,029
Less: Long-term portion of notes payable	-
Notes payable, current portion	$127,029

The amounts stated reflect the Company’s commitments in the currencies that those commitments were made and the amounts are an estimate of what the US dollar amount would be if the currency rates did not change going forward.

NOTE 7 - INCOME TAXES:

As of June 30, 2026, the Company had federal and state net operating loss carryforwards of approximately $20,639,368 of which approximately $683,303 may be utilized to offset future taxable income. Section 382 of the Internal Revenue Code imposes substantial restrictions on the utilization of net operating loss and tax credit carryforwards when a change in ownership occurs. No deferred tax assets have been recorded because it is considered unlikely that they will be realized.

The overall effective tax rate differs from the federal statutory tax rate of 21% due to operating losses and other deferred assets not providing benefit for income tax purposes.

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the Company’s effective rate is as follows at June 30, 2026 and 2025:

	2025	2024
United States Statutory Income Tax Rate	21%	21%
Increase (Decrease) in rate on income subject to Danish income tax rates	1%	1%
Decrease in rate resulting from Non-Deductible expenses	-	-

Effective Income Tax Rate	22%	22%

The components of income tax expense (benefit) from continuing operations for the years ended June 30, 2026 and 2025 consisted of the following:

Current Tax Expense	2026	2025
Danish Income Tax Expense (Benefit)	$(86,618)	$9,985
Federal US Income Tax Expense (Benefit)
Current	-	-
Deferred	-	-
Total Income Tax Expense	$(86,618)	$9,985

Deferred income tax expense/ (benefit) results primarily from the reversal of temporary timing differences between tax and financial statement income.

The Company had deferred tax income tax assets as of June 30, 2026 and 2025 as follows:

	2026	2025
Net operating loss carryforwards	$4,340,515	$4,357,467

Valuation allowance	(4,340,515)	(4,357,467)
Total net deferred tax assets	$-	$-

The Company has maintained a full valuation allowance against the total deferred tax assets for all period due to the uncertainty of future utilization.

NOTE 8 – STOCKHOLDERS’ EQUITY:

Common Stock:

The Company is authorized to issue 60,000,000 shares of Common stock, par value $0.01; At June 30, 2026 and June 30, 2025 there were 3,292,945 and 3,292,945 shares issued and outstanding, respectively.

Preferred Stock:

Series 2 Convertible Preferred Stock:

The Company is authorized to issue 10,000,000 shares of $0.01 par value of series 2 convertible preferred stock. Each Series 2 preferred share also includes one warrant to purchase two common shares for $5.00. The warrants are exercisable over a three-year period. In the event of the liquidation of the Company, holders of Series 2 preferred stock would be entitled to receive $5.00 per share, plus any unpaid dividends declared on the Series 2 preferred stock from the funds remaining after the Company’s creditors, including directors, have been paid. There have been no dividends declared. As of June 30, 2026, and June 30, 2025 there are 5,000 shares issued, which are convertible into 10,000 common shares. There are no warrants outstanding that have been issued in connection with these preferred shares.

Series 3 Convertible Preferred Stock:

The Company has authorized 1,670,000 shares of series 3 convertible preferred stock with a par value $0.01. There are zero shares issued and outstanding at June 30, 2026 and 2025.

Series 5 Convertible Preferred Stock:

The Company has authorized 1 share of series 5 convertible preferred stock, no par value. There is 1 Series 5 Convertible Preferred shares designated. There were zero shares of Series 5 Convertible Preferred Stock converted to common stock. There are zero shares issued and outstanding at June 30, 2026 and 2025.

NOTE 9 – SEGMENT AND GEOGRAPHIC INFORMATION

Segment Performance

We have three reporting segments:

1.	The ANV lease segment which leases land in Denmark by long term leases.
2.	The Sharx’s segment which generate commissions for the sale cargo security products.
3.	The Corporate segment, Advanced Oxygen Technologies, Inc. which does not generate revenues, but has administrative expenses.

The following table summarizes financial information regarding each reportable segment’s results of operations for the periods presented:

	Year Ended June 30,
	2026	2025

Revenue by segment
Lease revenues	$47,444	$43,445
Commission revenues from security product sales	-	-
Corporate revenues	-	-
Total revenue	$47,444	$43,445

Segment profitability
Net lease income (loss)	$133,030	$32,707
Commission income (loss) from security product sales	-	-
Corporate income (loss)	(30,060)	(28,569)
Total segment profitability	$102,970	$4,138

The following table presents net sales, based on the location in which the sale originated, and long-lived assets, representing property, plant and equipment, net of related depreciation, by geographic region. All of the assets are land that are held by the Company’s subsidiary, ANV.

Year Ending June 30:	2026	2025
Net Sales
United States	$-	$-
Denmark	47,444	43,445
Total	$47,444	$43,445

Long-Lived Assets
United States	$-	$-
Denmark	616,768	634,601
Total	$616,768	$634,601

Year Ended June 30, 2026
	ANV	Sharx	Corporate	Total
Net sales	$47,444	$-	$-	$47,444
Operating income (loss)	46,396	-	(30,060)	16,337
Interest income	-	-	-	-
Total assets	$657,093	$-	$150	$657,243

Year Ended June 30, 2025
	ANV	Sharx	Corporate	Total
Net sales	$43,445	$-	$-	$43,445
Operating (loss) income	42,339	-	(28,569)	13,770
Interest income	353	-	-	353
Total assets	$692,927	$-	$150	$693,077

NOTE 10 - SUBSEQUENT EVENTS:

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report. There are none to disclose.

