Form 10-Q
period 2026-09-30
ADVANCED OXYGEN TECHNOLOGIES INC
filed 2026-11-10
CIK 352991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: As of November 9, 2026, there were 3,292,945 issued and outstanding shares of the registrant’s Common Stock, $0.01 par value.

ADVANCED OXYGEN TECHNOLOGIES, INC.

	INDEX	Page
PART I

Item I:	Financial Statements (unaudited)	3
	Condensed Consolidated Balance Sheets as of September 30, 2026 (unaudited) and June 30, 2026	3
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended September 30, 2026 and September 30, 2025 (unaudited)	4
	Condensed Consolidated Statements of Stockholders’ Equity for the three months ended September 30, 2026 and September 30, 2025 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2026 and September 30, 2025 (unaudited)	6
	Notes to the Condensed Consolidated Financial Statements	7

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3:	Quantitative and Qualitative Disclosures about Market Risk	20
Item 4:	Controls and Procedures	20

PART II

Item 1:	Legal Proceedings	21
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3:	Defaults Upon Senior Securities	21
Item 4:	Mine Safety Disclosures	21
Item 5:	Other Information	21
Item 6.	Exhibits and Reports on Form 8-K	22
Signature		23

EXHIBIT 31.1, 31.2 Certifications of Officers		EX 31
EXHIBIT 32.1, 32.2 Certifications of Officers		EX 32
EXHIBIT 101.INS Inline XBRL Instance		EX 101.INS
EXHIBIT 101.SCH Inline XBRL Taxonomy Extension Schema Document		EX 101.SCH
EXHIBIT 101.CAL Inline XBRL Taxonomy Extension Calculation Document		EX 101.CAL
EXHIBIT 101.DEF Inline XBRL Taxonomy Extension Definition Document		EX 101.DEF
EXHIBIT 101.LAB Inline XBRL Taxonomy Extension Labels Document		EX 101.LAB
EXHIBIT 101.PRE Inline XBRL Taxonomy Extension Presentation Document		EX 101.PRE

PART 1: FINANCIAL INFORMATION

Item I: Condensed Consolidated Financial Statements for the three months ending September 30, 2026 (unaudited).

ADVANCED OXYGEN TECHNOLOGIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2026	June 30, 2026
ASSETS	(Unaudited)

CURRENT ASSETS
Cash	$29,968	$39,259
Property tax receivable	1,207	1,216
Total Current Assets	31,175	40,475

Property and equipment	612,455	616,768
TOTAL ASSETS	$643,630	$657,243

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	8,025	8,100
Contract liabilities	3,166	3,189
Taxes payable	8,468	6,024
Advances from a related party	13,142	19,276
Notes payable, current portion	127,029	-
Total Current Liabilities	159,830	36,589

Long Term Liabilities
Notes payable	-	127,029
Total Long-term Liabilities	-	127,029

Total Liabilities	159,830	163,618

STOCKHOLDERS’ EQUITY
Convertible preferred stock, Series 2, par value $0.01; authorized 10,000,000 shares; issued and outstanding 5,000 at September 30, 2026 and June 30, 2026	50	50
Convertible preferred stock, Series 3, par value $0.01; authorized 1,670,000 shares; zero shares issued and outstanding	-	-
Convertible preferred stock, Series 5; no par value, 1 share authorized and zero shares issued and outstanding.	-	-
Common stock, par value $0.01; At September 30, 2026 and June 30, 2026, authorized 60,000,000 shares; issued and outstanding 3,292,945 shares and 3,292,945 shares, respectively	32,929	32,929
Additional paid-in capital	21,057,116	21,057,116
Accumulated Other Comprehensive Income	46,643	53,193
Accumulated deficit	(20,652,938)	(20,649,663)
TOTAL STOCKHOLDERS’ EQUITY	483,800	493,625
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$643,630	$657,243

See accompanying notes to condensed unaudited consolidated financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the three months ended September 30,
	2026	2025
Revenues
Rent Revenues	$12,092	$11,781
Total Revenues	12,092	11,781

Operating Expenses
General and Administrative	1,554	1,294
Professional fees	12,000	11,460
Total Operating Expenses	13,554	12,754

Loss from operations	(1,462)	(973)

Loss Before Income Taxes	(1,462)	(973)
Income Tax Expense	1,813	2,472
Net Loss	$(3,275)	$(3,445)

Weighted Average number of common shares outstanding
Basic	3,292,945	3,292,945
Dilutive	3,292,945	3,292,945

Basic loss per Share	$(0.00)	$(0.00)
Dilutive loss per Share	$(0.00)	$(0.00)

OTHER COMPREHENSIVE NET LOSS
NET LOSS	$(3,275)	$(3,445)
Foreign Currency Translation Adjustments	$(6,550)	$637
TOTAL COMPREHENSIVE NET LOSS	$(9,825)	$(2,808)

See accompanying notes to condensed unaudited consolidated financial statements.

ADVANCED OXYGEN TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three-Month Period Ending September 30, 2026 and 2025

(Unaudited)

							Accumulated
	Preferred Stock Convertible Series 2		Common Stock		Additional Paid In	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance at June 30, 2025	5,000	50	3,292,945	32,929	21,057,116	(20,752,633)	78,152	415,614
Net loss	-	-	-	-	-	(3,445)	-	(3,445)
Foreign Currency Translation Adjustment	-	-	-	-	-	-	637	637

Balance at September 30, 2025	5,000	50	3,292,945	32,929	21,057,116	(20,756,078)	78,789	412,806

Balance at June 30, 2026	5,000	50	3,292,945	32,929	21,057,116	(20,649,663)	53,193	493,625
Net loss	-	-	-	-	-	(3,275)	-	(3,275)
Foreign Currency Translation Adjustment	-	-	-	-	-	-	(6,550)	(6,550)

Balance at September 30, 2026	5,000	50	3,292,945	32,929	21,057,116	(20,652,938)	46,643	483,800

See accompanying notes to condensed unaudited consolidated financial statements.

ADVANCED OXYGEN TECHNOLOGIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended September 30,
	2026	2025
Cash flows from operating activities:

Net Loss	$(3,275)	(3,445)
Adjustments to reconcile net loss to net cash provided by operating activities
Expenses paid on behalf of the company by a related party	13,350	7,200
Changes in operating assets and liabilities
Accounts payable	(75)	5,010
Taxes payable	2,507	1,853
Accrued expenses	-	(182)
Net cash provided by operating activities	12,507	10,436

Cash flow from financing activities:
Repayment of related party debt	(21,658)	(22,221)
Repayment of long-term debt	-	-
Net cash used in financing activities	(21,658)	(22,221)
Change due to Foreign Currency Translation	(140)	106
NET CHANGE IN CASH	(9,291)	(11,679)

Cash at beginning of period	$39,259	$57,225
Cash at end of period	$29,968	$45,546
Supplemental Disclosures of Cash Flow Information
Cash paid for Interest	$-	$-
Cash paid for Income taxes	$-	$415

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

ANV is a Danish company that owns commercial real estate in Vojens, Denmark. ANV’s revenues are derived solely from the lease revenue from its real estate. Circle K Denmark A/S, formerly StatOil A/S, leases the facility from ANV. The lease expires in 2027 and automatically extends for 6 months.

Sharx Inc. is a Wyoming corporation incorporated in April 2020 and operations are derived from its wholly owned subsidiary Sharx DK ApS.

Sharx DK ApS is a Danish company, incorporated in April 2020. On June 30, 2020, Sharx DK ApS, entered into a Distribution Agreement (the “Distribution Agreement”) with a third party vendor, Cleaver ApS, a Danish corporation (“Cleaver”), whereby Cleaver has appointed the Company as Cleaver’s nonexclusive distributor of its products in Europe, South America and North America. Cleaver is a manufacturer of a line of products for the logistics and cargo industry. Sharx had no activity for the period ending September 30, 2026.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries (ANV and Sharx), after elimination of all intercompany accounts, transactions, and profits. These financial statements are condensed interim statements that include all normal recurring adjustments needed for fair presentation, should be read with the 10-K, and are not necessarily indicative of full-year results

Basis of Presentation:

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

Rental Revenue

Rental revenue is derived from the Commercial Property lease in which quarterly payments are received pursuant to the property lease which is in effect until 2026. We recognize revenue when we have satisfied a performance obligation by transferring control over a product or delivering a service to a client. We measure revenue based upon the consideration set forth in an arrangement or contract with a client. We recognize revenue from these services when the services are completed. If we are paid in advance for these services, we record such payment as a contract liability until we complete the services. As of September 30, 2026 the Company recorded $3,166 of contract liabilities in connection to rental revenues.

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

The Company maintains its cash in bank deposit accounts which, at September 30, 2026 did not exceed federally insured limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on such amounts.

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

Earnings per Share:

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were anti-dilutive. As of September 30, 2026, and September 30, 2025 there were 10,000 and 10,000, potential anti-dilutive shares that need to be considered as common share equivalents and because of the net loss for September 30, 2026 and 2025, the effect of these potential common shares is anti-dilutive.

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

ADVANCED OXYGEN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 3 - REVENUE:

The Company’s subsidiary, Anton Nielsen Vojens, ApS has one customer who is a non-related party and leases property from the Company. Rent revenues related to the operating lease are recognized as incurred. The Company’s subsidiary Sharx DK ApS had zero retail customers for the three month period ending September 30, 2026 and zero for the three month period ending September 30, 2025. The Company has determined that is an agent of the manufacturer and collects commission revenue at or before the delivery of product.

The Company disaggregates revenues by revenue type and geographic location. See the below tables:

	Three Months Ended September 30,
Revenue Type	2026	2025
Real Estate Rental	$12,092	$11,781
Commission Revenues	-	-
Total Sales by Revenue Type	$12,092	$11,781

The Company’s derives revenues from 100% of foreign revenues. For the period ending September 30, 2026 and September 30, 2025 the major geographic concentrations were as follows:

	Geographic Regions
	for the Three Months Ended September 30,
Revenue Type	2026	2025
International	$12,092	$11,781
Domestic	-	-
Total Sales by Geographic Location	$12,092	$11,781

ADVANCED OXYGEN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 4 - PROPERTY AND EQUIPMENT:

The Land owned by the Company’s wholly owned subsidiary constitutes the largest asset of the Company. During the period ending September 30, 2026 the Company recorded a decrease in the carrying value of the Land of $(4,313), due to the currency translation difference. The carrying value of the Land of the Company was as follows:

	Carrying Value of Land at
	September 30, 2026	June 30, 2026
US Dollars	$612,455	$616,768

NOTE 5 - RELATED PARTY TRANSACTIONS:

Crossfield, Inc., a company of which the CEO, Robert Wolfe is an officer and director, has made advances to the Company which are not collateralized, non-interest bearing, and payable upon demand. At September 30, 2026 and June 30, 2026, the Company had a balance of $13,142 and $19,276 respectively. During the three-month period ended September 30, 2026 and 2025, expenses paid on behalf of the Company were $13,350 and $7,200, respectively. The Company repaid $21,658 of the advancement during the three month period ending September 30, 2026, and repaid $15,021 during the three month period ending September 30, 2025.

NOTE 6 - NOTES PAYABLE:

During 2006, the Company issued a promissory note (“Note”) for $650,000, payable to the Borkwood Development Ltd, a previous shareholder of the Company (“Seller”), payable and amortized monthly and carrying an interest at 5% per year. The Company has the right to prepay the note at any time with a notice of 14 days. To secure the payment of principal and interest the Sellers will receive a perfect lien and security interest in the Shares in the company ANV until the note with accrued interest is paid in full, and, 2) In the case that the Note has not been repaid within 12 months from the day of closing the Sellers have the right to convert the debt to common stock of Advanced Oxygen Technologies, Inc. in an amount of non-diluted shares calculated on the conversion Date, equal to the lesser of : a) Six hundred and Fifty thousand (650,000) or the Purchase Price minus the principal payments made by the buyer, whichever is greater, divided by the previous ten day closing price of AOXY as quoted on the national exchange, or b) Fifteen million shares, whichever is lesser. The Note has been extended until July 1, 2027 prior to period end and interest waived through the period ending June 30, 2027. As of September 30, 2026, the unpaid balance was $127,029.

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

Fiscal Year Ending	Amount
2027	-
2028	127,029
Total	$127,029
Less: Long-term portion of notes payable	-
Notes payable, current portion	$127,029

The amounts stated reflect the Company’s commitments in the currencies that those commitments were made and the amounts are an estimate of what the US dollar amount would be if the currency rates did not change going forward.

ADVANCED OXYGEN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 7 - STOCKHOLDERS’ EQUITY:

Common Stock:

The Company is authorized to issue 60,000,000 shares of Common stock, par value $0.01; At September 30, 2026 and June 30, 2026 there were 3,292,945 and 3,292,945 shares issued and outstanding, respectively.

Preferred Stock:

Series 2 Convertible Preferred Stock:

The Company is authorized to issue 10,000,000 shares of $0.01 par value of series 2 convertible preferred stock. Each Series 2 preferred share also includes one warrant to purchase two common shares for $5.00. The warrants are exercisable over a three-year period. In the event of the liquidation of the Company, holders of Series 2 preferred stock would be entitled to receive $5.00 per share, plus any unpaid dividends declared on the Series 2 preferred stock from the funds remaining after the Company’s creditors, including directors, have been paid. There have been no dividends declared. There are 177,000 Series 2 Convertible Preferred shares designated. As of September 30, 2026, and June 30, 2026 there are 5,000 shares issued, which are convertible into 10,000 common shares. There are no warrants outstanding that have been issued in connection with these preferred shares.

ADVANCED OXYGEN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Series 3 Convertible Preferred Stock:

The Company has designated 1,670,000 shares of series 3 convertible preferred stock with a par value $0.01.  Each share automatically converts on March 2, 2000 into either (a) one (1) share of the Company’s common stock if the average closing price of the common stock during the ten trading days immediately prior to March 1, 2000 is equal to or greater than sixty-six cents ($0.66) per share, or (b) one and one-half (1 1/2) shares of common stock if the average closing price of the common stock during the ten trading days immediately prior March 1, 2000 is less than sixty-six cents ($0.66) per share. There were zero shares of Series 3 Convertible Preferred Stock converted to common stock.  There are zero shares issued and outstanding at September 30, 2026 and June 30, 2026.

Series 5 Convertible Preferred Stock:

The Company has designated 1 share of series 5 convertible preferred stock, no par value. There is 1 Series 5 Convertible Preferred shares designated. The shares are collectively convertible to common stock of the Company on March 5, 2004, in an amount equal to the greater of a.) 290,000 shares divided by the ten day closing price, prior to the date of acquisition of IPS, of the Company’s common stock as quoted on the national exchange and not to exceed twenty million shares, or b.) six million shares. There were zero shares of Series 5 Convertible Preferred Stock converted to common stock.  There are zero shares issued and outstanding at September 30, 2026 and June 30, 2026.

NOTE 8 - SEGMENT AND GEOGRAPHIC INFORMATION:

Segment Performance

The Company operates its business through three reportable segments. Our Chief Executive Officer (CEO) acts as our Chief Operating Decision Maker (CODM). The CODM reviews financial information presented on a segment basis for the purposes of allocating resources, evaluating financial performance, and making strategic operational decisions. The primary measure of segment profitability utilized by our CODM is Segment Operating Income, which excludes unallocated corporate expenses, interest income/expense, and income taxes.

We have three reporting segments:

•	The ANV lease segment which leases land in Denmark by long term leases.
•	The Sharx’s segment which generate commissions for the sale cargo security products.
•	The Corporate segment, Advanced Oxygen Technologies, Inc. which does not generate revenues, but has administrative expenses.

ADVANCED OXYGEN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes financial information regarding each reportable segment’s results of operations for the periods presented:

	Three Months Ending September 30,
	2026	2025

Revenue by segment
Lease revenues	$12,092	$11,781
Commission revenues from security product sales	-	-
Corporate revenues	-	-
Total revenue	$12,092	$11,781

Segment profitability
Lease income (loss)	$11,813	$11,237
Commission income (loss) from security product sales	-	-
Corporate income (loss)	(13,275)	(12,210)
Total segment profitability	$(1,462)	$(3,445)

ADVANCED OXYGEN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents net sales, based on the location in which the sale originated, and long-lived assets, representing property, plant and equipment, net of related depreciation, by geographic region. All of the assets are land that are held by the Company’s subsidiary, ANV.

Three Months Ending September 30:	2026	2025
Net Sales
United States	$-	$-
Denmark	12,092	11,781
Total	$12,092	$11,781

As of September 30, 2026 and June 30, 2026	Sept 30, 2026	June 30, 2026
Long-Lived Assets
United States	$-	$-
Denmark	612,455	616,768
Total	$612,455	$616,768

ADVANCED OXYGEN TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Three Months Ending September 30, 2026
	ANV	Sharx	Corporate	Total

Net sales	$12,092	$-	$-	$12,092
Operating income	$11,813	$-	$(13,275)	$(1,462)
Interest expense	$-	$-	$-	$-
Total assets	$643,480	$-	$150	$643,630

Three Months Ending September 30, 2025
	ANV	Sharx	Corporate	Total

Net sales	$11,781	$-	$-	$11,781
Operating (loss) income	$11,237	$-	$(12,210)	$(973)
Interest expense	$-	$-	$-	$-
Total assets	$681,062	$-	$150	$681,212

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

REVENUES: Revenues from operations were $12,092 in 2026 compared to $11,781 in 2025. The increase was mainly attributable to currency fluctuations. The following table summarizes the Company’s revenue allocations:

Three month period ending September 30,	2026	2025
Subsidiary ANV Lease Revenues	$12,092	$11,781
Subsidiary Sharx commissions from the sales of cargo security products	—	—
Total	$12,092	$11,781

GENERAL AND ADMINISTRATIVE EXPENSES: G&A expenses for the three-month period ending September 30, 2026 and September 30, 2025 were $1,554 and $1,294 respectively. The expenses are attributable to the Company’s SEC compliance and accounting costs.

PROFESSIONAL EXPENSES: Professional expenses for the three-month period ending September 30, 2026 and September 30, 2025 were $12,000 and $11,460 respectively. The expenses were attributable to audit fees for 2026 and 2025.

OTHER INCOME (EXPENSES): Other income (expenses) for the three-month period ending September 30, 2026 and September 30, 2025 were $0, and $0 respectively and mainly attributable to interest expense.

NET LOSS: Net loss attributed to common stockholders was $(3,275) or $(0.00) per basic and diluted share for the three-month period ending September 30, 2026 as compared to the net loss of $(3,445) or $(0.00) per basic and diluted share for September 30, 2025 and mainly attributable to audit fees and foreign currency transaction.

LIQUIDITY AND CAPITAL RESOURCES: At September 30, 2026 and June 30, 2026, the Company had cash and cash equivalents of $29,968 and $39,259 respectively. At September 30, 2026 and June 30, 2026, the Company had a working capital deficit of $128,655 and $3,886 respectively. The change in cash is primarily due to AVN’s payment of debt and normal operations. The increase in the working capital deficit is primarily related to the operations.

Net cash provided by operating activities for three-month period ending September 30, 2026 and September 30, 2025 was $12,507 and $10,436, respectively. The increase was primarily due to taxes payable and expenses paid on behalf of a related party during the three-month period ending September 30, 2026.

Net cash used-in financing activities for three-month period ending September 30, 2026 and September 30, 2025 was $(21,658) and $(22,221) respectively. Net cash used for financing activities for both periods is related to the repayment of debt and related party debt.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded as of September 30, 2026 that our disclosure controls and procedures were not effective at ensuring that the material information required to be disclosed in the Exchange Act reports is recorded, processed, summarized and reported as required in applicable SEC rules and the Company’s filed 10-K.

Changes in Internal Control over Financial Reporting

During the three month period ended September 30, 2026, there were no changes in our internal control over financial reporting identified in connection with managements evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II

ITEM 1: LEGAL PROCEEDINGS

During the period ending September 30, 2026, there were pending or threatened legal actions as follows:

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

During three month period ending September 30, 2026, the Company filed no reports on Form 8-K for events occurring during the periods.

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

Date: November 9, 2026

By (Signature and Title):

/s/ Robert E. Wolfe
Robert E. Wolfe, CEO & Chairman of the Board

Date: November 9, 2026

By (Signature and title):

/s/ Lawrence Donofrio
Lawrence Donofrio, Director

